Form 10-Q
period 2017-11-04
KROGER CO
filed 2017-12-08
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 4, 2017

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

There were 881,361,794 shares of Common Stock ($1 par value) outstanding as of December 4, 2017.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 4,	November 5,	November 4,	November 5,
(In millions, except per share amounts)	2017	2016	2017	2016
Sales	$27,749	$26,557	$91,631	$87,726
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,532	20,653	71,422	68,019
Operating, general and administrative	4,708	4,443	15,606	14,695
Rent	196	199	691	666
Depreciation and amortization	573	549	1,871	1,768

Operating profit	740	713	2,041	2,578
Interest expense	136	124	453	396

Earnings before income tax expense	604	589	1,588	2,182
Income tax expense	215	206	552	727

Net earnings including noncontrolling interests	389	383	1,036	1,455
Net loss attributable to noncontrolling interests	(8)	(8)	(17)	(14)

Net earnings attributable to The Kroger Co.	$397	$391	$1,053	$1,469

Net earnings attributable to The Kroger Co. per basic common share	$0.44	$0.41	$1.16	$1.54

Average number of common shares used in basic calculation	887	940	901	946

Net earnings attributable to The Kroger Co. per diluted common share	$0.44	$0.41	$1.15	$1.52

Average number of common shares used in diluted calculation	893	953	910	962

Dividends declared per common share	$0.125	$0.120	$0.370	$0.345

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 4,	November 5,	November 4,	November 5,
(In millions)	2017	2016	2017	2016
Net earnings including noncontrolling interests	$389	$383	$1,036	$1,455

Other comprehensive income (loss)
Realized gains and losses on available for sale securities, net of income tax(1)	—	—	—	(20)
Amortization of amounts included in net periodic pension expense(2)	10	8	33	23
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	9	46	(26)	(52)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	—	2	1

Total other comprehensive income (loss)	20	54	9	(48)

Comprehensive income	409	437	1,045	1,407
Comprehensive loss attributable to noncontrolling interests	(8)	(8)	(17)	(14)
Comprehensive income attributable to The Kroger Co.	$417	$445	$1,062	$1,421

(1)	Amount is net of tax of $(16) for the first three quarters of 2016.
(2)

Amount is net of tax of $5 for the third quarter of 2017 and $4 for the third quarter of 2016.  Amount is net of tax of $19 for the first three quarters of 2017 and $14 for the first three quarters of 2016.

(3)

Amount is net of tax of $5 for the third quarter of 2017 and $27 for the third quarter of 2016.  Amount is net of tax of $(15) for the first three quarters of 2017 and $(31) for the first three quarters of 2016.

(4)	Amount is net of tax of $1 for the third quarter of 2017 and 2016. Amount is net of tax of $2 for the first three quarters of 2017 and $1 for the first three quarters of 2016.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 4,	January 28,
(In millions, except par amounts)	2017	2017
ASSETS
Current assets
Cash and temporary cash investments	$352	$322
Store deposits in-transit	1,163	910
Receivables	1,452	1,649
FIFO inventory	8,222	7,852
LIFO reserve	(1,305)	(1,291)
Assets held for sale	604	—
Prepaid and other current assets	437	898
Total current assets	10,925	10,340

Property, plant and equipment, net	20,966	21,016
Intangibles, net	1,113	1,153
Goodwill	3,035	3,031
Other assets	989	965

Total Assets	$37,028	$36,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$1,729	$2,252
Trade accounts payable	6,307	5,818
Accrued salaries and wages	1,074	1,234
Deferred income taxes	—	251
Liabilities held for sale	259	—
Other current liabilities	3,521	3,305
Total current liabilities	12,890	12,860

Long-term debt including obligations under capital leases and financing obligations	13,118	11,825
Deferred income taxes	2,452	1,927
Pension and postretirement benefit obligations	522	1,524
Other long-term liabilities	1,835	1,659

Total Liabilities	30,817	29,795

Commitments and contingencies (see Note 7)

SHAREHOLDERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2017 and 2016	1,918	1,918
Additional paid-in capital	3,124	3,070
Accumulated other comprehensive loss	(706)	(715)
Accumulated earnings	16,263	15,543
Common shares in treasury, at cost, 1,037 shares in 2017 and 994 shares in 2016	(14,364)	(13,118)

Total Shareholders’ Equity - The Kroger Co.	6,235	6,698
Noncontrolling interests	(24)	12

Total Equity	6,211	6,710

Total Liabilities and Equity	$37,028	$36,505

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Quarters Ended
	November 4,	November 5,
(In millions)	2017	2016
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,036	$1,455
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,871	1,768
LIFO charge	46	19
Stock-based employee compensation	118	110
Expense for Company-sponsored pension plans	68	62
Deferred income taxes	267	5
Other	5	(27)
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	(268)	(120)
Receivables	45	48
Inventories	(466)	(798)
Prepaid and other current assets	426	219
Trade accounts payable	620	509
Accrued expenses	26	(144)
Income taxes receivable and payable	143	267
Contribution to Company-sponsored pension plans	(1,000)	—
Other	117	83

Net cash provided by operating activities	3,054	3,456

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,137)	(3,025)
Proceeds from sale of assets	120	114
Payments for acquisitions, net of cash acquired	(16)	(401)
Other	(2)	39

Net cash used by investing activities	(2,035)	(3,273)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,503	1,785
Payments on long-term debt	(769)	(1,332)
Net borrowings (payments) on commercial paper	(45)	1,200
Dividends paid	(333)	(316)
Proceeds from issuance of capital stock	31	51
Treasury stock purchases	(1,292)	(1,401)
Other	(84)	(73)

Net cash used by financing activities	(989)	(86)

Net increase in cash and temporary cash investments	30	97

Cash and temporary cash investments:
Beginning of year	322	277
End of year	$352	$374

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,137)	$(3,025)
Payments for lease buyouts	9	5
Changes in construction-in-progress payables	(149)	14
Total capital investments, excluding lease buyouts	$(2,277)	$(3,006)

Disclosure of cash flow information:
Cash paid during the year for interest	$469	$410
Cash paid during the year for income taxes	$168	$450

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798
Issuance of common stock:
Stock options exercised	—	—	—	(4)	51	—	—	—	51
Restricted stock issued	—	—	(111)	(2)	55	—	—	—	(56)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	37	(1,319)	—	—	—	(1,319)
Stock options exchanged	—	—	—	2	(82)	—	—	—	(82)
Share-based employee compensation	—	—	110	—	—	—	—	—	110
Other comprehensive loss net of income tax of $(32)	—	—	—	—	—	(48)	—	—	(48)
Other	—	—	60	—	(63)	—	—	54	51
Cash dividends declared ($0.345 per common share)	—	—	—	—	—	—	(330)	—	(330)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,469	(14)	1,455

Balances at November 5, 2016	1,918	$1,918	$3,039	984	$(12,767)	$(728)	$15,150	$18	$6,630

Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710
Issuance of common stock:
Stock options exercised	—	—	—	(2)	31	—	—	—	31
Restricted stock issued	—	—	(115)	(2)	82	—	—	—	(33)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	45	(1,247)	—	—	—	(1,247)
Stock options exchanged	—	—	—	2	(45)	—	—	—	(45)
Share-based employee compensation	—	—	118	—	—	—	—	—	118
Other comprehensive income net of income tax of $6	—	—	—	—	—	9	—	—	9
Other	—	—	51	—	(67)	—	—	(19)	(35)
Cash dividends declared ($0.370 per common share)	—	—	—	—	—	—	(333)	—	(333)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,053	(17)	1,036

Balances at November 4, 2017	1,918	$1,918	$3,124	1,037	$(14,364)	$(706)	$16,263	$(24)	$6,211

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

The unaudited information in the Consolidated Financial Statements for the third quarter and three quarters ended November 4, 2017 and November 5, 2016, includes the results of operations of the Company for the 12 and 40-week periods then ended.

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

2.DEBT OBLIGATIONS

Long-term debt consists of:

	November 4,	January 28,
	2017	2017
1.50% to 8.00% Senior Notes due through 2048	$12,198	$11,311
5.63% to 12.75% Mortgages due in varying amounts through 2027	32	38
0.91% to 1.36% Commercial paper borrowings due through November 2017	1,380	1,425
Other	454	541

Total debt, excluding capital leases and financing obligations	14,064	13,315
Less current portion	(1,677)	(2,197)

Total long-term debt, excluding capital leases and financing obligations	$12,387	$11,118

In the second quarter of 2017, the Company issued $400 of senior notes due in fiscal year 2022 bearing an interest rate of 2.80%,  $600 of senior notes due in fiscal year 2027 bearing an interest rate of 3.70% and $500 of senior notes due in fiscal year 2048 bearing an interest rate of 4.65%.  Additionally, in the third quarter of 2017, the Company repaid, upon maturity, $600 of senior notes bearing an interest rate of 6.40%, with proceeds from the second quarter senior notes issuances.  In connection with the senior note issuances, the Company also terminated forward-starting interest rate swap agreements with an aggregate notional amount of $600. These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the second quarter of 2017.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $20,  $12 net of tax, has been deferred in Accumulated Other Comprehensive Loss, the Company will continue to amortize to earnings as the interest payments are made.

In the third quarter of 2017, the Company entered into an amended and restated $2,750 unsecured revolving credit facility (the “Amended and Restated Credit Agreement”), with a termination date of August 29, 2022, unless extended as permitted under the Amended and Restated Credit Agreement. This Amended and Restated Credit Agreement amended the Company’s $2,750 credit facility that would otherwise have terminated on June 30, 2019.  The notable changes from the previous agreement include: (1) the Company has the ability to increase the size of the Amended and Restated Credit Agreement by up to an additional $1,000,  subject to certain conditions compared to $750 in the prior agreement; (2) the Company’s Public Debt Rating, as opposed to the Company’s Leverage Ratio, is now used as one of the factors in calculating the Company’s Interest Rate, Commitment Fee, and Letter of Credit Fees; (3) reduced annual Commitment and certain Letter of Credit Fees at the Company’s current Public Debt Rating.  Public Debt Rating means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company.  The financial covenants in the Amended and Restated Credit Agreement did not change compared to the prior credit agreement.

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 4, 2017 and January 28, 2017.  At November 4, 2017, the fair value of total debt was $14,504 compared to a carrying value of $14,064.  At January 28, 2017, the fair value of total debt was $13,905 compared to a carrying value of $13,315.

3.BENEFIT  PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarters of 2017 and 2016.

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 4,	November 5,	November 4,	November 5,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$—	$14	$2	$2
Interest cost	42	44	3	2
Expected return on plan assets	(54)	(55)	—	—
Amortization of:
Prior service cost	—	—	(2)	(2)
Actuarial loss (gain)	19	16	(2)	(2)
Other	1	—	—	—

Net periodic benefit cost	$8	$19	$1	$—

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plan and other post-retirement benefit plans for the first three quarters of 2017 and 2016.

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 4,	November 5,	November 4,	November 5,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$42	$50	$7	$7
Interest cost	140	145	8	8
Expected return on plan assets	(182)	(183)	—	—
Amortization of:
Prior service cost	—	—	(6)	(6)
Actuarial loss (gain)	65	50	(7)	(7)
Other	3	—	—	—

Net periodic benefit cost	$68	$62	$2	$2

Although the Company is not required to make any contributions to its Company-sponsored pension plans in 2017, in the third quarter of 2017, the Company contributed $1,000 to the Company-sponsored pension plans that will significantly address the underfunded position of the Company-sponsored pension plans.  The $1,000 is deductible for tax purposes, resulting in a tax benefit of $375.  The Company did not make any contributions to its Company-sponsored pension plans in the first three quarters of 2016.

The Company contributed $173 and $167 to employee 401(k) retirement savings accounts in the first three quarters of 2017 and 2016, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements, which included an incremental $111, $69 net of tax, contribution to the UFCW Consolidated Pension Plan in the third quarter of 2017. These plans provide retirement benefits to participants based on their service to contributing employers.  The Company recognizes expense in connection with these plans as contributions are funded.

During the first quarter of 2017, the Company incurred a charge of $199,  $126 net of tax, due to withdrawing from two multi-employer pension plans, which represents the Company’s best estimate of the withdrawal liability, absent demand letters from the multi-employer pension plans. Demand letters from the affected multi-employer pension plans may be received in 2017, or later, and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period in which the change is identified. Based on ERISA regulations, the liability will be paid out in installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate.  The charge was recorded in the ‘Operating, general and administrative’ (“OG&A”) caption in the Consolidated Statements of Operations and the liability was recorded in the ‘Other long-term liabilities’ caption in the Consolidated Balance Sheets.

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

	Third Quarter Ended			Third Quarter Ended
	November 4, 2017			November 5, 2016
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$393	887	$0.44	$388	940	$0.41
Dilutive effect of stock options		6			13

Net earnings attributable to The Kroger Co. per diluted common share	$393	893	$0.44	$388	953	$0.41

	Three Quarters Ended			Three Quarters Ended
	November 4, 2017			November 5, 2016
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,044	901	$1.16	$1,458	946	$1.54
Dilutive effect of stock options		9			16

Net earnings attributable to The Kroger Co. per diluted common share	$1,044	910	$1.15	$1,458	962	$1.52

The Company had combined undistributed and distributed earnings to participating securities totaling $4 in the third quarter of 2017 and $3 in the third quarter of 2016.  For the first three quarters of 2017 and 2016, the Company had combined undistributed and distributed earnings to participating securities of $9 and $11, respectively.

The Company had options outstanding for approximately 26 million and 11 million shares during the third quarter of 2017 and 2016, respectively that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.  The Company had options outstanding for approximately 15 million shares in the first three quarters of 2017 and 7  million shares in the first three quarters of 2016 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, as amended by several subsequent ASUs, which provides guidance for revenue recognition.    The new standard’s overarching principle is that revenue must be recognized when goods and services are transferred to the customer in an amount that is proportionate to what has been delivered at that point and that reflects the consideration to which the company expects to be entitled for those goods or services.    Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for the Company in the first quarter of its fiscal year ending February 2, 2019.   The Company formed a project team to assess and document the Company’s accounting policies related to the new revenue guidance.  As of the end of the third quarter of 2017, the Company has nearly completed this assessment and documentation.  Based on this project, the Company does not expect that the implementation of the new standard will have a material effect on the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.  The Company intends to adopt the new standard on a modified retrospective basis and will be addressing new disclosures regarding revenue recognition policies as required by the new standard at adoption.  As the Company completes its assessment, it is also identifying and preparing to implement changes to its accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

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

8.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2016 and 2017:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 30, 2016	$(51)	$20	$(649)	$(680)
OCI before reclassifications(2)	(52)	(6)	—	(58)
Amounts reclassified out of AOCI(3)	1	(14)	23	10
Net current-period OCI	(51)	(20)	23	(48)
Balance at November 5, 2016	$(102)	$—	$(626)	$(728)

Balance at January 28, 2017	$(2)	$—	$(713)	$(715)
OCI before reclassifications(2)	(26)	—	—	(26)
Amounts reclassified out of AOCI(3)	2	—	33	35
Net current-period OCI	(24)	—	33	9
Balance at November 4, 2017	$(26)	$—	$(680)	$(706)

(1)	All amounts are net of tax.
(2)

Net of tax of $(31) for cash flow hedging activities and $(3) for available for sale securities for the first three quarters of 2016. Net of tax of $(15) for cash flow hedging activities for the first three quarters of 2017.

(3)

Net of tax of $1 for cash flow hedging activities, $(13) for available for sale securities and $14 for pension and postretirement defined benefit plans for the first three quarters of 2016.  Net of tax of $2 for cash flow hedging activities and $19 for pension and postretirement defined benefit plans for the first three quarters of 2017.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarter and first three quarters of 2017 and 2016:

	Third Quarter Ended		Three Quarters Ended
	November 4,	November 5,	November 4,	November 5,
	2017	2016	2017	2016
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$1	$4	$2
Tax expense	(1)	(1)	(2)	(1)
Net of tax	1	—	2	1

Available for sale security items
Realized gains on available for sale securities(2)	—	—	—	(27)
Tax expense	—	—	—	13
Net of tax	—	—	—	(14)

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(3)	15	12	52	37
Tax expense	(5)	(4)	(19)	(14)
Net of tax	10	8	33	23
Total reclassifications, net of tax	$11	$8	$35	$10

(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into operating, general and administrative expense.
(3)

Reclassified from AOCI into merchandise costs and operating, general and administrative expense.  These components are included in the computation of net periodic pension expense (see Note 3 for additional details).

9.INCOME TAXES

The effective income tax rate was 35.6% in the third quarter of 2017, compared to 35.0% in the third quarter of 2016. The effective income tax rate was 34.8% for the first three quarters of 2017, compared to 33.3% for the first three quarters of 2016. The effective income tax rate for the third quarter of 2017 differed from the federal statutory rate primarily due to the effect of state income taxes partially offset by the utilization of tax credits and deductions.  The effective income tax rate for the first three quarters of 2017 differed from the federal statutory rate due to the utilization of tax credits and deductions partially offset by the effect of state income taxes. The effective income tax rate for the third quarter of 2016 was equal to the federal statutory rate due to the utilization of tax credits and deductions, offset by the effect of state income taxes.  The effective income tax rate for the first three quarters of 2016 differed from the federal statutory rate primarily due to the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718),” which caused a reduction in income tax expense of $42 in the first three quarters of 2016, and the benefit from tax credits and deductions, partially offset by the effect of state income taxes.

10.VOLUNTARY RETIREMENT OFFERING

     In 2016, the Company announced a Voluntary Retirement Offering (“VRO”) for certain non-store associates.  Approximately 1,300 associates irrevocably accepted the VRO in the first quarter of 2017. Due to the employee acceptances, the Company recognized a VRO charge of $184,  $117 net of tax, in the first quarter of 2017, which was comprised of $165 for severance and other benefits, as well as $19 of other non-cash charges.  This charge was recorded in the OG&A caption within the Consolidated Statements of Operations.  The Company paid $162 of the severance and other benefits in the first three quarters of 2017, and will fulfill all payment obligations by the end of the fourth quarter of 2017.

11.HELD FOR SALE

During the third quarter of 2017, the Company announced that as a result of a review of its assets, the Company has decided to explore strategic alternatives, including a potential sale, of its convenience store business.

At November 4, 2017, certain assets and liabilities, primarily those related to the Company’s convenience store business, were classified as held for sale in the Consolidated Balance Sheet.  The Company expects to complete the sale of these disposal groups within the next year. The businesses classified as held for sale will not be reported as discontinued operations as the dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Consolidated Balance Sheet as of November 4, 2017:

November 4,
(In millions)	2017
Assets held for sale:
Cash and temporary cash investments	$1
Store deposits in-transit	16
Receivables	55
FIFO inventory	96
LIFO reserve	(34)
Prepaid and other current assets	17
Property, plant and equipment, net	428
Intangibles, net	9
Goodwill	14
Other assets	2
Total assets held for sale	$604

Liabilities held for sale:
Trade accounts payable	$130
Accrued salaries and wages	10
Other current liabilities	101
Other long-term liabilities	18
Total liabilities held for sale	$259

12.SUBSEQUENT EVENT

On December 5, 2017, the Company settled certain Company-sponsored pension plan obligations using existing assets of the plan.  The Company expects to recognize a one-time non-cash settlement charge of approximately $400 in the fourth quarter of 2017, associated with the settlement of the Company’s obligations for the eligible participants’ pension balances that are distributed out of the plan via a transfer to other qualified retirement plan options, a lump sum payout, or the purchase of an annuity contract, based on each participant’s election.  This charge will not have a cash tax effect in 2017.  The actual amount of the settlement charge could vary based on final valuation of liabilities and assets transferred.

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

We calculate FIFO gross margin as FIFO gross profit divided by sales.  FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expenses.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

We calculate FIFO operating profit as operating profit excluding the LIFO charge.  FIFO operating profit is an important measure used by management to evaluate operational effectiveness.  Management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness.

We believe the adjusted net earnings per diluted share metric presents more comparable quarter-over-quarter and year-over-year comparisons for our net earnings per diluted share because adjusted items are not the result of our normal operations.  Net earnings for the first three quarters of 2017 include charges to operating, general and administrative expenses (“OG&A”) of $199 million, $126 million net of tax,  related to the withdrawal liability for certain multi-employer pension funds and $184 million, $117 million net of tax, related to the voluntary retirement offering (“VRO”) (collectively, the “2017 Adjusted Items”).  There were no adjusted items in the third quarter of 2017.  Net earnings for the first three quarters of 2016 include $111 million,  $71 million net of tax, of charges to OG&A related to the restructuring of certain pension obligations to help stabilize associates’ future benefits (the “2016 Adjusted Items”).  There were no adjusted items in the third quarter of 2016.

We calculate free cash flow as net cash provided by operating activities minus net cash used by investing activities.  Free cash flow is an important measure used by management to evaluate available funding for share repurchases, dividends, debt levels and other strategic investments.    Management believes free cash flow is a useful metric to investors and analysts because it demonstrates our ability to make share repurchases and other strategic investments,  pay dividends and manage debt levels.

OVERVIEW

Notable items for the third quarter and the first three quarters of 2017 are:

•	Net earnings per diluted share of $0.44 for the third quarter and $1.15 for the first three quarters of 2017.
•	Adjusted net earnings per diluted share of $1.41 for the first three quarters of 2017.
•	Identical supermarket sales, excluding fuel, increased 1.1% for the third quarter and 0.4% for the first three quarters of 2017.
•	Digital revenue up 109% in the third quarter, driven by ClickList. Digital revenue includes revenue from all curbside pickup locations and online sales by Vitacost.com.
•	Market share and the number of households and loyal households shopping with us increased, which led to positive unit growth.
•

Strong fuel performance in the third quarter of 2017 created the opportunity for us to contribute an incremental $111 million, $69 million net of tax, to the UFCW Consolidated Pension Plan (“2017 UFCW Contribution”).

•

Gross margin for the third quarter of 2017 increased, as a percentage of sales, as compared to the third quarter of 2016.  Gross margin for the first three quarters of 2017 declined, as a percentage of sales, as compared to the first three quarters of 2016.  See Gross Margin, LIFO and FIFO Gross Margin section for additional details on these fluctuations.

•

OG&A expenses for both the third quarter and the first three quarters of 2017 increased, as a percentage of sales, as compared to the same periods of 2016.  See Operating, General and Administrative Expenses section for additional details on these fluctuations.

•	During the first three quarters of 2017, we returned $1.6 billion to shareholders from share repurchases and dividend payments.
•

In addition to the 2017 UFCW Contribution, we contributed $1.0 billion to the Company-sponsored pension plans, which will significantly address the underfunded position of these plans.  The $1.0 billion is deductible for tax purposes, resulting in a tax benefit of $375 million.  We do not expect to make any additional contributions to these plans in the fourth quarter of 2017.

•	Free cash flow was $1.0 billion in the first three quarters of 2017 compared to $183 million during the first three quarters of 2016.
•

Net cash provided by operating activities was $3.1 billion in the first three quarters of 2017 compared to $3.5 billion in the first three quarters of 2016.  Net cash used by investing activities was $2.0 billion in the first three quarters of 2017 compared to $3.3 billion in the first three quarters of 2016.

•

Announced Restock Kroger during the third quarter of 2017.  Restock Kroger has four main drivers: Redefine the Food and Grocery Customer Experience, Expand Partnerships to Create Customer Value, Develop Talent, and Live Kroger’s Purpose.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, for the third quarter and the first three quarters of 2017 and 2016 ($ in millions, except per share amounts):

	Third Quarter Ended			Three Quarters Ended
	November 4,	November 5,	Percentage	November 4,	November 5,	Percentage
	2017	2016	Change	2017	2016	Change
Net earnings attributable to The Kroger Co.	$397	$391	1.5%	$1,053	$1,469	(28.3)%
Adjustments for pension plan agreements(1)(2)	—	—		126	71
Adjustments for VRO(1)(3)	—	—		117	—
2017 and 2016 Adjusted Items	—	—		243	71

Adjusted net earnings attributable to The Kroger Co.	$397	$391	1.5%	$1,296	$1,540	(15.8)%

Net earnings attributable to The Kroger Co. per diluted common share	$0.44	$0.41	7.3%	$1.15	$1.52	(24.3)%
Adjustments for pension plan agreements(4)	—	—		0.13	0.07
Adjustments for VRO(4)	—	—		0.13	—
2017 and 2016 Adjusted Items	—	—		0.26	0.07

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.44	$0.41	7.3%	$1.41	$1.59	(11.3)%

Average number of common shares used in diluted calculation	893	953		910	962

(1)	The amount presented represents the after-tax effect of the adjustments.
(2)	The pre-tax adjustments for the pension plan agreements were $199 million and $111 million in 2017 and 2016, respectively.
(3)	The pre-tax adjustment for the voluntary retirement offering was $184 million.
(4)	The amount presented represents the net earnings per diluted common share effect of the adjustments.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 4,	Percentage	November 5,	Percentage	November 4,	Percentage	November 5,	Percentage
	2017	Change	2016	Change(2)	2017	Change	2016	Change(3)
Total supermarket sales without fuel	$22,597	2.5%	$22,044	5.9%	$75,239	2.0%	$73,732	7.1%
Fuel sales	3,872	15.2%	3,362	(1.4)%	12,195	13.6%	10,738	(10.5)%
Other sales(1)	1,280	11.2%	1,151	35.9%	4,197	28.9%	3,256	14.6%

Total sales	$27,749	4.5%	$26,557	5.9%	$91,631	4.5%	$87,726	4.9%

(1)

Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; food production plants to outside customers; data analytic services; variable interest entities; Kroger Specialty Pharmacy; in-store health clinics; digital coupon services; and online sales by Vitacost.com.

(2)	This column represents the percentage change in the third quarter of 2016, compared to the third quarter of 2015.
(3)	This column represents the percentage change in the first three quarters of 2016, compared to the first three quarters of 2015.

Total sales increased in the third quarter of 2017, compared to the third quarter of 2016, by 4.5%.  This increase was primarily due to our increases in total supermarket sales, without fuel, fuel sales and our merger with Modern HC Holdings, Inc. (“ModernHEALTH”).  The increase in total supermarket sales without fuel for the third quarter of 2017, compared to the third quarter of 2016, was primarily due an increase in supermarket square footage and our identical supermarket sales increase, excluding fuel, of 1.1%.  Identical supermarket sales, excluding fuel, for the third quarter of 2017, compared to the third quarter of 2016, increased primarily due to an increase in the number of households shopping with us, changes in product mix and product cost inflation of 0.5%, partially offset by our continued investments in lower prices for our customers.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2017 increased 2.3% over the end of the third quarter of 2016.  Total fuel sales increased 15.2% in the third quarter of 2017, compared to the third quarter of 2016, primarily due to an increase in the average retail fuel price of 13.4% and an increase in fuel gallons sold of 1.6%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

Total sales increased in the first three quarters of 2017, compared to the first three quarters of 2016, by 4.5%.  This increase was primarily due to our increase in total supermarket sales without fuel, fuel sales, and our merger with ModernHEALTH. The increase in total supermarket sales, without fuel, for the first three quarters of 2017, compared to the first three quarters of 2016, was primarily due to our identical supermarket sales increase, excluding fuel, of 0.4%, and an increase in supermarket square footage.  Identical supermarket sales, excluding fuel, for the first three quarters of 2017, compared to the first three quarters of 2016, increased primarily due to an increase in the number of households shopping with us, changes in product mix and product cost inflation of 0.2%, partially offset by our continued investments in lower prices for our customers.  Total fuel sales increased 13.6% in the first three quarters of 2017, compared to the first three quarters of 2016, primarily due to an increase in the average retail fuel price of 12.0% and an increase in fuel gallons sold of 1.4%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical multi-department stores.  Our identical supermarket sales results are summarized in the following table.  We used the identical supermarket dollar figures presented below to calculate percentage changes for the third quarter and first three quarters of 2017.

Identical Supermarket Sales

($ in millions)

	Third Quarter
	November 4,	Percentage	November 5,	Percentage
	2017	Change	2016	Change(1)
Including fuel centers	$24,605	2.4%	$24,026	(0.2)%
Excluding fuel centers	$21,629	1.1%	$21,398	0.1%

(1)	This column represents the percentage changes in identical supermarket sales in the third quarter of 2016, compared to the third quarter of 2015.

	Three Quarters Ended
	November 4,	Percentage	November 5,	Percentage
	2017	Change	2016	Change(1)
Including fuel centers	$81,327	1.6%	$80,045	(0.1)%
Excluding fuel centers	$71,958	0.4%	$71,636	1.5%

(1)	This column represents the percentage changes in identical supermarket sales in the first three quarters of 2016, compared to the first three quarters of 2015.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation.    Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.41% for the third quarter of 2017, as compared to 22.23% for the third quarter of 2016.  Improved merchandise costs helped offset continued investments in lower prices for our customers.  This increase also resulted from a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products, a higher gross margin rate on fuel sales, decreased shrink and adverting costs, as a percentage of sales, partially offset by a higher LIFO charge, and our merger with ModernHEALTH due to its lower gross margin rate, as a percentage of sales.

Our gross margin rate, as a percentage of sales, was 22.05% for the first three quarters of 2017, as compared to 22.46% for the first three quarters of 2016.  This decrease resulted primarily from continued investments in lower prices for our customers, a higher LIFO charge, our merger with ModernHEALTH due to its lower gross margin rate, and increased warehousing, transportation and shrink costs, as a percentage of sales, partially offset by improved merchandise costs, a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products, decreased advertising costs, as a percentage of sales, and a higher gross margin rate on fuel sales.

Our LIFO charge was $3 million for the third quarter of 2017 compared to a credit of $8 million for the third quarter of 2016.  Our LIFO charge was $46 million for the first three quarters of 2017 and $19 million for the first three quarters of 2016.  Our increased LIFO charge reflects our expected year end product cost inflation for 2017 compared to 2016.

Our FIFO gross margin rate, which excludes the third quarter LIFO charge, was 22.42% for the third quarter of 2017, as compared to 22.20% for the third quarter of 2016.  Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel and ModernHEALTH, our FIFO gross margin rate increased 30 basis points in the third quarter of 2017, compared to the third quarter of 2016.  Improved merchandise costs helped offset continued investments in lower prices for our customers.  This increase also resulted from a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products, and decreased shrink and adverting costs, as a percentage of sales.

Our FIFO gross margin rate, which excludes the first three quarters LIFO charge, was 22.11% for the first three quarters of 2017, as compared to 22.49% for the first three quarters of 2016.  Excluding the effect of fuel and ModernHEALTH, our FIFO gross margin rate decreased 18 basis points in the first three quarters of 2017, compared to the first three quarters of 2016.  This decrease resulted primarily from continued investments in lower prices for our customers, increased warehousing, transportation and shrink costs, as a percentage of sales, partially offset by improved merchandise costs, a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products and decreased advertising costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, increased 24 basis points to 16.97% for the third quarter of 2017 from 16.73% for the third quarter of 2016.  This increase resulted primarily from investing in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, the 2017 UFCW Contribution, increases in incentive and healthcare costs, partially offset by savings from the VRO, effective cost controls, higher fuel sales and our merger with ModernHEALTH due to its lower OG&A rate, as a percentage of sales.  The VRO, which is included in the 2017 Adjusted Items, was completed in the first quarter of 2017, and is expected to result in future OG&A savings.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the 2017 UFCW Contribution and ModernHEALTH, our OG&A rate increased 18 basis points in the third quarter of 2017, compared to the third quarter of 2016.  This increase resulted primarily from investing in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, and increases in incentive and healthcare costs, partially offset by savings from the VRO and effective cost controls.

OG&A expenses, as a percentage of sales, increased 28 basis points to 17.03% for the first three quarters of 2017 from 16.75% for the first three quarters of 2016.  The increase resulted primarily from investing in our digital strategy, the 2017 Adjusted Items, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, the 2017 UFCW Contribution, increases in Company-sponsored pension plan and healthcare costs, partially offset by savings from the VRO, effective cost controls, higher fuel sales, the 2016 Adjusted Items and our merger with ModernHEALTH due to its lower OG&A rate, as a percentage of sales.  Excluding the effect of fuel, the 2017 UFCW Contribution, the 2017 and 2016 Adjusted Items and ModernHEALTH, our OG&A rate increased 20 basis points in the first three quarters of 2017, compared to the first three quarters of 2016.  This increase resulted primarily from investing in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, increases in Company-sponsored pension plan and healthcare costs, partially offset by savings from the VRO and effective cost controls.

Rent Expense

Rent expense decreased on a total dollars and percentage of sales basis for the third quarter of 2017 compared to the third quarter of 2016, due to:

•	Our continued emphasis on owning rather than leasing, whenever possible.

Rent expense increased on a total dollars basis and decreased as a percentage of sales for the first three quarters of 2017 compared to the first three quarters of 2016, due to:

•	Increased closed store liabilities; partially offset by

•	Our continued emphasis on owning rather than leasing, whenever possible, and

•	Higher fuel sales, which decreases our rent expense, as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense increased on a total dollars basis and decreased as a percentage of sales for the third quarter of 2017, compared to the third quarter of 2016, due to:

•	Additional depreciation on capital investments, excluding mergers and lease buyouts of $2.9 billion, during the rolling four quarter period ending with the third quarter of 2017.

•	Higher fuel sales, which decreases our depreciation expense, as a percentage of sales.

Depreciation and amortization expense increased on a total dollars and percentage of sales basis for the first three quarters of 2017, compared to the first three quarters 2016, due to:

•	Additional depreciation on capital investments, excluding mergers and lease buyouts of $2.9 billion, during the rolling four quarter period ending with the third quarter of 2017.

Operating Profit and FIFO Operating Profit

Operating profit was $740 million, or 2.67% of sales, for the third quarter of 2017, compared to $713 million, or 2.68% of sales, for the third quarter of 2016.  Operating profit, as a percentage of sales, decreased one basis point in the third quarter of 2017, compared to the third quarter of 2016, due to increased OG&A expenses and a higher LIFO charge, partially offset by a higher gross margin, lower rent and depreciation and amortization expenses, as a percentage of sales.

Operating profit was $2.0 billion, or 2.23% of sales, for the first three quarters of 2017, compared to $2.6 billion, or 2.94% of sales, for the first three quarters of 2016.  Operating profit, as a percentage of sales, decreased 71 basis points in the first three quarters of 2017, compared to the first three quarters of 2016, due to a lower gross margin, increased OG&A and depreciation and amortization expenses, and a higher LIFO charge, as a percentage of sales.

FIFO operating profit was $743 million, or 2.68% of sales, for the third quarter of 2017, compared to $705 million, or 2.65% of sales, for the third quarter of 2016.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the 2017 UFCW Contribution, and ModernHEALTH, increased 13 basis points in the third quarter of 2017, compared to the third quarter of 2016 due to increased gross margin and lower rent, partially offset by increasing OG&A and depreciation and amortization expenses.

FIFO operating profit was $2.1 billion, or 2.28% of sales, for the first three quarters of 2017, compared to $2.6 billion, or 2.96% of sales, for the first three quarters of 2016.  FIFO operating profit, as a percentage of sales excluding fuel, the 2017 UFCW Contribution, the 2017 and 2016 Adjusted Items and ModernHEALTH, decreased 46 basis points in the first three quarters of 2017, compared to the first three quarters of 2016 due to a lower gross margin and increased OG&A and depreciation and amortization expenses, as a percentage of sales.

Specific factors of the above operating trends under operating profit and FIFO operating profit are discussed earlier in this section.

Income Taxes

Our effective income tax rate was 35.6% in the third quarter of 2017, compared to 35.0% for the third quarter of 2016. Our effective income tax rate was 34.8% for the first three quarters of 2017, compared to 33.3% for the first three quarters of 2016. Our effective income tax rate for the third quarter of 2017 differed from the federal statutory rate primarily due to the effect of state income taxes partially offset by the utilization of tax credits and deductions. Our effective income tax rate for the first three quarters of 2017 differed from the federal statutory rate due to the utilization of tax credits and deductions partially offset by the effect of state income taxes. Our effective income tax rate for the third quarter of 2016 was equal to the federal statutory rate due to the utilization of tax credits and deductions, offset by the effect of state income taxes. Our effective income tax rate for the first three quarters of 2016 differed from the federal statutory rate primarily due to the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718),” which caused a reduction in income tax expense of $42 in the first three quarters of 2016, and the benefit from tax credits and deductions, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.44 per diluted share for the third quarter of 2017 represented an increase of 7.3% from net earnings of $0.41 per diluted share for the third quarter of 2016.  The increase resulted primarily from higher FIFO operating profit and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher LIFO charge and increased interest and income tax expenses.

Net earnings of $1.15 per diluted share for the first three quarters of 2017 represented a decrease of 24.3% from net earnings of $1.52 per diluted share for the first three quarters of 2016.  Excluding the 2017 and 2016 Adjusted Items, adjusted net earnings of $1.41 per diluted share for the first three quarters of 2017 represented a 11.3% decrease from adjusted net earnings of $1.59 per diluted share for the first three quarters of 2016.  The 11.3% decrease in adjusted net earnings per diluted share resulted primarily from lower non-fuel FIFO operating profit, a higher LIFO charge and increased interest expense, partially offset by higher fuel earnings, decreased income tax expense and lower weighted average common shares outstanding due to common share repurchases.

LIQUIDITY AND CAPITAL  RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.1 billion of cash from operating activities during the first three quarters of 2017 compared to $3.5 billion during the first three quarters of 2016.  The cash provided from operating activities decreased in the first three quarters of 2017 versus 2016, primarily due to a decrease in net earnings including noncontrolling interests, the $1 billion pension contribution we made in the third quarter of 2017, partially offset by positive changes in working capital.  Changes in working capital provided cash from operating activities of $526 million in the first three quarters of 2017, compared to a use of cash of $19 million in the first three quarters of 2016.  This increase was primarily due to a reduction of prepaid and other current assets, a lower amount of cash used for inventory, and an increase in trade accounts payable and accrued expenses, partially offset by lower cash provided by income taxes receivable and payable and an increase in store deposits in transit.  Cash paid for taxes decreased in the first three quarters of 2017, compared with the first three quarters of 2016, primarily due to lower estimated tax payments as a result of the 2017 UFCW Contribution and the $1.0 billion pension contribution made to the Company-sponsored pension plans in the third quarter of 2017, as the contributions are deductible for tax purposes, resulting in a combined tax benefit of $417 million.

Net cash used by investing activities

We used $2.0 billion of cash for investing activities during the first three quarters of 2017 compared to $3.3 billion during the first three quarters of 2016.  The amount of cash used for investing activities decreased in the first three quarters of 2017 versus 2016, primarily due to decreased cash payments for capital investments.

We define free cash flow as net cash provided by operating activities minus net cash used by investing activities.  Free cash flow was $1.0 billion in the first three  quarters of 2017 compared to $183 million during the first three quarters of 2016.  This increase in free cash flow increases our flexibility when making decisions regarding share repurchases, dividends,  debt levels, and other strategic investments.

Net cash used by financing activities

We used $1.0 billion of cash for financing activities in the first three quarters of 2017 compared to $86 million during the first three quarters of 2016.  The amount of cash used for financing activities for the first three quarters of 2017, compared to the first three quarters of 2016, increased $903 million primarily due to decreases in borrowings on commercial paper, partially offset by decreases in payments on long-term debt.

Debt Management

As of November 4, 2017, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of November 4, 2017, we had $1.4 billion of outstanding commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $6 million as of November 4, 2017.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants.  As of November 4, 2017, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, increased $770 million as of November 4, 2017 compared to fiscal year end 2016 debt of $14.1 billion.  The increase in debt is primarily due to the 2017 UFCW Contribution and the $1.0 billion pension contribution made to the Company-sponsored pension plans in the third quarter of 2017.

Common Share Repurchase Program

During the third quarter of 2017, we invested $262 million to repurchase 12.2 million Kroger common shares at an average price of $21.51 per share.  For the first three quarters of 2017, we invested $1.3 billion to repurchase 47.9 million Kroger common shares at an average price of $26.99 per share.  These shares were reacquired under two separate share repurchase programs.  The first is a series of Board of Director authorizations:

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

•

On June 22, 2017, our Board of Directors approved a $1.0 billion share repurchase program (the “June 2017 Share Repurchase Program”).  As of November 4, 2017, there was $592 million remaining under this share repurchase program.

The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to range from $5.0 to $5.3 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the third quarter of 2017.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.4 billion of commercial paper and $200 million of senior notes maturing in the next twelve months, which is included in the $5.0 to $5.3 billion range of estimated liquidity needs.  The commercial paper matures in the fourth quarter of 2017 and the $200 million of senior notes matures in the first quarter of 2018. We expect to refinance this debt by issuing additional senior notes or commercial paper on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL  INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $658 million for the third quarter of 2017, compared to $817 million for the third quarter of 2016.  Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.3 billion in the first three quarters of 2017 and $3.0 billion in the first three quarters of 2016.  During the rolling four quarter period ended with the third quarter of 2017, we opened, expanded or relocated 57 supermarkets and also completed 105 major within-the-wall remodels.  Total supermarket square footage at the end of the third quarter of 2017 increased 1.2% from the end of the third quarter of 2016.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2017 increased 2.3% over the end of the third quarter of 2016.

RETURN ON  INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit is calculated by excluding certain items included in operating profit, and adding back our LIFO charge, depreciation and amortization and rent to our U.S. GAAP operating profit of the prior four quarters.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization and (iv) a rent factor equal to total rent for the last four quarters multiplied by a factor of eight; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages, (iv) the average other current liabilities, excluding accrued income taxes and (v) the average liabilities held for sale.  Averages are calculated for ROIC by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  We use a factor of eight for our total rent as we believe this is a common factor used by our investors, analysts and rating agencies.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a calculation of return on invested capital on a rolling four quarter basis ended November 4, 2017.

Rolling Four Quarters Ended
($ in millions)
November 4, 2017
Return on Invested Capital
Numerator
Operating profit	$2,899
LIFO charge	46
Depreciation and amortization	2,443
Rent	906
Adjustments for pension plan agreements	199
Adjustments for voluntary retirement offering	184
Adjusted operating profit	$6,677

Denominator
Average total assets	$36,768
Average taxes receivable (1)	(81)
Average LIFO reserve	1,298
Average accumulated depreciation and amortization	20,017
Average trade accounts payable	(6,309)
Average accrued salaries and wages	(1,114)
Average other current liabilities (2)	(3,448)
Average liabilities held for sale	(130)
Rent x 8	7,248
Average invested capital	$54,249
Return on Invested Capital	12.31%

(1)	As of November 4, 2017 and November 5, 2016, taxes receivable was $34 million and $128 million, respectively.
(2)

As of November 4, 2017 and November 5, 2016, other current liabilities included accrued income taxes of $45 million and $1 million, respectively.  Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, as amended by several subsequent ASUs, which provides guidance for revenue recognition.  The new standard’s overarching principle is that revenue must be recognized when goods and services are transferred to the customer in an amount that is proportionate to what has been delivered at that point and that reflects the consideration to which the company expects to be entitled for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for us in the first quarter of fiscal year ending February 2, 2019.  We formed a project team to assess and document our accounting policies related to the new revenue guidance.  As of the end of the third quarter of 2017, we have nearly completed this assessment and documentation.  Based on this project, we do not expect that the implementation of the new standard will have a material effect on our Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.  We intend to adopt the new standard on a modified retrospective basis and will be addressing new disclosures regarding revenue recognition policies as required by the new standard at adoption.  As we complete our assessment, we are also identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

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

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “will,” “would,” “could,” “possible,” “estimate,” “may,” “expect,” “goal,” “should,” “intend,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.  These include the specific risk factors identified in “Risk Factors” and “Outlook” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified below.

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

•	We expect fourth quarter identical supermarket sales growth, excluding fuel, to exceed 1.1%.
•

We expect net earnings to be $1.74 to $1.79 per diluted share for 2017, which includes an estimated $.09 for the 53rd week. We expect 2017 adjusted net earnings per diluted share to be $2.00 to $2.05, including the 53rd week and excluding the 2017 Adjusted Items. The net earnings per diluted share and adjusted net earnings per diluted share guidance include the effects of the hurricanes and do not include one-time expenses expected to be recognized upon settlement of Company-sponsored defined benefit pension plans later this year. We expect fuel margins to moderate in the fourth quarter.

•

We expect full-year FIFO operating margin in 2017, excluding fuel, the 2017 and 2016 Adjusted Items, and the 2017 UFCW Contribution, to decline approximately 25 to 35 basis points compared to 2016 results.

•

We expect capital investments, excluding mergers, acquisitions and purchases of leased facilities, to be approximately $3.0 billion. These capital investments include approximately 56 major projects covering new stores, expansions and relocations; 175 major remodels; and other investments including digital, technology, minor remodels, and upgrades to logistics, merchandising systems and infrastructure to support our Customer 1st business strategy.

•	For 2017, we expect supermarket square footage growth of approximately 1.8% before mergers, acquisitions and operational closings.
•	We expect the 2017 tax rate to be approximately 35%.
•	For 2017, we anticipate product cost inflation, excluding fuel. We also expect an annualized LIFO charge of approximately $60 million.
•

We made a $1.0 billion contribution to the Company-sponsored pension plans this year that we believe will significantly address the underfunded position of these plans. We do not expect to make any additional contributions to these plans in the fourth quarter of 2017.  We expect 2017 Company-sponsored pension plans expense to be approximately $90 million.  In addition, we expect to recognize a one-time non-cash settlement charge of approximately $400 million in the fourth quarter of 2017, associated with the settlement of the Company’s obligations for the eligible participants’ pension balances that are distributed out of the plan via a transfer to other qualified retirement plan options, a lump sum payout, or the purchase of an annuity contract, based on each participant’s election. This charge will not have a cash tax effect in 2017. The actual amount of the settlement charge could vary based on final valuation of liabilities and assets transferred.

•

In 2017, we expect to contribute approximately $470 million to multi-employer pension funds, which includes the 2017 UFCW Contribution, but excludes any additional multi-employer restructuring or withdrawal liabilities that could occur. Of this amount, $35 million has been accrued for as of year-end. Although these liabilities are not a direct obligation or liability for Kroger, any new agreements that would commit us to fund certain multi-employer plans will be expensed when our commitment is probable and an estimate can be made.

•

We are currently negotiating an agreement with the Teamsters for the Master Agreement. Negotiations this year will be challenging as we must have competitive cost structures in each market while meeting our associates’ needs for solid wages and good quality, affordable health care and retirement benefits. Also, continued long-term financial viability of our current Taft-Hartley pension plan participation is important to address.

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

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 4, 2017, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 4, 2017, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
August 13, 2017 to September 9, 2017	4,076,026	$22.75	4,076,026	$759
Second four weeks
September 10, 2017 to October 7, 2017	4,108,716	$20.90	4,059,922	$675
Third four weeks
October 8, 2017 to November 4, 2017	4,024,398	$20.89	4,024,100	$592
Total	12,209,140	$21.51	12,160,048	$592

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2017 contained three 28-day periods.

(2)

Includes (i) shares repurchased under the June 2017 Share Repurchase Program, (ii)  shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iii) 49,092 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the June 2017 Share Repurchase Program and the 1999 Repurchase Program.

(4)

The amounts shown in this column reflect the amount remaining under the June 2017 Share Repurchase Program as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The June 2017 Share Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be terminated by our Board of Directors at any time.

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

THE KROGER CO.

Dated: December 8, 2017	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: December 8, 2017	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer