Form 10-K
period 2018-02-03
KROGER CO
filed 2018-04-03
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 12, 2017:  $21.1 billion.  There were 865,976,354 shares of Common Stock ($1 par value) outstanding as of March 29, 2018.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2018 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

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

ITEM 1.BUSINESS.

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902.  As of February 3, 2018, we are one of the largest retailers in the world based on annual sales.  We also manufacture and process some of the food for sale in our supermarkets.  We maintain a web site (www.thekrogerco.com) that includes additional information about the Company.  We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments.  These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominantly by selling products at price levels that produce revenues in excess of the costs to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses.  Our fiscal year ends on the Saturday closest to January 31.  All references to 2017, 2016 and 2015 are to the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively, unless specifically indicated otherwise.

EMPLOYEES

As of February 3, 2018, Kroger employed approximately 449,000 full- and part-time employees. A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 360 such agreements, usually with terms of three to five years.

STORES

As of February 3, 2018, Kroger operated, either directly or through its subsidiaries, 2,782 supermarkets under a variety of local banner names, of which 2,268 had pharmacies and 1,489 had fuel centers.  We offer ClickList™ and Harris Teeter ExpressLane— personalized, order online, pick up at the store services — at 1,056 of our supermarkets and continue to increase our home delivery service available to customers.  Approximately 45% of our supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  Our current strategy emphasizes self-development and ownership of store real estate.  Our stores operate under a variety of banners that have strong local ties and brand recognition.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

In addition to the supermarkets, as of February 3, 2018, we operated, through subsidiaries, 782 convenience stores, 274 fine jewelry stores and an online retailer.  All 71 of our fine jewelry stores located in malls are operated in leased locations.  In addition, 66 convenience stores were operated by franchisees through franchise agreements. Approximately 55% of the convenience stores operated by subsidiaries were operated in Company-owned facilities. The convenience stores offer a limited assortment of staple food items and general merchandise and, in most cases, sell fuel.

SEGMENTS

We operate supermarkets, multi-department stores, jewelry stores, and convenience stores throughout the United States.  Our retail operations, which represent over 97% of our consolidated sales, is our only reportable segment.  We aggregate our operating divisions into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, our operating divisions offer customers similar products,  have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  Our operating divisions are organized primarily on a geographical basis so that the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these retail operating divisions.  The geographical basis of organization reflects how the business is managed and how our Chief Executive Officer, who acts as our chief operating decision maker, assesses performance internally.  All of our operations are domestic.  Revenues, profits and losses and total assets are shown in our Consolidated Financial Statements set forth in Item 8 below.

MERCHANDISING AND MANUFACTURING

Our Brands products play an important role in our merchandising strategy.  Our supermarkets, on average, stock over 15,000 private label items.  Our Brands products are primarily produced and sold in three “tiers.”  Private Selection® is the premium quality brand designed to be a unique item in a category or to meet or beat the “gourmet” or “upscale” brands.  The “banner brand” (Kroger®, Ralphs®, Fred Meyer®, King Soopers®, etc.), which represents the majority of our private label items, is designed to satisfy customers with quality products.  Before we will carry a “banner brand” product we must be satisfied that the product quality meets our customers’ expectations in taste and efficacy, and we guarantee it.  P$$T…®, Check This Out… and Heritage Farm™ are the three value brands, designed to deliver good quality at a very affordable price.   In addition, we continue to grow Our Brands offerings, including Simple Truth® and Simple Truth Organic®.  Both Simple Truth and Simple Truth Organic are Free From 101+ artificial preservatives and ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 33% of Our Brands units and 44% of the grocery category Our Brands units sold in our supermarkets are produced in our food production plants; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.  We perform a “make or buy” analysis on Our Brands products and decisions are based upon a comparison of market-based transfer prices versus open market purchases.  As of February 3, 2018, we operated 37 food production plants. These plants consisted of 17 dairies, ten deli or bakery plants, five grocery product plants, two beverage plants, one meat plant and two cheese plants.

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive expansion, increasing fragmentation of retail and online formats, entry of non-traditional competitors and market consolidation.  In addition, evolving customer preferences and the advancement of online, delivery, ship to home, and mobile channels in our industry enhance the competitive environment.

We believe our Restock Kroger plan provides a balanced approach that will enable us to meet the wide-ranging needs and expectations of our customers.  However, we may be unsuccessful in implementing Restock Kroger, which could adversely affect our relationships with our customers, our market share and business growth, and our operations and results.  The nature and extent to which our competitors respond to the evolving and competitive industry by developing and implementing their competitive strategies could adversely affect our profitability.

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

We are a party to approximately 360 collective bargaining agreements.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions.  A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on our results.  Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on our financial condition, results of operations, or cash flows.

DATA AND TECHNOLOGY

Our business is increasingly dependent on information technology systems that are complex and vital to continuing operations, resulting in an expansion of our technological presence and corresponding risk exposure.  If we were to experience difficulties maintaining or operating existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations.

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

Our technology systems are vulnerable to disruption from circumstances beyond our control.  Cyber-attackers may attempt to access information stored in our or our vendors’ systems in order to misappropriate confidential customer or business information.  Although we have implemented procedures to protect our information, and require our vendors to do the same, we cannot be certain that our security systems will successfully defend against rapidly evolving, increasingly sophisticated cyber-attacks as they become more difficult to detect and defend against.  Further, a Kroger associate, a contractor or other third party with whom we do business may in the future circumvent our security measures in order to obtain information or may inadvertently cause a breach involving information.  In addition, hardware, software or applications we may use may have inherent defects or could be inadvertently or intentionally applied or used in a way that could compromise our information security.

Our continued investment in our information technology systems may not effectively insulate us from potential attacks, breaches or disruptions to our business operations, which could result in a loss of customers or business information, negative publicity, damage to our reputation, and exposure to claims from customers, financial institutions, regulatory authorities, payment card associations, associates and other persons.  Any such events could have an adverse effect on our business, financial condition and results of operations and may not be covered by our insurance. In addition, compliance with privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes and may require us to devote significant management resources to address these issues.

Additionally, on October 1, 2015, the payment card industry shifted liability for certain transactions to retailers who are not able to accept Europay, MasterCard, Visa (EMV) transactions. We completed the implementation of the EMV technology for our supermarket transactions, and have a plan in place to complete implementation for our fuel centers prior to the liability shift for fuel centers, which will occur in 2020.

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

We also currently bear the investment risk of two of the larger multi-employer pension plans in which we participate.  In addition, we have been designated as the named fiduciary of these funds with sole investment authority of the assets of these funds.  If investment results fail to meet our expectations, we could be  required to make additional contributions to fund a portion of or the entire shortfall, which could have an adverse effect on our business, financial condition, results of operations, or cash flows.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

As of February 3, 2018, we operated approximately 3,900 owned or leased supermarkets, convenience stores, fine jewelry stores, distribution warehouses and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While our current strategy emphasizes ownership of store real estate, a majority of the properties used to conduct our business are leased.

We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and capitalized leases at February 3, 2018, was $41.7 billion while the accumulated depreciation was $20.7 billion.

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

COMMON SHARE PRICE RANGE

	2017		2016
Quarter	High	Low	High	Low
1st	$34.75	$28.29	$40.91	$33.62
2nd	$30.93	$20.46	$37.97	$32.02
3rd	$23.71	$19.69	$33.24	$28.71
4th	$31.45	$21.15	$36.44	$30.44

Main trading market: New York Stock Exchange (Symbol KR)

Number of shareholders of record at fiscal year-end 2017:27,574

Number of shareholders of record at March 29, 2018:27,448

During 2017, we paid two quarterly cash dividends of $0.12 per share and two quarterly cash dividends of $0.125 per share.  During 2016, we paid two quarterly cash dividends of $0.105 per share and two quarterly cash dividends of $0.12 per share.  On March 1, 2018, we paid a quarterly cash dividend of $0.125 per share.  On March 15, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.125 per share, payable on June 1, 2018, to shareholders of record at the close of business on May 15, 2018.  We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our earnings and other factors, including approval by our Board.

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

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN*
Among The Kroger Co., the S&P 500, and Peer Group**
400
300
200
100
0
2012
2013
2014
2015
2016
2017
The Kroger Co.
S&P 500 Index
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2012	2013	2014	2015	2016	2017
The Kroger Co.	100	131.71	255.60	290.43	252.96	226.64
S&P 500 Index	100	120.30	137.42	136.50	164.99	202.66
Peer Group	100	113.70	142.19	132.67	130.48	168.56

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on February 3, 2013, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Costco Wholesale Corp., CVS Caremark Corp, Etablissements Delhaize Freres Et Cie Le Lion (“Groupe Delhaize”, which is included through July 22, 2016 when it merged with Koninklijke Ahold), Koninklijke Ahold Delhaize NV (changed name from Koninklijke Ahold after merger with Groupe Delhaize), Safeway, Inc. (included through January 29, 2015 when it was acquired by AB Acquisition LLC), Supervalu Inc., Target Corp., Tesco Plc (included through November 27, 2013 when it sold its U.S. business), Wal-Mart Stores Inc., Walgreens Boots Alliance Inc. (formerly, Walgreen Co.), Whole Foods Market Inc. (included through August 28, 2017 when it was acquired by Amazon.com, Inc.).

The following table presents information on our purchases of our common shares during the fourth quarter of 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares	Value of Shares
			Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	the Plans or
	of Shares	Price Paid	Plans or	Programs (4)
Period (1)	Purchased (2)	Per Share	Programs (3)	(in millions)
First period - four weeks
November 5, 2017 to December 2, 2017	3,845,500	$22.39	3,845,500	$507
Second period - four weeks
December 3, 2017 to December 30, 2017	4,031,990	$26.85	4,005,396	$405
Third period — five weeks
December 31, 2017 to February 3, 2018	5,150,914	$28.86	5,118,081	$272
Total	13,028,404	$26.33	12,968,977	$272

(1)	The fourth quarter of 2017 contained two 28-day periods and one 35-day period.

(2)

Includes (i) shares repurchased under the June 2017 Repurchase Program described below in (4), (ii)  shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iii) 59,427 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the June 2017 Repurchase Program and the 1999 Repurchase Program.

(4)

On June 22, 2017, our Board of Directors approved a $1.0 billion share repurchase program (the “June 2017 Repurchase Program”).  The amounts shown in this column reflect the amount remaining under the June 2017 Repurchase Program as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The June 2017 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.    On March 15, 2018, our Board of Directors approved a $1.0 billion share repurchase program, to supplement the June 2017 Repurchase Program, to reacquire shares via open market purchase or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934.  The June 2017 Repurchase Program was exhausted during the first quarter of 2018.

ITEM 6.SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data for each of the last five fiscal years.  Refer to Note 2 of the Consolidated Financial Statements for disclosure of business combinations and their effect on the Consolidated Statements of Operations and the Consolidated Balance Sheets.  All share and per share amounts presented are reflective of the two-for-one stock split that began trading at the split adjusted price on July 14, 2015.

	Fiscal Years Ended
	February 3,	January 28,	January 30,	February 1,	February 2,
	2018	2017	2016	2015	2014
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
	(In millions, except per share amounts)
Sales	$122,662	$115,337	$109,830	$108,465	$98,375
Net earnings including noncontrolling interests	1,889	1,957	2,049	1,747	1,531
Net earnings attributable to The Kroger Co.	1,907	1,975	2,039	1,728	1,519
Net earnings attributable to The Kroger Co. per diluted common share	2.09	2.05	2.06	1.72	1.45
Total assets	37,197	36,505	33,897	30,497	29,281

Long-term liabilities, including obligations under capital leases and financing obligations	16,095	16,935	14,128	13,663	13,181
Total shareholders’ equity — The Kroger Co.	6,931	6,698	6,820	5,412	5,384
Cash dividends per common share	0.490	0.450	0.395	0.340	0.308

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I, the “Risk Factors” section set forth in Item 1A of Part I and the “Outlook” section below.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902.  As of February 3, 2018, Kroger is one of the world’s largest retailers, as measured by revenue, operating 2,782 supermarkets under a variety of local banner names in 35 states and the District of Columbia.  Of these stores, 2,268 have pharmacies and 1,489 have fuel centers.  We offer ClickList™ and Harris Teeter ExpressLane — personalized, order online, pick up at the store services — at 1,056 of our supermarkets and continue to increase our home delivery service available to customers.  In addition, we operate 782 convenience stores, either directly or through franchisees, 274 fine jewelry stores and an online retailer.

We operate 37 food production plants, primarily bakeries and dairies, which supply approximately 33% of Our Brands units and 44% of the grocery category Our Brands units sold in our supermarkets; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.

Our revenues are earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms.  We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  Our retail operations, which represent over 97% of our consolidated sales, is our only reportable segment.

On September 2, 2016, we closed our merger with Modern HC Holdings, Inc. (“ModernHEALTH”) by purchasing 100% of the outstanding shares of ModernHEALTH for $407 million.  ModernHEALTH is included in our ending Consolidated Balance Sheet for 2016 and 2017 and in our Consolidated Statements of Operations from September 2, 2016 through January 28, 2017 and all periods in 2017.

On December 18, 2015, we closed our merger with Roundy’s, Inc. (“Roundy’s”) by purchasing 100% of Roundy’s® outstanding common stock for $3.60 per share and assuming Roundy’s outstanding debt, for a purchase price of $866 million.  Roundy’s is included in our ending Consolidated Balance Sheets for 2015, 2016 and 2017, and in our Consolidated Statements of Operations for the last six weeks of 2015 and all periods in 2016 and 2017.

See Note 2 to the Consolidated Financial Statements for more information related to our mergers with ModernHEALTH and Roundy’s.

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

We calculate FIFO gross margin as FIFO gross profit divided by sales.  FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) credit or charge.  Merchandise costs exclude depreciation and rent expenses.  FIFO gross margin is an important measure used by management to evaluate merchandising and operational effectiveness.  Management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

We calculate FIFO operating profit as operating profit excluding the LIFO credit or charge.  FIFO operating profit is an important measure used by management to evaluate operational effectiveness.  Management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness.

The adjusted net earnings per diluted share metric is an important measure used by management to compare the performance of core operating results between periods.  We believe adjusted net earnings per diluted share is a useful metric to investors and analysts because it presents more accurate year-over-year comparisons for our net earnings per diluted share because adjusted items are not the result of our normal operations.  Net earnings for 2017 include the following, which we define as the “2017 Adjusted Items”:

•

Charges to operating, general and administrative expenses (“OG&A”) of $550 million, $360 million net of tax, for obligations related to withdrawing from and settlements of withdrawal liabilities for certain multi-employer pension funds; $184 million, $117 million net of tax, related to the voluntary retirement offering (“VRO”); $110 million, $74 million net of tax, related to the Kroger Specialty Pharmacy goodwill impairment; and $502 million, $335 million net of tax, related to a company-sponsored pension plan termination (the “2017 OG&A Adjusted Items”).

•	A reduction to depreciation and amortization expenses of $19 million, $13 million net of tax, related to held for sale assets (the “2017 Depreciation Adjusted Item”).

•

A reduction to income tax expense of $922 million primarily due to the re-measurement of deferred tax liabilities and the reduction of the statutory rate for the last five weeks of the fiscal year from the Tax Cuts and Jobs Act ("Tax Act") (the “2017 Tax Expense Adjusted Item”).

In addition, net earnings include $119 million, $79 million net of tax, due to a 53rd week in fiscal year 2017 (the “Extra Week”).

Net earnings for 2016 include $111 million, $71 million net of tax, of charges to OG&A related to the restructuring of certain pension obligations to help stabilize associates’ future benefits (the “2016 Adjusted Items”).  There were no adjusted items in 2015.

We calculate free cash flow as net cash provided by operating activities minus net cash used by investing activities.  Free cash flow is an important measure used by management to evaluate available funding for share repurchases, dividends, other strategic investments and managing debt levels.  Management believes free cash flow is a useful metric to investors and analysts because it demonstrates our ability to make share repurchases and other strategic investments, pay dividends and manage debt levels.

OVERVIEW

Notable items for 2017 are:

•	Net earnings per diluted share of $2.09.
•	Adjusted net earnings per diluted share of $2.04.
•	The Extra Week in 2017 contributed $0.09 to our net earnings per diluted share result for 2017.
•	Identical supermarket sales, excluding fuel, increased 0.7% in 2017.
•	Digital revenue up 90% in 2017, driven by ClickList. Digital revenue primarily includes revenue from all curbside pickup locations and online sales by Vitacost.com.
•	On February 5, 2018, we announced a definitive agreement for the sale of our convenience store business unit to EG Group for $2.15 billion.
•	Gross margin for 2017 decreased, as a percentage of sales, as compared to 2016. See Gross Margin, LIFO and FIFO Gross Margin section for additional details.
•	OG&A expenses for 2017 increased, as a percentage of sales, as compared to 2016. See Operating, General and Administrative Expenses section for additional details on these fluctuations.
•	During 2017, we returned $2.1 billion to shareholders from share repurchases and dividend payments.
•

We contributed $1.2 billion to company-sponsored and company-managed pension plans, which significantly addressed the underfunded position of these plans, and paid $467 million to satisfy withdrawal obligations to the Central States Pension Fund.  These contributions were deductible for tax purposes, resulting in a tax benefit of approximately $613 million.   Included in the contribution is an incremental $111 million to the United Food and Commercial Workers International Union (“UFCW”) Consolidated Pension Plan (the “2017 UFCW Contribution”), which was contributed in the third quarter of 2017.

•	Net cash provided by operating activities was $3.4 billion in 2017 compared to $4.3 billion in 2016. Net cash used by investing activities was $2.7 billion in 2017 compared to $3.9 billion in 2016.
•	Free cash flow was $706 million in 2017 compared to $397 million during 2016.
•

Announced Restock Kroger during 2017.  Restock Kroger has four main drivers: Redefine the Food and Grocery Customer Experience, Expand Partnerships to Create Customer Value, Develop Talent, and Live Kroger’s Purpose.  Over the next three years, Restock Kroger will be fueled by cost savings that we will invest in associates, customers and infrastructure.  Our goal is to continue generating shareholder value even as we make strategic investments to grow our business.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2017 and 2016 Adjusted Items.  In 2015, we did not have any adjustment items that affected net earnings or net earnings per diluted share.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2017	2016	2015
Net earnings attributable to The Kroger Co.	$1,907	$1,975	$2,039
Adjustments for pension plan agreements (1)(2)	360	71	—
Adjustment for voluntary retirement offering (1)(3)	117	—	—
Adjustment for Kroger Specialty Pharmacy goodwill impairment (1)(4)	74	—	—
Adjustment for company-sponsored pension plan termination (1)(5)	335	—	—
Adjustment for depreciation related to held for sale assets (1)(6)	(13)	—	—
Adjustment for Tax Act (1)(7)	(922)	—	—
Total Adjusted Items	(49)	71	—

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$1,858	$2,046	$2,039

Extra Week adjustment (1)(8)	(79)	—	—

Net earnings attributable to The Kroger Co. excluding the Adjusted Items and the Extra Week adjustment	$1,779	$2,046	$2,039

Net earnings attributable to The Kroger Co. per diluted common share	$2.09	$2.05	$2.06
Adjustments for pension plan agreements (9)	0.40	0.07	—
Adjustment for voluntary retirement offering (9)	0.13	—	—
Adjustment for Kroger Specialty Pharmacy goodwill impairment (9)	0.08	—	—
Adjustment for company-sponsored pension plan termination (9)	0.37	—	—
Adjustment for depreciation related to held for sale assets (9)	(0.01)	—	—
Adjustment for Tax Act (9)	(1.02)	—	—
Total Adjusted Items	(0.05)	0.07	—

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$2.04	$2.12	$2.06

Extra Week adjustment(9)	(0.09)	—	—

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items and the Extra Week adjustment	$1.95	$2.12	$2.06

Average numbers of common shares used in diluted calculation	904	958	980

(1)	The amounts presented represent the after-tax effect of each adjustment.
(2)	The pre-tax adjustments for the pension plan agreements were $550 and $111 in 2017 and 2016, respectively.
(3)	The pre-tax adjustment for the voluntary retirement offering was $184.
(4)	The pre-tax adjustment for Kroger Specialty Pharmacy goodwill impairment was $110.
(5)	The pre-tax adjustment for the company-sponsored pension plan termination was $502.
(6)	The pre-tax adjustment for depreciation related to held for sale assets was ($19).
(7)	Due to the re-measurement of deferred tax liabilities and the reduction of the statutory income tax rate for the last few weeks of the fiscal year.
(8)	The pretax Extra Week adjustment was ($119).
(9)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		2017	Percentage		Percentage
	2017	Adjusted (2)	Change (3)	2016	Change (4)	2015
Total supermarket sales without fuel	$100,800	$99,025	2.2%	$96,900	6.1%	$91,310
Fuel sales	16,246	15,918	13.9%	13,979	(5.6)%	14,804
Other Sales (1)	5,616	5,440	22.0%	4,458	20.0%	3,716
Total sales	$122,662	$120,383	4.4%	$115,337	5.0%	$109,830

(1)

Other sales primarily relate to sales at convenience stores, excluding fuel; jewelry stores; food production plants to outside customers; data analytic services; variable interest entities; Kroger Specialty Pharmacy; in-store health clinics; digital coupon services; and online sales by Vitacost.com.

(2)	The 2017 Adjusted column represents the items presented in the 2017 column adjusted to remove the Extra Week.
(3)	This column represents the percentage change in 2017 adjusted sales, compared to 2016.
(4)	This column represents the percentage change in 2016, compared to 2015.

The increase in total sales in 2017, compared to 2016, is due to the increase in adjusted sales and the Extra Week.  Total adjusted sales increased in 2017, compared to 2016, by 4.4%.  This increase was primarily due to our increases in total supermarket sales without fuel, fuel sales and our merger with Modern HC Holdings, Inc. (“ModernHEALTH”).  The increase in total supermarket sales without fuel for 2017, adjusted for the Extra Week, compared to 2016, was primarily due to our identical supermarket sales increase, excluding fuel, of 0.7%, and an increase in supermarket square footage.  Identical supermarket sales, excluding fuel, for 2017, compared to 2016, increased primarily due to an increase in the number of households shopping with us, changes in product mix and product cost inflation of 0.7%, partially offset by our continued investments in lower prices for our customers.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of 2017 increased 1.9% over the end of 2016.  Total adjusted fuel sales increased 13.9% in 2017, compared to 2016, primarily due to an increase in the average retail fuel price of 12.3% and an increase in fuel gallons sold of 1.4%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

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

We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Although identical supermarket sales is a relatively standard term, numerous methods exist for calculating identical supermarket sales growth.  As a result, the method used by our management to calculate identical supermarket sales may differ from methods other companies use to calculate identical supermarket sales.  We urge you to understand the methods used by other companies to calculate identical supermarket sales before comparing our identical supermarket sales to those of other such companies.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical supermarket sales results calculations illustrated below and reduce our identical supermarket sales results.  Differences between total supermarket sales and identical supermarket sales primarily relate to changes in supermarket square footage.  Identical supermarket sales include sales from all departments at identical multi-department stores.  Our identical supermarket sales results are summarized in the following table.  We used the identical supermarket dollar figures presented below to calculate percentage changes for 2017 and 2016.

Identical Supermarket Sales

($ in millions)

	2017	2016 (1)
Including supermarket fuel centers	$109,161	$107,135
Excluding supermarket fuel centers	$96,639	$95,942
Including supermarket fuel centers	1.9%	0.1%
Excluding supermarket fuel centers	0.7%	1.0%

(1)

Identical supermarket sales for 2016 were adjusted to a comparable 53 week basis by including week 1 of fiscal 2017 in our 2016 identical supermarket sales base.  However, for purposes of determining the percentage change in identical supermarket sales from 2015 to 2016, 2016 identical supermarket sales were not adjusted to include the sales from week 1 of 2017.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation.    Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rates, as a percentage of sales, were 22.01% in 2017, 22.40% in 2016 and 22.16% in 2015.  The  decrease in 2017, compared to 2016, resulted primarily from continued investments in lower prices for our customers and our merger with ModernHEALTH due to its lower gross margin rate, and increased warehousing, transportation and shrink costs, as a percentage of sales, partially offset by improved merchandise costs, a lower LIFO charge, a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products, decreased advertising costs, as a percentage of sales, and a higher gross margin rate on fuel sales.

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

Our LIFO credit for 2017 was $8 million, compared to a LIFO charge of $19 million in 2016 and $28 million in 2015.  Our LIFO credit in 2017 was primarily due to a reduction of pharmacy inventory in 2017 compared to 2016.  In 2016, our LIFO charge primarily resulted from annualized product cost inflation related to pharmacy, and was partially offset by annualized product cost deflation in other departments. In 2015, our LIFO charge primarily resulted from annualized product cost inflation related to pharmacy, and was partially offset by annualized product cost deflation related to meat and dairy.

Our FIFO gross margin rates, which exclude the LIFO credit and charge, were 22.01% in 2017, 22.42% in 2016 and 22.18% in 2015.  Excluding the effect of fuel, the Extra Week and ModernHEALTH, our FIFO gross margin rate decreased 19 basis points in 2017, compared to 2016.  This decrease resulted primarily from continued investments in lower prices for our customers, increased warehousing, transportation and shrink costs, as a percentage of sales, partially offset by improved merchandise costs, a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products and decreased advertising costs, as a percentage of sales.  Excluding the effect of fuel and our mergers with Roundy’s and ModernHEALTH, our FIFO gross margin rate decreased seven basis points in 2016, compared to 2015.  This decrease resulted primarily from continued investments in lower prices for our customers, unfavorable pricing and cost effects due to transitioning to a deflationary operating environment and increased warehousing and shrink costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs and retirement plan costs; and utility and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.58% in 2017, 16.63% in 2016 and 16.34% in 2015.  The increase in 2017, compared to 2016, resulted primarily from the 2017 OG&A Adjusted Items, investing in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, the 2017 UFCW Contribution, increases in incentive plan and healthcare costs, partially offset by savings from the VRO, effective cost controls, higher fuel sales, the 2016 Adjusted Items and our merger with ModernHEALTH due to its lower OG&A rate, as a percentage of sales.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the Extra Week, the 2017 UFCW Contribution, the 2017 OG&A and 2016 Adjusted Items and ModernHEALTH, our OG&A rate increased 22 basis points in 2017, compared to 2016.  This increase resulted primarily from investing in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, increases in incentive plan and healthcare costs, partially offset by savings from the VRO and effective cost controls.

The increase in 2016, compared to 2015, resulted primarily from a decrease in fuel sales, the loss of sales leverage due to transitioning to a deflationary operating environment, the 2016 Adjusted Items, our mergers with Roundy’s and ModernHEALTH due to their historically higher OG&A rate, compared to our other divisions, and increases in healthcare benefit and credit card costs, partially offset by increased supermarket sales, productivity improvements, effective cost controls, $110 million UFCW contributions made during 2015 (“2015 UFCW Contributions”) and decreases in incentive plans, company-sponsored pension plans and utility costs, as a percentage of sales.  Excluding the effect of fuel, the 2016 Adjusted Items, recent mergers and the 2015 UFCW Contributions, our OG&A rate decreased five basis points in 2016, compared to 2015.  This decrease resulted primarily from increased supermarket sales, productivity improvements, effective cost controls and decreases in incentive plans, company-sponsored pension plans and utility costs, partially offset by the loss of sales leverage due to transitioning to a deflationary operating environment and increases in healthcare benefit and credit card costs, as a percentage of sales.

Rent Expense

Rent expense decreased as a percentage of sales in 2017, compared to 2016, due to our continued emphasis on owning rather than leasing, whenever possible, and higher fuel sales, which decreases our rent expense, as a percentage of sales, partially offset by increased closed store liabilities.

Rent expense increased as a percentage of sales in 2016, compared to 2015, due to our merger with Roundy’s, due to its higher volume of leased versus owned supermarkets, and lower fuel sales, which increases our rent expense rate, as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased as a percentage of sales in 2017, compared to 2016, due to higher fuel sales, which decreases our depreciation expense as a percentage of sales, the Extra Week and the 2017 Depreciation Adjusted Item, partially offset by additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.0 billion, during 2017.

Depreciation and amortization expense increased as a percentage of sales 2016, compared to 2015, due to additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.6 billion, during 2016, unfavorable sales leveraging from transitioning to a deflationary operating environment, and our merger with Roundy’s.

Operating Profit and FIFO Operating Profit

Operating profit was $2.1 billion in 2017, $3.4 billion in 2016 and $3.6 billion in 2015.  Operating profit, as a percentage of sales, was 1.70% in 2017, 2.98% in 2016 and 3.26% in 2015.  Operating profit, as a percentage of sales, decreased 128 basis points in 2017, compared to 2016, due to a lower gross margin and increased OG&A, partially offset by lower depreciation and amortization expenses and a lower LIFO charge, as a percentage of sales.

Operating profit, as a percentage of sales, decreased 28 basis points in 2016, compared to 2015, due to increased OG&A, depreciation and amortization and rent expenses, partially offset by higher gross margin and a lower LIFO charge, as a percentage of sales.

FIFO operating profit was $2.1 billion in 2017, $3.5 billion in 2016 and $3.6 billion in 2015.  FIFO operating profit, as a percentage of sales, was 1.69% in 2017, 3.00% in 2016 and 3.28% in 2015.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the Extra Week, the 2017 UFCW Contribution, the 2017 and 2016 Adjusted Items and ModernHEALTH, decreased 46 basis points in 2017, compared to 2016, due to a lower gross margin and increased OG&A and depreciation and amortization expenses, as a percentage of sales.

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

Interest Expense

Interest expense totaled $601 million in 2017, $522 million in 2016 and $482 million in 2015.  The increase in interest expense in 2017, compared to 2016, resulted primarily from additional borrowings used for share repurchases, the Extra Week, the $1.2 billion we contributed to company-sponsored and company-managed pension plans in 2017, a $467 million pre-tax payment to satisfy withdrawal obligations to the Central States Pension Fund, partially offset by a lower weighted average interest rate.  The increase in interest expense in 2016, compared to 2015, resulted primarily from additional borrowings used for share repurchases, mergers and a higher weighted average interest rate.

Income Taxes

Our effective income tax rate was (27.3)% in 2017, 32.8% in 2016 and 33.8% in 2015.  The 2017 tax rate differed from the federal statutory rate primarily as a result of remeasuring deferred taxes due to the Tax Act, the Domestic Manufacturing Deduction and other changes, partially offset by non-deductible goodwill impairment charges and the effect of state income taxes.  The 2016 tax rate differed from the federal statutory rate primarily as a result of the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.  The 2015 tax rate differed from the federal statutory rate primarily as a result of the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $2.09 per diluted share in 2017 represented an increase of 2.0% from net earnings of $2.05 per diluted share in 2016.  Excluding the 2017 and 2016 Adjusted Items and the Extra Week, adjusted net earnings of $1.95 per diluted share in 2017 represented a decrease of 8.0% from adjusted net earnings of $2.12 per diluted share in 2016.  The 8.0% decrease in adjusted net earnings per diluted share resulted primarily from lower non-fuel FIFO operating profit and increased interest expense, partially offset by higher fuel earnings, a lower LIFO charge, decreased income tax expense and lower weighted average common shares outstanding due to common share repurchases.

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

COMMON SHARE REPURCHASE PROGRAMS

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and allow for the orderly repurchase of our common shares, from time to time.  The share repurchase programs do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.  We made open market purchases of our common shares totaling $1.6 billion in 2017, $1.7 billion in 2016 and $500 million in 2015 under these repurchase programs.  In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $66 million in 2017, $105 million in 2016 and $203 million in 2015 of our common shares under the stock option program.

The shares repurchased in 2017 were reacquired under the following repurchase programs authorized by the Board of Directors to reacquire shares via open market purchases:

•	On September 15, 2016, our Board of Directors approved a $500 million share repurchase program (the “September 2016 Repurchase Program”). This program was exhausted during the first quarter of 2017.

•

On March 9, 2017, our Board of Directors approved an additional $500 million share repurchase program to supplement the September 2016 Repurchase Program.  This program was exhausted during the second quarter of 2017.

•	On June 22, 2017, our Board of Directors approved a $1.0 billion share repurchase program. As of February 3, 2018, there was $272 million remaining under this share repurchase program.

On March 15, 2018, our Board of Directors approved a $1.0 billion share repurchase program, to supplement the June 2017 Repurchase Program, to reacquire shares via open market purchase or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934 (the “March 2018 Repurchase Program”).

During the first quarter through March 29, 2018, we used an additional $388 million of cash to repurchase 16 million common shares at an average price of $25.05 per share.  As of March 29, 2018, we have exhausted the June 2017 Repurchase Program and have $885 million remaining under the March 2018 Repurchase Program.

CAPITAL INVESTMENTS

Capital investments, including changes in construction-in-progress payables and excluding mergers and the purchase of leased facilities, totaled $3.0 billion in 2017, $3.7 billion in 2016 and $3.3 billion in 2015.  Capital investments for mergers totaled $16 million in 2017, $401 million in 2016 and $168 million in 2015.  We merged with ModernHEALTH in 2016 and Roundy’s in 2015.  Refer to Note 2 to the Consolidated Financial Statements for more information on these mergers.  Capital investments for the purchase of leased facilities totaled $13 million in 2017, $5 million in 2016 and $35 million in 2015.  The table below shows our supermarket storing activity and our total supermarket square footage:

Supermarket Storing Activity

	2017	2016	2015
Beginning of year	2,796	2,778	2,625
Opened	24	50	31
Opened (relocation)	15	21	12
Acquired	3	—	159
Closed (operational)	(41)	(32)	(37)
Closed (relocation)	(15)	(21)	(12)
End of year	2,782	2,796	2,778

Total supermarket square footage (in millions)	179	178	173

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

The following table provides a calculation of ROIC for 2017 and 2016 on a 52 week basis ($ in millions).

	Rolling Four Quarters Ended
	February 3,	January 28,
	2018	2017
Return on Invested Capital
Numerator
Operating profit on a 53 week basis in fiscal year 2017	$2,085	$3,436
Extra Week operating profit adjustment	(131)	—
LIFO (credit) charge	(8)	19
Depreciation and amortization	2,436	2,340
Rent on 53 week basis in fiscal year 2017	911	881
Extra Week rent adjustment	(17)	—
Adjustment for Kroger Specialty Pharmacy goodwill impairment	110	—
Adjustments for pension plan agreements	550	111
Adjustment for company-sponsored pension plan termination	502	—
Adjustment for depreciation related to held for sale assets	(19)	—
Adjustments for voluntary retirement offering	184	—
Adjusted operating profit on a 52 week basis	$6,603	$6,787

Denominator
Average total assets	$36,851	$35,201
Average taxes receivable (1)	(181)	(262)
Average LIFO reserve	1,270	1,283
Average accumulated depreciation and amortization	20,287	18,940
Average trade accounts payable	(5,838)	(5,773)
Average accrued salaries and wages	(1,167)	(1,330)
Average other current liabilities (2)	(3,363)	(3,265)
Average liabilities held for sale	(130)	—
Rent x 8	7,152	7,048
Average invested capital	$54,881	$51,842
Return on Invested Capital	12.03%	13.09%

(1)

Taxes receivable were $229 as of February 3, 2018, $132 as of January 28, 2017 and $392 as of January 30, 2016. The January 30, 2016 balance is higher than the other comparative balances due to changes to tangible property regulations in 2015. Refer to Note 5 of the Consolidated Financial Statements for further detail.

(2)

Other current liabilities included accrued income taxes of $1 as of January 28, 2017. We did not have any accrued income taxes as of February 3, 2018 or January 30, 2016. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

Self-Insurance Costs

We primarily are self-insured for costs related to workers’ compensation and general liability claims.  The liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through February 3, 2018.  We establish case reserves for reported claims using case-basis evaluation of the underlying claim data and we update as information becomes known.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $71 million in 2017, $26 million in 2016 and $46 million in 2015.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Goodwill

Our goodwill totaled $2.9 billion as of February 3, 2018.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and variable interest entities (collectively, “reporting units”) that have goodwill balances.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  We recognize goodwill impairment for any excess of a reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Our annual evaluation of goodwill is performed for our reporting units during the fourth quarter.  In 2017, we recorded goodwill impairment for our Kroger Specialty Pharmacy reporting unit totaling $110 million, $74 million net of tax.  The annual evaluation of goodwill performed in 2016 and 2015 did not result in impairment.  Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably likely.  A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2017, 2016 and 2015 see Note 3 to the Consolidated Financial Statements.

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

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled.  In making this determination, we take into account the timing and amount of benefits that would be available under the plans.  Our methodology for selecting the discount rates was to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.00% and 3.93% discount rates as of year-end 2017 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  We utilized a discount rate of 4.25% and 4.18% as of year-end 2016 for pension and other benefits, respectively.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 3, 2018, by approximately $426 million.

Our 2017 assumed pension plan investment return rate was 7.50% compared to 7.40% in 2016 and 7.44% in 2015.  The value of all investments in our company-sponsored defined benefit pension plans during the calendar year ending December 31, 2017, net of investment management fees and expenses, increased 8.7%.  Historically, the Kroger pension plans’ average rate of return was 5.7% for the 10 calendar years ended December 31, 2017, net of all investment management fees and expenses.  For the past 20 years, the Kroger pension plans’ average annual rate of return has been 7.10%.  At the beginning of 2017, to determine the expected rate of return on pension plan assets held by Kroger for 2017, we considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  Based on this information and forward looking assumptions for investments made in a manner consistent with our target allocations, which contemplates our transition to a liability driven investment strategy, we believed a 7.50% rate of return assumption was reasonable for 2017.  In 2016, Kroger began managing the assets for the Harris Teeter and Roundy’s pension plans, and our expected rate of return for 2016 reflects implementing a similar investment management strategy for the Harris Teeter and Roundy’s plans’ assets.  See Note 15 to the Consolidated Financial Statements for more information on the asset allocations of pension plan assets.

On January 31, 2015, we adopted new industry specific mortality tables based on mortality experience and assumptions for generational mortality improvement in determining our benefit obligations. On January 28, 2017, we adopted an updated assumption for generational mortality improvement, based on additional years of published mortality experience.

Sensitivity to changes in the major assumptions used in the calculation of Kroger’s pension plan liabilities is illustrated below (in millions).

Projected Benefit
	Percentage	Obligation	Expense
	Point Change	Decrease/(Increase)	Decrease/(Increase)
Discount Rate	+/- 1.0%	$426/(516)	$39/(49)
Expected Return on Assets	+/- 1.0%	—	$31/(31)

In 2017, we contributed $1.0 billion to our company-sponsored defined benefit plans and we are not required to make any contributions to these plans in 2018.  We contributed $3 million to our company-sponsored defined benefit plans in 2016 and $5 million in 2015.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of contributions.

In 2017, we settled certain company-sponsored pension plan obligations using existing assets of the plan and the $1.0 billion contribution.  We recognized a settlement charge of approximately $502 million, $335 million net of tax, associated with the settlement of our obligations for the eligible participants’ pension balances that were distributed out of the plan via a transfer to other qualified retirement plan options, a lump sum payout, or the purchase of an annuity contract, based on each participant’s election.

We contributed and expensed $219 million in 2017, $215 million in 2016 and $196 million in 2015 to employee 401(k) retirement savings accounts. The increase in 2016, compared to 2015, is primarily due to our recent mergers.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, plan compensation and length of service.

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

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  We made cash contributions to these plans of $954 million in 2017, $289 million in 2016 and $426 million in 2015.  The increase in 2017, compared to 2016, is due to the $467 million pre-tax payment to satisfy withdrawal obligations to the Central States Pension Fund and the 2017 UFCW Contribution.

We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans as it relates to our associates who are beneficiaries of these plans.  These under-fundings are not our liability.  When an opportunity arises that is economically feasible and beneficial to us and our associates, we may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan.  The commitments from these restructurings do not change our debt profile as it relates to our credit rating since these off balance sheet commitments are typically considered in our investment grade debt rating.  We are currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and have sole investment authority over these assets.  As such, we include contributions to these plans when we disclose contributions to company-sponsored and company-managed pension plans.  We became the fiduciary of the IBT Consolidated Pension Fund in 2017 due to the ratification of a new labor contract with the IBT that provided our withdrawal from the Central States Pension Fund.  Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

•

In 2017, we incurred a $550 million charge, $360 million net of tax, for obligations related to withdrawing from and settlements for withdrawal liabilities for certain multi-employer pension plan obligations, of which $467 million was contributed to the Central States Pension Fund in 2017.

•	In 2017, we contributed an incremental $111 million, $71 million net of tax, to the UFCW Consolidated Pension Plan.

•

In 2016, we incurred a charge of $111 million, $71 million net of tax, due to commitments and withdrawal liabilities arising from the restructuring of certain multi-employer pension plan obligations, of which $28 million was contributed to the UFCW Consolidated Pension Plan in 2016.

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

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of the multi-employer plans to which we contribute substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2017.  Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.  As of December 31, 2017, we estimate our share of the underfunding of multi-employer pension plans to which we contribute, or as it relates to certain funds, an estimated withdrawal liability, was approximately $2.3 billion, $1.8 billion net of tax.  This represents a decrease in the estimated amount of underfunding of approximately $700 million, $446 million net of tax, as of December 31, 2017, compared to December 31, 2016.  The decrease in the amount of underfunding is primarily attributable to withdrawing from and settlements for withdrawal liabilities for certain multi-employer pension plan obligations, the 2017 UFCW Contribution and returns on assets in the funds.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

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

Inventories

Inventories are stated at the lower of cost (principally on a LIFO basis) or market.  In total, approximately 93% and 89% of inventories were valued using the LIFO method in 2017 and 2016, respectively.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a FIFO basis) or net realizable  value.  Replacement cost was higher than the carrying amount by $1.2 billion at February 3, 2018 and $1.3 billion at January 28, 2017.  We follow the Link-Chain, Dollar-Value LIFO method for purposes of calculating our LIFO charge or credit.

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

Vendor Allowances

We recognize all vendor allowances as a reduction in merchandise costs when the related product is sold.  In most cases, vendor allowances are applied to the related product cost by item, and therefore reduce the carrying value of inventory by item.  When it is not practicable to allocate vendor allowances to the product by item, we recognize vendor allowances as a reduction in merchandise costs based on inventory turns and as the product is sold.  We recognized approximately $8.5 billion in 2017, $7.8 billion in 2016 and $7.3 billion in 2015 of vendor allowances as a reduction in merchandise costs.  We recognized approximately 93% of all vendor allowances in the item cost with the remainder being based on inventory turns.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for us beginning January 31, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have a material effect on our Consolidated Balance Sheets or Consolidated Statements of Operations.

During the second quarter of 2016, we adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, we recognized $49 million of excess tax benefits related to share-based payments in our provision for income taxes in 2016. These items were historically recorded in additional paid-in capital. In addition, for 2016, cash flows related to excess tax benefits are classified as an operating activity. Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both “Net cash provided by operating activities” and “Net cash used by financing activities” of $59 million for 2016 and $84 million for 2015.  Our stock compensation expense continues to reflect estimated forfeitures.

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

During the fourth quarter of 2017, we adopted ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 requires applying a one-step quantitative test and recording the amount of goodwill impairment as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment.  We performed our annual evaluation of goodwill in accordance with this standard, which resulted in a goodwill impairment charge of $110 million, $74 million net of tax, related to our Kroger Specialty Pharmacy reporting unit.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, as amended by several subsequent ASUs, which provides guidance for revenue recognition.  The standard’s overarching principle is that revenue must be recognized when goods and services are transferred to the customer in an amount that is proportionate to what has been delivered at that point and that reflects the consideration to which the company expects to be entitled for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for us in the first quarter of fiscal year ending February 2, 2019.  We formed a project team to assess and document our accounting policies related to the new revenue guidance.  As of the end of 2017, we have completed this assessment and documentation.  Based on this project, we do not expect that the implementation of the new standard will have a material effect on our Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.  We intend to adopt the new standard on a modified retrospective basis and will be addressing new disclosures regarding revenue recognition policies as required by the new standard at adoption.  During our assessment, we identified and will be implementing changes, at the beginning of the first quarter of 2018, to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

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

In March 2017, the FASB issued ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for years, and interim periods within those years, beginning after December 15, 2017, and requires retrospective application to all periods presented. This ASU will impact our Operating Profit subtotal as reported in our Consolidated Statement of Operations by excluding interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses. Information about interest expense, investment returns and other components of retiree benefit expenses can be found in Note 15 of our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.”  ASU 2018-02 amends ASC 220, “Income Statement - Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. In addition, under the ASU 2018-02, we may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of the standard on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.4 billion of cash from operations in 2017, compared to $4.3 billion in 2016 and $4.9 billion in 2015.  The cash provided by operating activities came from net earnings including non-controlling interests adjusted primarily for non-cash expenses of depreciation and amortization, LIFO (credit) charge, stock compensation, expense for company-sponsored pension plans, goodwill impairment charge and deferred income taxes.  Changes in working capital created a net cash outflow in 2017 and 2016, and a net cash inflow for 2015.

The decrease in net cash provided by operating activities in 2017, compared to 2016, resulted primarily from a decrease in net earnings including noncontrolling interests, the $1.0 billion contribution to the company-sponsored defined benefit plans and deferred taxes, partially offset by an increase in non-cash expenses and changes in working capital.  Deferred taxes changed in 2017, compared to 2016, as a result of remeasuring deferred taxes due to the Tax Act.

The decrease in net cash provided by operating activities in 2016, compared to 2015, resulted primarily due to a decrease in net earnings including noncontrolling interests and changes in working capital, partially offset by an increase in non-cash expenses, deferred taxes and lower payments on long-term liabilities.

Cash provided (used) by operating activities for changes in working capital was ($164) in 2017 compared to ($492) million in 2016 and $180 million in 2015.  The decrease in cash used by operating activities for changes in working capital in 2017, compared to 2016, was primarily due to the following:

•	A lower amount of cash used for inventory purchases due to decreased capital investments related to store growth,

•	Increased cash collections due to our emphasis on better receivables management, and

•	A lower increase, over the prior year, of prepaid benefit costs in 2017, compared to 2016; partially offset by

•	An overpayment of our fourth quarter 2017 estimated income taxes, and

•	An increase in store deposits in-transit due to increased sales in the last few days of the year.

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

Net cash used by investing activities

Cash used by investing activities was $2.7 billion in 2017, compared to $3.9 billion in 2016 and $3.6 billion in 2015.  The amount of cash used by investing activities decreased in 2017 compared to 2016 primarily due to reduced cash payments for capital investments and lower payments for mergers.  The amount of cash used by investing activities increased in 2016, compared to 2015, primarily due to increased cash payments for capital investments and our merger with ModernHEALTH.

Net cash used by financing activities

Cash used by financing activities was $681 million in 2017, $352 million in 2016 and $1.3 billion in 2015.  The increase in the amount of cash used for financing activities in 2017 compared to 2016 was primarily due to lower net long-term borrowings, partially offset by lower treasury stock purchases and higher net commercial paper borrowings.  The decrease in the amount of cash used for financing activities in 2016, compared to 2015, was primarily due to higher treasury stock purchases, partially offset by higher long-term and commercial paper borrowings.

Debt Management

Total debt, including both the current and long-term portions of capital lease and lease-financing obligations, increased $1.5 billion to $15.6 billion as of year-end 2017 compared to 2016.  The increase in 2017, compared to 2016, resulted from the issuance of (i) $400 million of senior notes bearing an interest rate of 2.80%, (ii) $600 million of senior notes bearing an interest rate of 3.70%, (iii) $500 million of senior notes bearing an interest rate of 4.65% and (iv) increases in commercial paper borrowings, partially offset by payments of $700 million on maturing long-term debt obligations.

Total debt, including both the current and long-term portions of capital lease and lease-financing obligations, increased $2.0 billion to $14.1 billion as of year-end 2016, compared to 2015.  The increase in 2016, compared to 2015, resulted from the issuance of (i) $1.0 billion of senior notes bearing an interest rate of 4.45%, (ii) $750 million of senior notes bearing an interest rate of 2.65%, (iii) $500 million of senior notes bearing an interest rate of 3.875%, (iv) $500 million of senior notes bearing an interest rate of 1.5%, (v) increases in commercial paper borrowings and  (vi) increases in capital lease obligations due to additional leased locations, partially offset by payments of $1.4 billion on maturing long-term debt obligations.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to approximate $6.9 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of 2017.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $2.1 billion of commercial paper and $1.3 billion of senior notes maturing in the next twelve months, which is included in the $6.9 billion of estimated liquidity needs.  We expect to refinance this debt, in 2018, by issuing additional senior notes, a term loan or commercial paper on favorable terms based on our past experience.  We currently plan to continue repurchases of common shares under the Company’s share repurchase programs and have a growing dividend, subject to Board approval.  We believe we have adequate coverage of our debt covenants to continue to maintain our current debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper program.  At February 3, 2018, we had $2.1 billion of commercial paper borrowings outstanding.  Commercial paper borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost and applicable margin on borrowings under the credit facility could be affected by a downgrade in our Public Debt Rating.  As of March 29, 2018, we had $1.1 billion of commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants are described below:

•

Our Leverage Ratio (the ratio of Net Debt to Adjusted EBITDA, as defined in the credit facility) was 2.45 to 1 as of February 3, 2018.  If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

•

Our Fixed Charge Coverage Ratio (the ratio of Adjusted EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.49 to 1 as of February 3, 2018.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 6 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2017.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of February 3, 2018 (in millions of dollars):

	2018	2019	2020	2021	2022	Thereafter	Total
Contractual Obligations (1)(2)
Long-term debt (3)	$3,509	$1,243	$721	$795	$897	$7,622	$14,787
Interest on long-term debt (4)	427	496	440	396	364	4,411	6,534
Capital lease obligations	88	78	74	71	68	692	1,071
Operating lease obligations	992	936	838	736	606	3,664	7,772
Financed lease obligations	8	8	9	9	9	43	86
Self-insurance liability (5)	234	142	98	65	41	115	695
Construction commitments (6)	616	—	—	—	—	—	616
Purchase obligations (7)	455	129	88	44	37	48	801
Total	$6,329	$3,032	$2,268	$2,116	$2,022	$16,595	$32,362

Other Commercial Commitments
Standby letters of credit	$222	$—	$—	$—	$—	$—	$222
Surety bonds	412	—	—	—	—	—	412
Total	$634	$—	$—	$—	$—	$—	$634

(1)

The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $1.0 billion in 2017. This table also excludes contributions under various multi-employer pension plans, which totaled $954 million in 2017.

(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of February 3, 2018, we had $2.1 billion of commercial paper and no borrowings under our credit facility.
(4)	Amounts include contractual interest payments using the interest rate as of February 3, 2018, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included in the contractual obligations table for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in other current liabilities in our Consolidated Balance Sheets.
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

As of February 3, 2018, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of February 3, 2018, we had $2.1 billion of outstanding commercial paper and no borrowings under our credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $6 million as of February 3, 2018.

In addition to the available credit mentioned above, as of February 3, 2018, we had authorized for issuance $2.5 billion of securities remaining under a shelf registration statement filed with the SEC and effective on December 14, 2016.

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

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “will,” “would,” “could,” “continue,” “targeting,” “range,” “guidance,” “assume,” “possible,” “estimate,” “may,” “expect,” “goal,” “should,” “intend,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	We are targeting identical supermarket sales growth, excluding fuel, to range from 1.5% to 2.0% in 2018.

•	We expect net earnings to range from $1.95 to $2.15 per diluted share for 2018.

•	We expect capital investments, excluding mergers, acquisitions, and purchases of leased facilities, to be approximately $3.0 billion in 2018.

•	We expect our 2018 tax rate to be approximately 22%.

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



•

Our ability to achieve sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the inconsistent pace of the economic recovery; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the successful integration of our acquired companies; and the successful completion of the sale of our convenience stores business.  Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.



•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

We cannot fully foresee the effects of changes in economic conditions on our business. We have assumed economic and competitive situations will not change significantly in 2018.

Other factors and assumptions not identified above, including those discussed in Item 1A of this Report, could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives.  We undertake no obligation to update the forward-looking information contained in this filing.

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

As of February 3, 2018, we maintained two interest rate swap agreements, with an aggregate notional amount totaling $100 million, to manage our exposure to changes in the fair value of our fixed rate debt resulting from interest rate movements by effectively converting a portion of our debt from fixed to variable rates.  These agreements mature in December 2018, and coincide with our scheduled debt maturities.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements as an adjustment to interest expense.  These interest rate swap agreements are being accounted for as fair value hedges.

As of February 3, 2018, we maintained 14 forward-starting interest rate swap agreements with maturity dates of January 15, 2019 and January 15, 2020 with an aggregate notional amount totaling $1.0 billion.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt in fiscal years 2018 and 2019.  The fixed interest rates for these forward-starting interest rate swaps range from 2.15% to 2.48%.  The variable rate component on the forward-starting interest rate swaps is 3 month LIBOR.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of February 3, 2018, the fair value of the interest rate swaps was recorded in other assets for $103 million and accumulated other comprehensive income for $73 million, net of tax.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives classified as fair value hedges and underlying debt portfolio as of February 3, 2018 and January 28, 2017.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives classified as fair value hedges as of February 3, 2018 and January 28, 2017.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of February 3, 2018 and January 28, 2017.  The Fair Value column includes the fair value of our debt instruments and interest rate derivatives classified as fair value hedges as of February 3, 2018 and January 28, 2017.  See Notes 6, 7 and 8 to the Consolidated Financial Statements.

	February 3, 2018
	Expected Year of Maturity
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(1,332)	$(1,243)	$(696)	$(795)	$(897)	$(7,494)	$(12,457)	$(12,837)
Average interest rate	4.48%	4.65%	4.58%	4.57%	4.65%	4.60%
Variable rate	$(2,177)	$—	$(25)	$—	$—	$(128)	$(2,330)	$(2,330)
Average interest rate	1.73%	—	3.15%	—	—	—

	February 3, 2018						February 3,	February 3,
	Average Notional Amounts Outstanding						2018	2018
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$88	$—	$—	$—	$—	$—	$88	$(1)
Average pay rate	7.63%	—	—	—	—	—
Average receive rate	6.80%	—	—	—	—	—

	January 28, 2017
	Expected Year of Maturity
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(716)	$(1,298)	$(1,246)	$(699)	$(797)	$(6,955)	$(11,711)	$(12,301)
Average interest rate	4.94%	4.54%	4.68%	4.62%	4.63%	4.57%
Variable rate	$(1,481)	$(17)	$—	$(25)	$—	$(81)	$(1,604)	$(1,604)
Average interest rate	0.93%	3.53%	—	5.00%	—	3.73%

	January 28, 2017						January 28,	January 28,
	Average Notional Amounts Outstanding						2017	2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$100	$88	$—	$—	$—	$—	$100	$(1)
Average pay rate	6.71%	7.20%	—	—	—	—
Average receive rate	6.80%	6.80%	—	—	—	—

Based on our year-end 2017 variable rate debt levels, a 10 percent change in interest rates would be immaterial.  See Note 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Kroger Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kroger Co. and its subsidiaries as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).    We also have audited the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes and the manner in which it accounts for goodwill impairments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting,  included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 3, 2018

We have served as the Company’s auditor since 1929.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
(In millions, except par amounts)	2018	2017
ASSETS
Current assets
Cash and temporary cash investments	$347	$322
Store deposits in-transit	1,161	910
Receivables	1,637	1,649
FIFO inventory	7,781	7,852
LIFO reserve	(1,248)	(1,291)
Assets held for sale	604	—
Prepaid and other current assets	835	898
Total current assets	11,117	10,340

Property, plant and equipment, net	21,071	21,016
Intangibles, net	1,100	1,153
Goodwill	2,925	3,031
Other assets	984	965

Total Assets	$37,197	$36,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$3,560	$2,252
Trade accounts payable	5,858	5,818
Accrued salaries and wages	1,099	1,234
Deferred income taxes	—	251
Liabilities held for sale	259	—
Other current liabilities	3,421	3,305
Total current liabilities	14,197	12,860

Long-term debt including obligations under capital leases and financing obligations	12,029	11,825
Deferred income taxes	1,568	1,927
Pension and postretirement benefit obligations	792	1,524
Other long-term liabilities	1,706	1,659

Total Liabilities	30,292	29,795

Commitments and contingencies (see Note 13)

SHAREHOLDERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2017 and 2016	1,918	1,918
Additional paid-in capital	3,161	3,070
Accumulated other comprehensive loss	(471)	(715)
Accumulated earnings	17,007	15,543
Common shares in treasury, at cost, 1,048 shares in 2017 and 994 shares in 2016	(14,684)	(13,118)

Total Shareholders’ Equity - The Kroger Co.	6,931	6,698
Noncontrolling interests	(26)	12

Total Equity	6,905	6,710

Total Liabilities and Equity	$37,197	$36,505

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

	2017	2016	2015
(In millions, except per share amounts)	(53 weeks)	(52 weeks)	(52 weeks)
Sales	$122,662	$115,337	$109,830
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	95,662	89,502	85,496
Operating, general and administrative	21,568	19,178	17,946
Rent	911	881	723
Depreciation and amortization	2,436	2,340	2,089

Operating profit	2,085	3,436	3,576
Interest expense	601	522	482

Net earnings before income tax (benefit) expense	1,484	2,914	3,094
Income tax (benefit) expense	(405)	957	1,045

Net earnings including noncontrolling interests	1,889	1,957	2,049
Net earnings (loss) attributable to noncontrolling interests	(18)	(18)	10

Net earnings attributable to The Kroger Co.	$1,907	$1,975	$2,039

Net earnings attributable to The Kroger Co. per basic common share	$2.11	$2.08	$2.09

Average number of common shares used in basic calculation	895	942	966

Net earnings attributable to The Kroger Co. per diluted common share	$2.09	$2.05	$2.06

Average number of common shares used in diluted calculation	904	958	980

Dividends declared per common share	$0.495	$0.465	$0.408

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

	2017	2016	2015
(In millions)	(53 weeks)	(52 weeks)	(52 weeks)
Net earnings including noncontrolling interests	$1,889	$1,957	$2,049

Other comprehensive income (loss)
Realized and unrealized gains and losses on available for sale securities, net of income tax(1)	4	(20)	3
Change in pension and other postretirement defined benefit plans, net of income tax(2)	214	(64)	131
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	23	47	(3)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	3	2	1

Total other comprehensive income (loss)	244	(35)	132

Comprehensive income	2,133	1,922	2,181
Comprehensive gain (loss) attributable to noncontrolling interests	(18)	(18)	10
Comprehensive income attributable to The Kroger Co.	$2,151	$1,940	$2,171

(1)	Amount is net of tax expense (benefit) of $1 in 2017, $(16) in 2016 and $2 in 2015.
(2)	Amount is net of tax expense (benefit) of $83 in 2017, $(39) in 2016 and $77 in 2015.
(3)	Amount is net of tax expense (benefit) of $0 in 2017, $27 in 2016 and $(2) in 2015.
(4)	Amount is net of tax expense of $3 in 2017.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

	2017	2016	2015
(In millions)	(53 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,889	$1,957	$2,049
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,436	2,340	2,089
Asset impairment charge	71	26	46
LIFO (credit) charge	(8)	19	28
Stock-based employee compensation	151	141	165
Expense for company-sponsored pension plans	591	94	103
Goodwill impairment charge	110	—	—
Deferred income taxes	(694)	201	317
Other	8	(28)	54
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	(265)	13	95
Receivables	61	(110)	(59)
Inventories	(23)	(382)	(184)
Prepaid and other current assets	41	(172)	(28)
Trade accounts payable	158	16	440
Accrued expenses	(40)	(118)	275
Income taxes receivable and payable	(96)	261	(359)
Contribution to company-sponsored pension plans	(1,000)	—	(5)
Other	23	14	(109)

Net cash provided by operating activities	3,413	4,272	4,917

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,809)	(3,699)	(3,349)
Proceeds from sale of assets	138	132	45
Payments for mergers, net of cash acquired	(16)	(401)	(168)
Other	(20)	93	(98)

Net cash used by investing activities	(2,707)	(3,875)	(3,570)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,523	2,781	1,181
Payments on long-term debt	(788)	(1,355)	(1,245)
Net borrowings (payments) on commercial paper	696	435	(285)
Dividends paid	(443)	(429)	(385)
Excess tax benefits on stock-based awards	—	—	97
Proceeds from issuance of capital stock	51	68	120
Treasury stock purchases	(1,633)	(1,766)	(703)
Investment in the remaining equity of a noncontrolling interest	—	—	(26)
Other	(87)	(86)	(92)

Net cash used by financing activities	(681)	(352)	(1,338)

Net increase in cash and temporary cash investments	25	45	9

Cash and temporary cash investments:
Beginning of year	322	277	268
End of year	$347	$322	$277

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,809)	$(3,699)	$(3,349)
Payments for lease buyouts	13	5	35
Changes in construction-in-progress payables	(188)	72	(35)
Total capital investments, excluding lease buyouts	$(2,984)	$(3,622)	$(3,349)

Disclosure of cash flow information:
Cash paid during the year for interest	$656	$505	$474
Cash paid during the year for income taxes	$348	$557	$1,001

The accompanying notes are an integral part of the consolidated financial statements

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 31, 2015	1,918	$1,918	$2,748	944	$(10,809)	$(812)	$12,367	$30	$5,442
Issuance of common stock:
Stock options exercised	—	—	—	(9)	120	—	—	—	120
Restricted stock issued	—	—	(122)	(5)	37	—	—	—	(85)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(500)	—	—	—	(500)
Stock options exchanged	—	—	—	7	(203)	—	—	—	(203)
Share-based employee compensation	—	—	165	—	—	—	—	—	165
Other comprehensive gain net of income tax of $77	—	—	—	—	—	132	—	—	132
Investment in the remaining equity of a non-controlling interest	—	—	26	—	—	—	—	(57)	(31)
Other	—	—	163	—	(54)	—	—	(5)	104
Cash dividends declared ($0.408 per common share)	—	—	—	—	—	—	(395)	—	(395)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,039	10	2,049

Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798
Issuance of common stock:
Stock options exercised	—	—	(1)	(5)	68	—	—	—	67
Restricted stock issued	—	—	(116)	(3)	57	—	—	—	(59)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	47	(1,661)	—	—	—	(1,661)
Stock options exchanged	—	—	—	4	(105)	—	—	—	(105)
Share-based employee compensation	—	—	141	—	—	—	—	—	141
Other comprehensive loss net of income tax of $(28)	—	—	—	—	—	(35)	—	—	(35)
Other	—	—	66	—	(68)	—	—	52	50
Cash dividends declared ($0.465 per common share)	—	—	—	—	—	—	(443)	—	(443)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	1,975	(18)	1,957

Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710
Issuance of common stock:
Stock options exercised	—	—	—	(4)	51	—	—	—	51
Restricted stock issued	—	—	(119)	(2)	85	—	—	—	(34)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	58	(1,567)	—	—	—	(1,567)
Stock options exchanged	—	—	—	2	(66)	—	—	—	(66)
Share-based employee compensation	—	—	151	—	—	—	—	—	151
Other comprehensive gain net of income tax of $87	—	—	—	—	—	244	—	—	244
Other	—	—	59	—	(69)	—	—	(20)	(30)
Cash dividends declared ($0.495 per common share)	—	—	—	—	—	—	(443)	—	(443)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	1,907	(18)	1,889

Balances at February 3, 2018	1,918	$1,918	$3,161	1,048	$(14,684)	$(471)	$17,007	$(26)	$6,905

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of February 3, 2018, the Company was one of the largest retailers in the world based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and the variable interest entities in which the Company is the primary beneficiary.  Intercompany transactions and balances have been eliminated.

On June 25, 2015, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common shares in the form of a 100% stock dividend, which was effective July 13, 2015. All share and per share amounts in the Company’s Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

Refer to Note 19 for a description of changes to the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for a recently adopted accounting standard regarding the presentation of employee share-based compensation payments.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 53-week period ended February 3, 2018 and 52-week periods ended January 30, 2016 and January 31, 2015.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 93% of inventories in 2017 and 89% of inventories in 2016 were valued using the LIFO method.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a FIFO basis) or net realizable value.  Replacement cost was higher than the carrying amount by $1,248 at February 3, 2018 and $1,291 at January 28, 2017.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $2,436 in 2017, $2,340 in 2016 and $2,089 in 2015.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of a triggering event.  The Company performs reviews of each of its operating divisions and variable interest entities (collectively, “reporting units”) that have goodwill balances.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  Goodwill impairment is recognized for any excess of the carrying value of the reporting unit’s goodwill over the fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  Results of the goodwill impairment reviews performed during 2017, 2016 and 2015 are summarized in Note 3.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $71, $26 and $46 in 2017, 2016 and 2015, respectively.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Deferred Income Taxes

Deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting basis.  Refer to Note 5 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Beginning in 2017, the Company classified all deferred tax liabilities and assets as noncurrent (see Note 5).

Uncertain Tax Positions

The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in its consolidated financial statements.  Refer to Note 5 for the amount of unrecognized tax benefits and other related disclosures related to uncertain tax positions.

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 3, 2018, the Internal Revenue Service had concluded its examination of our 2012 and 2013 federal tax returns.

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

The following table summarizes the changes in the Company’s self-insurance liability through February 3, 2018.

	2017	2016		2015
Beginning balance	$682		$639		$599
Expense	247		263		234
Claim payments	(234)		(220)		(225)
Assumed from mergers	—		—		31
Ending balance	695		682		639
Less: Current portion	(234)		(229)		(223)
Long-term portion	$461		$453		$416

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when product is provided to the customer.  Sales taxes are recorded as other accrued liabilities and not as a component of sales.  The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  In 2016, the Company began recognizing gift card and gift certificate breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards and gift certificates.  Prior to 2016, gift card and gift certificate breakage was recognized under the remote method, where breakage income is recognized when redemption is unlikely to occur and there is no legal obligation to remit the value of the unredeemed gift cards or gift certificates.  The amount of breakage was not material for 2017, 2016 and 2015.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s pre-tax advertising costs totaled $707 in 2017, $717 in 2016 and $679 in 2015.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Operating, General and Administrative Expenses

Operating, general and administrative (“OG&A”) expenses include all operating costs of the Company, except merchandise costs, as described above, and rent and depreciation and amortization. Certain other income items are classified as a reduction of OG&A costs.  These include items such as gift card and lottery commissions, coupon processing and vending machine fees, check cashing, money order and wire transfer fees, and baled salvage credits.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.

Segments

The Company operates supermarkets, multi-department stores, jewelry stores, and convenience stores throughout the United States.  The Company’s retail operations, which represent over 97% of the Company’s consolidated sales are its only reportable segment.  The Company’s operating divisions have been aggregated into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, the Company’s operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  Operating divisions are organized primarily on a geographical basis so that the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in the operating division.  The geographical separation is the primary differentiation between these operating divisions.  The Company’s geographic basis of organization reflects the manner in which the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally.  All of the Company’s operations are domestic.

The following table presents sales revenue by type of product for 2017, 2016 and 2015.

	2017		2016		2015
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)	$62,378	50.9%	$60,220	52.2%	$57,187	52.1%
Perishable (2)	29,145	23.8%	27,666	24.0%	25,726	23.4%
Fuel	16,246	13.2%	13,979	12.1%	14,802	13.5%
Pharmacy	10,752	8.8%	10,432	9.0%	9,778	8.9%
Other (3)	4,141	3.3%	3,040	2.7%	2,337	2.1%

Total Sales and other revenue	$122,662	100%	$115,337	100%	$109,830	100%

(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
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

The Company’s purchase price allocation was finalized in the third quarter of 2017.  The changes in the fair values assumed from the preliminary amounts determined as of September 2, 2016 were a decrease in goodwill of $2, a decrease in current liabilities of $2. The table below summarizes the final fair value of the assets acquired and liabilities assumed:

September 2,
2016
ASSETS
Total current assets	$82

Property, plant and equipment	8
Intangibles	136

Total Assets, excluding Goodwill	226

LIABILITIES
Total current liabilities	(68)

Fair-value of long-term debt including obligations under capital leases and financing obligations	(1)
Deferred income taxes	(33)

Total Liabilities	(102)

Total Identifiable Net Assets	124
Goodwill	283
Total Purchase Price	$407

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

Pro forma results of operations for 2016 and 2015, assuming the Roundy’s transaction had taken place at the beginning of 2014 and the ModernHEALTH merger had taken place at the beginning of 2015, are included in the following table.  2017 is not included in the following table as the entities are included within the Company’s consolidated results for the entire fiscal year.  The pro forma information includes historical results of operations of Roundy’s and ModernHEALTH, as well as adjustments for interest expense that would have been incurred due to financing the mergers, depreciation and amortization of the assets acquired and excludes the pre-merger transaction related expenses incurred by Roundy’s and ModernHEALTH and the Company.  The pro forma information does not include efficiencies, cost reductions, synergies or investments in lower prices for our customers expected to result from the mergers.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the Roundy’s merger completed at the beginning of 2014 or the ModernHEALTH merger completed at beginning of 2015.

	Fiscal year ended	Fiscal year ended
	January 28, 2017	January 30, 2016
Sales	$115,994	$114,341
Net earnings including noncontrolling interests	1,958	2,059
Net earnings (loss) attributable to noncontrolling interests	(18)	10

Net earnings attributable to The Kroger Co.	$1,976	$2,049

3.GOODWILL  AND  INTANGIBLE  ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through February 3, 2018.

	2017	2016
Balance beginning of year
Goodwill	$5,563	$5,256
Accumulated impairment losses	(2,532)	(2,532)
	3,031	2,724

Activity during the year
Mergers	18	307
Impairment losses	(110)	—
Held for sale adjustment	(14)	—

Balance end of year
Goodwill	5,567	5,563
Accumulated impairment losses	(2,642)	(2,532)
	$2,925	$3,031

In 2017, certain assets and liabilities including goodwill totaling $14, primarily those related to the Company’s convenience store business, were classified as held for sale in the Consolidated Balance Sheet as a result of the exploration of strategic alternatives (see Note 17).

In 2016, the Company acquired all of the outstanding shares of ModernHEALTH (see Note 2) resulting in additional goodwill totaling $285. In 2017, the Company finalized its ModernHEALTH purchase allocation resulting in a decrease in goodwill before impairment consideration of $2 (see Note 2).

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount, in accordance with the newly adopted Accounting Standards Update (“ASU”) 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  The annual evaluations of goodwill and indefinite-lived intangible assets performed during the fourth quarter of 2016 and 2015 did not result in impairment.

Based on the results of the Company’s impairment assessment in the fourth quarter of 2017, the Kroger Specialty Pharmacy reporting unit was the only reporting unit for which there was a potential impairment.  In the fourth quarter of 2017, the operating performance of the Kroger Specialty Pharmacy reporting unit began to be affected by reduced margins as a result of compression in reimbursement by third party payers and a reduction of certain types of revenue.  As a result of this decline, particularly in future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill for Kroger Specialty Pharmacy reporting unit exceeded its fair value, resulting in a pre-tax impairment charge of $110  ($74 after-tax).  The pre-impairment goodwill balance for Kroger Specialty Pharmacy was $353, as of the fourth quarter 2017.   Based on current and future expected cash flows, the Company believes additional goodwill impairments are not reasonably likely.  A 10% reduction in fair value of the Company’s reporting units would not indicate a potential for impairment of the Company’s recorded goodwill balance.

In 2016, the Company acquired definite and indefinite lived intangible assets totaling approximately $136 as a result of the merger with ModernHEALTH (see Note 2).

The following table summarizes the Company’s intangible assets balance through February 3, 2018.

	2017		2016
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived favorable leasehold interests	$174	$(53)	$167	$(41)
Definite-lived pharmacy prescription files	238	(70)	254	(56)
Definite-lived customer relationships	93	(67)	93	(55)
Definite-lived other	99	(44)	97	(33)
Indefinite-lived trade name	641	—	641	—
Indefinite-lived liquor licenses	89	—	86	—

Total	$1,334	$(234)	$1,338	$(185)

(1)

Favorable leasehold interests are amortized to rent expense, pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to operating, general and administrative (“OG&A”) expense and depreciation and amortization expense.

Amortization expense associated with intangible assets totaled approximately $59,  $63 and $51, during fiscal years 2017, 2016 and 2015, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2017 is estimated to be approximately:

2018	$55
2019	50
2020	47
2021	36
2022	33
Thereafter	149

Total future estimated amortization associated with definite-lived intangible assets	$370

4.PROPERTY, PLANT  AND  EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2017	2016
Land	$3,201	$3,197
Buildings and land improvements	12,072	11,643
Equipment	13,635	13,495
Leasehold improvements	9,773	9,342
Construction-in-progress	2,050	1,979
Leased property under capital leases and financing obligations	1,000	932

Total property, plant and equipment	41,731	40,588
Accumulated depreciation and amortization	(20,660)	(19,572)

Property, plant and equipment, net	$21,071	$21,016

Accumulated depreciation and amortization for leased property under capital leases was $354 at February 3, 2018 and $330 at January 28, 2017.

Approximately $177 and $219, net book value, of property, plant and equipment collateralized certain mortgages at February 3, 2018 and January 28, 2017, respectively.

5.TAXES  BASED  ON  INCOME

The provision for taxes based on income consists of:

	2017	2016	2015
Federal
Current	$309	$721	$723
Deferred	(747)	158	266

Subtotal federal	(438)	879	989

State and local
Current	15	51	37
Deferred	18	27	19

Subtotal state and local	33	78	56

Total	$(405)	$957	$1,045

A reconciliation of the statutory federal rate and the effective rate follows:

	2017	2016	2015
Statutory rate	33.7%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7%	1.6%	1.2%
Credits	(2.5)%	(1.1)%	(1.2)%
Favorable resolution of issues	—%	(0.5)%	(0.2)%
Domestic manufacturing deduction	(1.1)%	(0.7)%	(0.7)%
Excess tax benefits from share-based payments	(0.4)%	(1.6)%	—%
Effect of Tax Cuts and Jobs Act	(60.8)%	—%	—%
Impairment of Goodwill	2.3%	—	—
Other changes, net	(0.2)%	0.1%	(0.3)%

	(27.3)%	32.8%	33.8%

The 2017 tax rate differed from the federal statutory rate primarily as a result of re-measuring deferred taxes due to the Tax Cuts and Jobs Act, the Domestic Manufacturing Deduction and other changes, partially offset by non-deductible goodwill impairment charges and the effect of state income taxes. On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act which made changes to the tax code including, but not limited to, reducing the federal statutory corporate tax rate from 35% to 21% and eliminating the domestic manufacturing deduction. GAAP requires the recognition of the impact of tax laws in the period in which they are enacted. The benefit recognized in 2017 from the Tax Cuts and Jobs Act is $922, primarily from the re-measurement of deferred taxes.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for certain income tax effects of the Tax Cuts and Jobs Act. Under the guidance in SAB 118, the income tax effects, for which the accounting under GAAP is incomplete, are reported as a provisional amount based on a reasonable estimate. The reasonable estimate is subject to adjustment during a "measurement period", not to exceed one year, until the accounting is complete.  In accordance with SAB 118, the Company has determined that the net tax benefit of $922 recorded in connection with the Tax Cuts and Jobs Act includes provisional amounts related to depreciation and the application of provisions of the Tax Cuts and Jobs Act related to accelerated depreciation.

The 2015 rate for state income taxes is less than 2017 and 2016 due to filing amended returns to claim additional benefits in years still under review, the favorable resolution of state issues and an increase in state credits.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2017		2016
Current deferred tax assets:
Net operating loss and credit carryforwards		$—		$23
Compensation related costs		—		67
Other		—		50

Subtotal		—		140
Valuation allowance		—		(11)

Total current deferred tax assets		—		129

Current deferred tax liabilities:
Insurance related costs		—		(52)
Inventory related costs		—		(328)

Total current deferred tax liabilities		—		(380)

Current deferred taxes		$—		$(251)

Long-term deferred tax assets:
Compensation related costs		$348		$783
Lease accounting		78		121
Closed store reserves		45		46
Insurance related costs		—		7
Net operating loss and credit carryforwards		146		101
Other		54		1

Subtotal		671		1,059
Valuation allowance		(62)		(39)

Total long-term deferred tax assets		609		1,020

Long-term deferred tax liabilities:
Depreciation and amortization		(1,892)		(2,947)
Insurance related costs		(32)		—
Inventory related costs		(253)		—

Total long-term deferred tax liabilities		(2,177)		(2,947)

Long-term deferred taxes		$(1,568)		$(1,927)

The Company adopted ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  The Company adopted the standard in 2017 prospectively and as a result of the implementation the 2017, as compared to 2016, current deferred tax liabilities were reclassified as non-current.

At February 3, 2018, the Company had net operating loss carryforwards for state income tax purposes of $1,578.  These net operating loss carryforwards expire from 2018 through 2037.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year.  Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At February 3, 2018, the Company had state credit carryforwards of $55, most of which expire from 2018 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

At February 3, 2018, the Company had federal net operating loss carryforwards of $20. These net operating loss carryforwards expire from 2034 through 2035. The utilization of certain of the Company’s federal net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has not recorded a valuation allowance against the deferred tax assets resulting from its federal net operating losses.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence.  This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.  Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned.  The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.  Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not.  Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations.  As of February 3, 2018, January 28, 2017 and January 30, 2016, the total valuation allowance was $62, $50 and $52, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2017	2016	2015
Beginning balance	$177	$204	$246
Additions based on tax positions related to the current year	11	10	11
Reductions based on tax positions related to the current year	(1)	(1)	(11)
Additions for tax positions of prior years	6	3	4
Reductions for tax positions of prior years	(8)	(30)	(27)
Settlements	—	(2)	(17)
Lapse of statute	(5)	(7)	(2)
Ending balance	$180	$177	$204

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of February 3, 2018, January 28, 2017 and January 30, 2016, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $88,  $73 and $83 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended February 3, 2018, January 28, 2017 and January 30, 2016, the Company recognized approximately $8,  $(1) and $(5), respectively, in interest and penalties (recoveries).  The Company had accrued approximately $28,  $20 and $25 for the payment of interest and penalties as of February 3, 2018, January 28, 2017 and January 30, 2016.

As of February 3, 2018, the Internal Revenue Service had concluded its examination of our 2012 and 2013 federal tax returns.

6.DEBT  OBLIGATIONS

Long-term debt consists of:

	February 3,	January 28,
	2018	2017
1.50% to 8.00% Senior Notes due through 2048	$12,201	$11,311
5.63% to 12.75% Mortgages due in varying amounts through 2027	22	38
0.91% to 1.68% Commercial paper borrowings due through February 2018	2,121	1,425
Other	443	541

Total debt, excluding capital leases and financing obligations	14,787	13,315
Less current portion	(3,509)	(2,197)

Total long-term debt, excluding capital leases and financing obligations	$11,278	$11,118

In 2017, the Company issued $400 of senior notes due in fiscal year 2022 bearing an interest rate of 2.80%,  $600 of senior notes due in fiscal year 2027 bearing an interest rate of 3.70% and $500 of senior notes due in fiscal year 2048 bearing an interest rate of 4.65%.  In connection with the senior note issuances, the Company also terminated forward-starting interest rate swap agreements with an aggregate notional amount of $600. These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the second quarter of 2017.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $20,  $12 net of tax, has been deferred in Accumulated Other Comprehensive Loss, the Company will continue to amortize to earnings as the interest payments are made.  The Company also repaid, upon maturity, $600 of senior notes bearing an interest rate of 6.40%, with proceeds from the senior notes issuances.

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

On August 29, 2017, the Company entered into an amended, extended and restated its $2,750 unsecured revolving credit facility (the “Credit Agreement”), with a termination date of August 29, 2022, unless extended as permitted under the Credit Agreement. This Credit Agreement amended the Company’s $2,750 credit facility that would otherwise have terminated on June 30, 2019.  The Company has the ability to increase the size of the Credit Agreement by up to an additional $1,000, subject to certain conditions.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) LIBOR plus a market spread, based on the Company’s Public Debt Rating or (ii) the base rate, defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) one-month LIBOR plus 1.0%, plus a market rate spread based on the Company’s Public Debt Rating.  The Company will also pay a Commitment Fee based on its Public Debt Rating and Letter of Credit fees equal to a market rate spread based on the Company’s Public Debt Rating.  “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company.

The Credit Agreement contains covenants, which, among other things, require the maintenance of a Leverage Ratio of not greater than 3.50:1.00 and a Fixed Charge Coverage Ratio of not less than 1.70:1.00.  The Company may repay the Credit Agreement in whole or in part at any time without premium or penalty.  The Credit Agreement is not guaranteed by the Company’s subsidiaries.

As of February 3, 2018, the Company had $2,121 of commercial paper borrowings, with a weighted average interest rate of 1.68% and no borrowings under the Credit Agreement. As of January 28, 2017, the Company had $1,425 of borrowings of commercial paper, with a weighted average interest rate of 0.91%, and no borrowings under the Credit Agreement.

As of February 3, 2018, the Company had outstanding letters of credit in the amount of $222, of which $6 reduces funds available under the Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2017, and for the years subsequent to 2017 are:

2018	$3,509
2019	1,243
2020	721
2021	795
2022	897
Thereafter	7,622

Total debt	$14,787

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of February 3, 2018 and January 28, 2017.

	2017		2016
	Pay	Pay	Pay	Pay
	Floating	Fixed	Floating	Fixed
Notional amount	$100	$—	$100	$—
Number of contracts	2	—	2	—
Duration in years	0.88	—	1.92	—
Average variable rate	7.23%	—	6.37%	—
Average fixed rate	6.80%	—	6.80%	—
Maturity	December 2018		December 2018

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current earnings as “Interest expense.”  These gains and losses for 2017 and 2016 were as follows:

Year-To-Date
	February 3, 2018		January 28, 2017
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Consolidated Statements of Operations Classification	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$—	$—	$(2)	$2

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
	February 3,	January 28,
Derivatives Designated as Fair Value Hedging Instruments	2018	2017	Balance Sheet Location
Interest Rate Hedges	$(1)	$(1)	Other long-term liabilities

Cash Flow Forward-Starting Interest Rate Swaps

As of February 3, 2018, the Company had nine forward-starting interest rate swap agreements with a maturity date of January 2019 with an aggregate notional amount totaling $750 and five forward-starting interest rate swap agreements with maturity dates of January 2020 with an aggregate notional amount totaling $250.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuance of debt in January 2019 and January 2020.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of February 3, 2018, the fair value of the interest rate swaps was recorded in other assets for $103 and accumulated other comprehensive income for $73 net of tax.

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

During 2017, the Company terminated eleven forward-starting interest rate swaps with maturity dates of August  2017, with an aggregate notional amount totaling $600.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the third quarter of 2017.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $20,  $12 net of tax, has been deferred in AOCI and will be amortized to earnings as the interest payments are made.

During 2016, the Company terminated forward-starting interest rate swaps with maturity dates of October 2016, with an aggregate notional amount totaling $300.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued in 2016.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $13,  $8 net of tax, has been deferred in AOCI and will be amortized to earnings as the interest payments are made.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2017 and 2016:

	Year-To-Date
	Amount of Gain/(Loss) in		Amount of Gain/(Loss)
	AOCI on Derivative		Reclassified from AOCI into		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging	(Effective Portion)		Income (Effective Portion)		Reclassified into Income
Relationships	2017	2016	2017	2016	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$24	$(2)	$(3)	$(2)	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to end of 2017 and 2016, respectively.

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of February 3, 2018 and January 28, 2017, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of February 3, 2018 and January 28, 2017:

				Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
February 3, 2018	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$103	$—	$103	$—	$—	$103

Liabilities
Fair Value Interest Rate Swaps	$1	$—	$1	$—	$—	$1

				Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
January 28, 2017	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$67	$—	$67	$—	$—	$67

Liabilities
Fair Value Interest Rate Swaps	$1	$—	$1	$—	$—	$1
Cash Flow Forward-Starting Interest Rate Swaps	7	—	7	—	—	7
Total	$8	$—	$8	$—	$—	$8

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at February 3, 2018 and January 28, 2017:

February 3, 2018 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$64	$—	$—	$64
Available-For-Sale Securities	25	—	—	25
Long-Lived Assets	—	—	27	27
Interest Rate Hedges	—	102	—	102
Total	$89	$102	$27	$218

January 28, 2017 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$50	$—	$—	$50
Long-Lived Assets	—	—	3	3
Interest Rate Hedges	—	59	—	59
Total	$50	$59	$3	$112

In 2017, unrealized gains on Level 1, available-for-sale securities totaled $5.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs. In 2017, long-lived assets with a carrying amount of $98 were written down to their fair value of $27, resulting in an impairment charge of $71. In 2016, long-lived assets with a carrying amount of $29 were written down to their fair value of $3, resulting in an impairment charge of $26.

Mergers are accounted for using the acquisition method of accounting, which requires that the purchase price paid for a merger be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the merger, with the excess of the purchase price over the net assets being recorded as goodwill. See Note 2 for further discussion related to accounting for mergers.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At February 3, 2018, the fair value of total debt was $15,167 compared to a carrying value of $14,787. At January 28, 2017, the fair value of total debt was $13,905 compared to a carrying value of $13,315.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

In 2016, the Company entered into agreements with a third party.  As part of the consideration for entering these agreements, the Company received a financial instrument that derives its value from the third party’s business operations.  The Company used the Monte-Carlo simulation method to determine the fair value of this financial instrument.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of this financial instrument.  The assumptions used in the Monte-Carlo simulation are classified as Level 3 inputs.  The financial instrument was valued at $335 and recorded in “Other assets” within the Consolidated Balance Sheets.  As the financial instrument was obtained in exchange for certain obligations, the Company also recognized offsetting deferred revenue liabilities in “Other current liabilities” and “Other long-term liabilities” within the Consolidated Balance Sheets.  The deferred revenue will be amortized to “Sales” within the Consolidated Statements of Operations over the term of the agreements.  Post inception, the Company received a distribution of $59, which was recorded as a reduction of the cost method investment.

The fair values of certain investments recorded in “other assets” within the Consolidated Balance Sheets were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At February 3, 2018 and January 28, 2017, the carrying and fair value of long-term investments for which fair value is determinable was $176 and $151, respectively. At February 3, 2018 and January 28, 2017, the carrying value of notes receivable for which fair value is determinable was $170 and $182, respectively.

9.ACCUMULATED  OTHER  COMPREHENSIVE  INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended February 3, 2018 and January 28, 2017:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 30, 2016	$(51)	$20	$(649)	$(680)
OCI before reclassifications(2)	47	(6)	(97)	(56)
Amounts reclassified out of AOCI(3)	2	(14)	33	21
Net current-period OCI	49	(20)	(64)	(35)
Balance at January 28, 2017	$(2)	$—	$(713)	$(715)

Balance at January 28, 2017	$(2)	$—	$(713)	$(715)
OCI before reclassifications(2)	23	4	165	192
Amounts reclassified out of AOCI(3)	3	—	49	52
Net current-period OCI	26	4	214	244
Balance at February 3, 2018	$24	$4	$(499)	$(471)

(1)	All amounts are net of tax.
(2)

Net of tax of $27, $(3) and $(59) for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of January 28, 2017.  Net of tax of $0, $1 and $63 for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of February 3, 2018.

(3)

Net of tax of $20 and $(13) for pension and postretirement defined benefit plans and available for sale securities, respectively, as of January 28, 2017. Net of tax of $20 and $3 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 3, 2018.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended February 3, 2018, January 28, 2017 and January 30, 2016:

	For the year ended	For the year ended	For the year ended
	February 3, 2018	January 28, 2017	January 30, 2016

Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities (1)	$6	$2	$1
Tax expense	(3)	—	—
Net of tax	3	2	1

Available for sale security items
Realized gains on available for sale securities (2)	—	(27)	—
Tax expense	—	13	—
Net of tax	—	(14)	—

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense (3)	69	53	85
Tax expense	(20)	(20)	(32)
Net of tax	49	33	53
Total reclassifications, net of tax	$52	$21	$54

(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into operating, general and administrative expense.
(3)	Reclassified from AOCI into merchandise costs and OG&A expense. These components are included in the computation of net periodic pension costs.

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

Rent expense (under operating leases) consists of:

	2017	2016	2015
Minimum rentals	$1,005	$973	$807
Contingent payments	19	16	18
Tenant income	(113)	(108)	(102)

Total rent expense	$911	$881	$723

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2017 and in the aggregate are:

			Lease-
	Capital	Operating	Financed
	Leases	Leases	Transactions
2018	$88	$992	$8
2019	78	936	8
2020	74	838	9
2021	71	736	9
2022	68	606	9
Thereafter	692	3,664	43

Total	$1,071	$7,772	$86

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	1,071
Less amount representing interest	355

Present value of net minimum lease payments under capital leases	$716

Total future minimum rentals under noncancellable subleases at February 3, 2018 were $213.

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

	For the year ended			For the year ended			For the year ended
	February 3, 2018			January 28, 2017			January 30, 2016
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,890	895	$2.11	$1,959	942	$2.08	$2,021	966	$2.09
Dilutive effect of stock options		9			16			14

Net earnings attributable to The Kroger Co. per diluted common share	$1,890	904	$2.09	$1,959	958	$2.05	$2,021	980	$2.06

The Company had combined undistributed and distributed earnings to participating securities totaling $17,  $16 and $18 in 2017, 2016 and 2015, respectively.

The Company had options outstanding for approximately 15.6 million, 7.1 million and 1.9 million shares, respectively, for the years ended February 3, 2018, January 28, 2017 and January 30, 2016, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

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

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant.  At February 3, 2018, approximately 27 million common shares were available for future option grants under the 2008, 2011 and 2014 Long-Term Incentive Plans (the “Plans”).

In addition to the stock options described above, the Company awards restricted stock to employees and non-employee directors under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award, over the period the awards lapse.  As of February 3, 2018, approximately 12 million common shares were available under the Plans for future restricted stock awards or shares issued to the extent performance criteria are achieved.  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Under the Plans, four shares available for option awards can be converted into one share available for restricted stock awards.

Equity awards granted are based on the aggregate value of the award on grant date.  This can affect the number of shares granted in a given year as equity awards.  Excess tax benefits related to equity awards are recognized in the provision for income taxes. Equity awards may be approved at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2017 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2014	40.8	$15.56
Granted	3.4	$38.40
Exercised	(8.9)	$13.54
Canceled or Expired	(0.4)	$19.98

Outstanding, year-end 2015	34.9	$18.26
Granted	4.8	$37.10
Exercised	(4.9)	$14.20
Canceled or Expired	(0.5)	$28.35

Outstanding, year-end 2016	34.3	$21.32
Granted	7.0	$23.00
Exercised	(3.8)	$14.08
Canceled or Expired	(0.8)	$28.29

Outstanding, year-end 2017	36.7	$22.23

A summary of options outstanding, exercisable and expected to vest at February 3, 2018 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Options Outstanding	36.7	6.09	$22.23	324
Options Exercisable	22.5	4.66	$18.50	265
Options Expected to Vest	13.8	8.37	$28.18	57

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2014	10.2	$21.04
Granted	3.2	$38.34
Lapsed	(5.4)	$21.49
Canceled or Expired	(0.4)	$22.80

Outstanding, year-end 2015	7.6	$28.01
Granted	3.6	$37.03
Lapsed	(3.5)	$28.52
Canceled or Expired	(0.3)	$30.70

Outstanding, year-end 2016	7.4	$32.09
Granted	5.8	$23.04
Lapsed	(3.6)	$31.05
Canceled or Expired	(0.4)	$29.26

Outstanding, year-end 2017	9.2	$26.78

The weighted-average grant date fair value of stock options granted during 2017, 2016 and 2015 was $4.71,  $7.48 and $9.78, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The decrease in the fair value of the stock options granted during 2017, compared to 2016, resulted primarily from a decrease in the Company’s share price, which increased the expected dividend yield, partially offset by an increase in the weighted average expected volatility and the weighted average risk-free interest rate.  The decrease in the fair value of the stock options granted during 2016, compared to 2015, resulted primarily from a decrease in the market price per share of the Company’s common shares, which increased the expected dividend yield, and decreases in the weighted average expected volatility and the weighted average risk free discount rate.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2017		2016		2015
Weighted average expected volatility	22.78%		21.40%		24.07%
Weighted average risk-free interest rate	2.21%		1.29%		2.12%
Expected dividend yield	2.20%		1.40%		1.20%
Expected term (based on historical results)	7.2	years	7.2	years	7.2	years

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

Total stock compensation recognized in 2017, 2016 and 2015 was $151,  $141 and $165, respectively.  Stock option compensation recognized in 2017, 2016, and 2015 was $32,  $28 and $31, respectively.  Restricted shares compensation recognized in 2017, 2016 and 2015 was $119,  $113 and $134, respectively.

The total intrinsic value of stock options exercised was $55,  $105 and $217 in 2017, 2016 and 2015, respectively.  The total amount of cash received in 2017 by the Company from the exercise of stock options granted under share-based payment arrangements was $51.  As of February 3, 2018, there was $214 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under Plans.  This cost is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of options that vested was $29,  $28 and $33 in 2017, 2016 and 2015, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors.  During 2017, the Company repurchased approximately two million common shares in such a manner.

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

14.STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at February 3, 2018.  The shares have a par value of $100 per share and are issuable in series.

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

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $1,567,  $1,661 and $500 under these repurchase programs in 2017, 2016 and 2015, respectively.  In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $66,  $105 and $203 under the stock option program during 2017, 2016 and 2015, respectively.

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

Amounts recognized in AOCI as of February 3, 2018 and January 28, 2017 consists of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2017	2016	2017	2016	2017	2016
Net actuarial loss (gain)	$1,040	$1,308	$(130)	$(120)	$910	$1,188
Prior service credit	—	—	(77)	(58)	(77)	(58)

Total	$1,040	$1,308	$(207)	$(178)	$833	$1,130

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in the next fiscal year are as follows (pre-tax):

	Pension Benefits	Other Benefits	Total
	2018	2018	2018
Net actuarial loss (gain)	$82	$(10)	$72
Prior service credit	—	(11)	(11)

Total	$82	$(21)	$61

Other changes recognized in other comprehensive income in 2017, 2016 and 2015 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Incurred net actuarial loss (gain)	$322	$165	$(83)	$(20)	$(9)	$(39)	$302	$156	$(122)
Amortization of prior service credit	—	—	—	8	8	11	8	8	11
Amortization of net actuarial gain (loss)	(88)	(71)	(102)	11	10	7	(77)	(61)	(95)
Settlement recognition of net actuarial loss	(502)	—	—	—	—	—	(502)	—	—
Other	—	—	—	(28)	—	(2)	(28)	—	(2)
Total recognized in other comprehensive income (loss)	(268)	94	(185)	(29)	9	(23)	(297)	103	(208)

Total recognized in net periodic benefit cost and other comprehensive income	$323	$188	$(82)	$(30)	$10	$(22)	$293	$198	$(104)

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$4,140	$3,922	$316	$290	$243	$244
Service cost	53	68	2	2	8	9
Interest cost	163	177	13	14	9	10
Plan participants’ contributions	—	—	—	—	12	12
Actuarial (gain) loss	126	186	15	29	(20)	(9)
Plan settlements	(1,040)	—	—	—	—	—
Benefits paid	(202)	(211)	(21)	(19)	(23)	(23)
Other	(5)	(2)	3	—	(27)	—

Benefit obligation at end of fiscal year	$3,235	$4,140	$328	$316	$202	$243

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$3,138	$3,045	$—	$—	$—	$—
Actual return on plan assets	210	302	—	—	—	—
Employer contributions	1,000	3	21	19	11	11
Plan participants’ contributions	—	—	—	—	12	12
Plan settlements	(1,198)	—	—	—	—	—
Benefits paid	(202)	(211)	(21)	(19)	(23)	(23)
Other	(5)	(1)	—	—	—	—

Fair value of plan assets at end of fiscal year	$2,943	$3,138	$—	$—	$—	$—
Funded status and net liability recognized at end of fiscal year	$(292)	$(1,002)	$(328)	$(316)	$(202)	$(243)

As of February 3, 2018 and January 28, 2017, other current liabilities include $30  and $37, respectively, of net liability recognized for the above benefit plans.

In 2017, the Company settled certain company-sponsored pension plan obligations using existing assets of the plan and a $1,000 contribution made to the plan in the third quarter of 2017.  The Company recognized a settlement charge of approximately $502,  $335 net of tax, associated with the settlement of the Company’s obligations for the eligible participants’ pension balances that were distributed out of the plan via a transfer to other qualified retirement plan options, a lump sum payout, or the purchase of an annuity contract, based on each participant’s election.

As of February 3, 2018 and January 28, 2017, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2017	2016	2015	2017	2016	2015
Discount rate — Benefit obligation	4.00%	4.25%	4.62%	3.93%	4.18%	4.44%
Discount rate — Net periodic benefit cost	4.25%	4.62%	3.87%	4.18%	4.44%	3.74%
Expected long-term rate of return on plan assets	7.50%	7.40%	7.44%
Rate of compensation increase — Net periodic benefit cost	3.07%	2.71%	2.85%
Rate of compensation increase — Benefit obligation	3.03%	3.07%	2.71%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans.  The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.00% and 3.93% discount rates as of year-end 2017 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 3, 2018, by approximately $426.

The Company’s 2017 assumed pension plan investment return rate was 7.50% compared to 7.40% in 2016 and 7.44% in 2015.    The value of all investments in the company-sponsored defined benefit pension plans during the calendar year ending December 31, 2017, net of investment management fees and expenses, increased 8.7%.   Historically, the Company’s pension plans’ average rate of return was 5.7% for the 10 calendar years ended December 31, 2017, net of all investment management fees and expenses.  For the past 20 years, the Company’s pension plans’ average annual rate of return has been 7.10%.    At the beginning of 2017, to determine the expected rate of return on pension plan assets held by the Company for 2017, the Company considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.  Based on this information and forward looking assumptions for investments made in a manner consistent with its target allocations, which contemplates the Company’s transition to a liability driven investment (“LDI”) strategy, the Company believed a 7.50% rate of return assumption was reasonable for 2017.

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

The funded status increased in 2017, compared to 2016, due primarily to the $1,000 in contributions made in 2017 to the qualified plans, partially offset by the decrease in discount rates from 2016 to 2017.

The following table provides the components of the Company’s net periodic benefit costs for 2017, 2016 and 2015:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$53	$68	$62	$2	$2	$3	$8	$9	$10
Interest cost	163	177	154	13	14	12	9	10	9
Expected return on plan assets	(233)	(238)	(230)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(8)	(8)	(11)
Actuarial (gain) loss	79	60	93	9	8	9	(11)	(10)	(7)
Settlement loss recognized	502	—	—	—	—	—	—	—	—
Other	—	3	—	3	—	—	1	—	—
Net periodic benefit cost	$564	$70	$79	$27	$24	$24	$(1)	$1	$1

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for the company-sponsored pension plans with accumulated benefit obligations in excess of plan assets.

3
	Qualified Plans		Non-Qualified Plans
	2017	2016	2017	2016
PBO at end of fiscal year	$3,051	$4,140	$328	$316
ABO at end of fiscal year	$2,916	$3,997	$313	$297
Fair value of plan assets at end of year	$2,755	$3,138	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension	Other
	Benefits	Benefits
2018	$187	$12
2019	$199	$14
2020	$210	$15
2021	$206	$15
2022	$218	$16
2023 —2027	$1,217	$83

The following table provides information about the target and actual pension plan asset allocations as of February 3, 2018.

		Actual
	Target allocations	Allocations
	2017	2017	2016
Pension plan asset allocation
Global equity securities	8.0%	2.2%	14.3%
Emerging market equity securities	3.0	1.7	6.5
Investment grade debt securities	55.0	53.3	12.0
High yield debt securities	—	3.7	14.2
Private equity	6.0	9.6	7.5
Hedge funds	17.0	17.4	35.2
Real estate	3.0	3.2	2.8
Other	8.0	8.9	7.5

Total	100.0%	100.0%	100.0%

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

The target allocations shown for 2017 were established in 2017 in conjunction with the start of the Company’s transition to a LDI strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  This LDI strategy will be phased in over time as the Company is able to transition out of illiquid investments.  During this transition, the Company’s target allocation will change by increasing the Company’s fixed income instruments.  Cash flow from employer contributions and redemption of plan assets to fund participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.

In 2017, the Company contributed $1,000 to the company-sponsored defined benefit plans and the Company is not required to make any contributions to these plans in 2018.  If the Company does make any contributions in 2018, the Company expects these contributions will decrease its required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions.  The Company expects 2018 expense for company-sponsored pension plans to be approximately $94.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 5.90% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.50% ultimate health care cost trend rate in 2037, to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$19	$(16)

The following tables, which both reflect the adoption of ASU 2015-07 (see Note 19), set forth by level, within the fair value hierarchy, the Qualified Plans’ assets at fair value as of February 3, 2018 and January 28, 2017:

Assets at Fair Value as of February 3, 2018

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$414	$—	$—	$—	$414
Corporate Stocks	61	—	—	—	61
Corporate Bonds	—	900	—	—	900
U.S. Government Securities	—	222	—	—	222
Mutual Funds/Collective Trusts	1	—	—	—	1
Partnerships/Joint Ventures	—	—	—	271	271
Hedge Funds	—	—	56	545	601
Private Equity	—	—	—	278	278
Real Estate	—	—	68	22	90
Other	—	—	—	105	105
Total	$476	$1,122	$124	$1,221	$2,943

Assets at Fair Value as of January 28, 2017

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$183	$—	$—	$—	$183
Corporate Stocks	240	—	—	—	240
Corporate Bonds	—	57	—	—	57
U.S. Government Securities	—	37	—	—	37
Mutual Funds/Collective Trusts	122	4	—	827	953
Partnerships/Joint Ventures	—	156	—	—	156
Hedge Funds	—	—	67	1,034	1,101
Private Equity	—	—	—	245	245
Real Estate	—	—	65	22	87
Other	—	35	—	44	79
Total	$545	$289	$132	$2,172	$3,138

The fair value of asset groupings changed significantly in 2017, as compared to 2016, due to the LDI transition that began in 2017 as described above.

For measurements using significant unobservable inputs (Level 3) during 2017 and 2016, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, January 30, 2016	$61	79
Contributions into Fund	10	9
Realized gains	1	12
Unrealized losses	(1)	(2)
Distributions	(4)	(32)
Other	—	(1)

Ending balance, January 28, 2017	67	65
Contributions into Fund	13	11
Realized gains	1	3
Unrealized gains	5	8
Distributions	(30)	(19)

Ending balance, February 3, 2018	$56	$68

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

The Company contributed and expensed $219,  $215 and $196 to employee 401(k) retirement savings accounts in 2017, 2016 and 2015, respectively.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  The Company made cash contributions to these plans of $954 in 2017, $289 in 2016 and $426 in 2015. The increase in 2017, compared to 2016, is primarily due to the $467 pre-tax payment to satisfy withdrawal obligations to the Central States Pension Fund and the 2017 UFCW Contribution.

The Company continues to evaluate and address potential exposure to under-funded multi-employer pension plans as it relates to the Company’s associates who are beneficiaries of these plans.  These under-fundings are not a liability of the Company.  When an opportunity arises that is economically feasible and beneficial to the Company and its associates, the Company may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan.  The commitments from these restructurings do not change the Company’s debt profile as it relates to its credit rating since these off balance sheet commitments are typically considered in the Company’s investment grade debt rating.

The Company is currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and has sole investment authority over these assets.  The Company became the fiduciary of the IBT Consolidated Pension Fund in 2017 due to the ratification of a new labor contract with IBT that provided the Company’s withdrawal from the Central States Pension Fund.  Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

•

In 2017, the Company incurred a $550 charge,  $360 net of tax, for obligations related to withdrawals from and settlements of withdrawal liabilities for certain multi-employer pension plan funds, of which $467 was contributed to the Central States Pension Plan in 2017.

•	In 2017, the Company contributed $111, $71 net of tax, to the UFCW Consolidated Pension Plan.

•

In 2016, the Company incurred a charge of $111,  $71 net of tax, due to commitments and withdrawal liabilities arising from the restructuring of certain multi-employer pension plan obligations, of which $28 was contributed to the UFCW Consolidated Pension Plan in 2016.

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

The Company’s participation in multi-employer plans is outlined in the following tables.  The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent Pension Protection Act Zone Status available in 2017 and 2016 is for the plan’s year-end at December 31, 2016 and December 31, 2015, respectively.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.  The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2016 and December 31, 2015. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2017, 2016 and 2015.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2017	2016	Implemented	2017	2016	2015	Imposed (6)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1) (2)	95-1939092 - 001	Yellow	Red	Implemented	$66	$60	$55	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	18	18	18	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1) (3)	91-6069306 – 001	Green	Red	Implemented	20	18	17	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)(5)	84-6045986 - 001	Green	Green	No	19	16	17	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Green	No	9	8	9	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	11	10	11	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Yellow	Red	Implemented	10	9	9	No
Denver Area Meat Cutters and Employers Pension Plan(1)	84-6097461 - 001	Green	Green	No	—	3	7	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1) (4)	51-6055922 - 001	Green	Green	No	33	37	35	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	34	33	31	No
Central States, Southeast & Southwest Areas Pension Plan(8)	36-6044243 - 001	Red	Red	Implemented	492	23	16	No
UFCW Consolidated Pension Plan(1)	58-6101602 – 001	Green	Green	No	201	34	190	No
Other(7)					41	20	11
Total Contributions					$954	$289	$426

(1)	The Company’s multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at March 31, 2017 and March 31, 2016.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2016 and September 30, 2015.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at June 30, 2016 and June 30, 2015.
(5)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at April 30, 2017 and April 30, 2016.
(6)

Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 3, 2018, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.

(7)	The increase in the "Other" funds in 2017, compared to 2016 and 2015, is due primarily to withdrawal settlement payments for certain multi-employer funds.
(8)

In 2017, the Company ratified a new contract with the IBT that provided the company to withdrawal from this pension fund and form the IBT consolidated pension fund. The company did not have any contributions in 2017 to the IBT consolidated pension fund.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date	Most Significant Collective
	of Collective	Bargaining Agreements(1)
	Bargaining	(not in millions)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2019 to June 2020	2	March 2019 to June 2020
UFCW Consolidated Pension Plan	June 2018 to August 2021	8	February 2019 to August 2021
Desert States Employers & UFCW Unions Pension Plan	June 2018 to October 2020	1	October 2020
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	April 2019 to January 2020	2	May 2019 to August 2019
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2019 to February 2019	1	January 2019
Oregon Retail Employees Pension Plan	August 2018 to April 2022	3	August 2018 to June 2019
Bakery and Confectionary Union & Industry International Pension Fund	June 2018 to July 2022	4	July 2018 to May 2020
Retail Food Employers & UFCW Local 711 Pension	April 2017 (2) to March 2019	1	March 2019
Denver Area Meat Cutters and Employers Pension Plan	January 2019 to February 2019	1	January 2019
United Food & Commercial Workers Intl Union — Industry Pension Fund	June 2018 to June 2021	2	April 2019 to March 2021
Western Conference of Teamsters Pension Plan	April 2018 to July 2021	5	April 2019 to July 2021
International Brotherhood of Teamsters Consolidated Pension Fund	September 2022	2	September 2022

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,247 in 2017, $1,143 in 2016 and $1,192 in 2015.

17.HELD FOR SALE

In the third quarter of 2017, the Company announced that as a result of a review of its assets, the Company had decided to explore strategic alternatives, including a potential sale, of its convenience store business.  On February 5, 2018, the Company announced a definitive agreement for the sale of the Company’s convenience store business for $2,150.

As of February 3, 2018, certain assets and liabilities, primarily those related to the Company’s convenience store business, were classified as held for sale in the Consolidated Balance Sheet.  The Company expects to complete the sale of these disposal groups within the next year. The businesses classified as held for sale will not be reported as discontinued operations as the dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Consolidated Balance Sheet as of February 3, 2018:

February 3,
(In millions)	2018
Assets held for sale:
Cash and temporary cash investments	$1
Store deposits in-transit	15
Receivables	49
FIFO inventory	95
LIFO reserve	(36)
Prepaid and other current assets	13
Property, plant and equipment, net	441
Intangibles, net	11
Goodwill	14
Other assets	1
Total assets held for sale	$604

Liabilities held for sale:
Trade accounts payable	$119
Accrued salaries and wages	14
Other current liabilities	85
Other long-term liabilities	41
Total liabilities held for sale	$259

18.VOLUNTARY RETIREMENT OFFERING

In 2016, the Company announced a Voluntary Retirement Offering (“VRO”) for certain non-store associates.  Approximately 1,300 associates irrevocably accepted the VRO in the first quarter of 2017. Due to the employee acceptances, the Company recognized a VRO charge of $184,  $117 net of tax, in the first quarter of 2017, which was comprised of $165 for severance and other benefits, as well as $19 of other non-cash charges.  This charge was recorded in the OG&A caption within the Consolidated Statements of Operations for 2017.  The Company paid $162 of the severance and other benefits in 2017.

19.RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for the Company beginning January 31, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have a material effect on the Consolidated Balance Sheets or Consolidated Statements of Operations.

During the second quarter of 2016, the Company adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result of the adoption, the Company recognized $49 of excess tax benefits related to share-based payments in the Company’s provision for income taxes in 2016. These items were historically recorded in additional paid-in capital. In addition, for 2016, cash flows related to excess tax benefits are classified as an operating activity. Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both “Net cash provided by operating activities” and “Net cash used by financing activities” of $59 for 2016 and $84 for 2015.  The Company’s stock compensation expense continues to reflect estimated forfeitures.

During 2016, the Company adopted ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Topic 205)”. This standard requires the Company to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the Consolidated Financial Statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around the Company’s plan to alleviate these doubts are required. The adoption of this standard did not affect the Consolidated Financial Statements.

During 2016, the Company adopted ASU 2015-07, “Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820)”.  This standard requires the Company to disclose which assets the Company values using net asset value as a practical expedient, and ends the requirement to classify these assets within the GAAP fair value hierarchy.  See Note 15 of the Consolidated Financial Statements for disclosures of assets the Company values using net asset value as a practical expedient.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This amendment became effective for the Company beginning January 29, 2017, and was adopted prospectively in accordance with the standard. The implementation of this amendment resulted in the reclassification of current deferred tax liabilities as non-current and had no effect on the Consolidated Statements of Operations.

During the fourth quarter of 2017, the Company adopted ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 requires applying a one-step quantitative test and recording the amount of goodwill impairment as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment.  The Company performed its annual evaluation of goodwill in accordance with this standard, which resulted in a goodwill impairment charge of $110,  $74 net of tax, related to the Company’s Kroger Specialty Pharmacy reporting unit.

20.RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, as amended by several subsequent ASUs, which provides guidance for revenue recognition.  The standard’s overarching principle is that revenue must be recognized when goods and services are transferred to the customer in an amount that is proportionate to what has been delivered at that point and that reflects the consideration to which the company expects to be entitled for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for the Company in the first quarter of fiscal year ending February 2, 2019.  The Company formed a project team to assess and document the accounting policies related to the new revenue guidance.  As of the end of 2017, the Company has completed this assessment and documentation.  Based on this project, the Company does not expect that the implementation of the new standard will have a material effect on the Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.  The Company intends to adopt the new standard on a modified retrospective basis and will be addressing new disclosures regarding revenue recognition policies as required by the new standard at adoption.  During the assessment, the Company identified and will be implementing changes, at the beginning of the first quarter of 2018, to the Company’s accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for the Company in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a significant increase to the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on the Consolidated Financial Statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to the Company’s lease accounting information technology system in order to determine the best implementation strategy. The Company believes the current off-balance sheet leasing commitments are reflected in the investment grade debt rating.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715 ): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit costs are required to be presented separately from the service cost component and outside a subtotal of income from operations.  ASU 2017-07 is effective for years, and interim periods within those years, beginning after December 15, 2017, and requires retrospective application to all periods presented. This ASU will impact the Company’s Operating Profit subtotal as reported in its Consolidated Statement of Operations by excluding interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses.  Information about interest expense, investment returns and other components of retiree benefit expenses can be found in Note 15 of the Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.”  ASU 2018-02 amends ASC 220, “Income Statement - Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. In addition, under the ASU 2018-02, the Company may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its Consolidated Financial Statements.

21.QUARTERLY  DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2017 and 2016.

	Quarter
	First	Second	Third	Fourth	Total Year
2017	(16 Weeks)	(12 Weeks)	(12 Weeks)	(13 Weeks)	(53 Weeks)
Sales	$36,285	$27,597	$27,749	$31,031	$122,662
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	28,281	21,609	21,532	24,240	95,662
Operating, general and administrative	6,376	4,523	4,708	5,962	21,568
Rent	270	225	196	220	911
Depreciation and amortization	736	562	573	565	2,436

Operating profit	622	678	740	44	2,085
Interest expense	177	138	136	148	601

Earnings (loss) before income tax expense	445	540	604	(104)	1,484
Income tax expense (benefit)	148	189	215	(957)	(405)

Net earnings including noncontrolling interests	297	351	389	853	1,889
Net loss attributable to noncontrolling interests	(6)	(2)	(8)	(1)	(18)

Net earnings attributable to The Kroger Co.	$303	$353	$397	$854	$1,907

Net earnings attributable to The Kroger Co. per basic common share	$0.33	$0.39	$0.44	$0.97	$2.11

Average number of shares used in basic calculation	914	897	887	875	895

Net earnings attributable to The Kroger Co. per diluted common share	$0.32	$0.39	$0.44	$0.96	$2.09

Average number of shares used in diluted calculation	925	905	893	884	904

Dividends declared per common share	$0.120	$0.125	$0.125	$0.125	$0.495

Annual amounts may not sum due to rounding.

Net earnings for the first quarter of 2017 include $199,  $126 net of tax, related to the withdrawal liability for certain multi-employer pension funds and $184,  $117 net of tax, related to the voluntary retirement offering.

Net earnings for the fourth quarter of 2017 include charges to operating, general and administrative expenses of $351,  $234 net of tax, related to obligations from withdrawing from and settlements of withdrawal liabilities for certain multi-employer pension funds, $110,  $74 net of tax, related to the Kroger Specialty Pharmacy goodwill impairment and $502,  $335 net of tax, related to a company-sponsored pension plan termination.

Net earnings for the fourth quarter of 2017 include a reduction to depreciation and amortization expenses of $19,  $13 net of tax, related to held for sale assets.  Net earnings for the fourth quarter 2017 include a reduction to income tax expense of $922 primarily due to the re-measurement of deferred tax liabilities and the reduction of the statutory rate for the last five weeks of the fiscal year from the Tax Cuts and Jobs Act.    In addition, net earnings include $119,  $79 net of tax, due to a 53rd week in fiscal year 2017.

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

22.SUBSEQUENT EVENTS

Sale of Convenience Store Business

On February 5, 2018, the Company announced that it has entered into a definitive agreement to sell its convenience store business for $2,150.

Debt

On March 16, 2018, the Company obtained a $1,000 term loan facility with a maturity date of March 16, 2019.  The funds were drawn on March 26, 2018 and were used to reduce outstanding commercial paper borrowings.  Under the terms of the agreement, interest rates are adjusted monthly based on the Company's Public Debt Rating and prevailing LIBOR rates.  At the Company’s current Public Debt Rating, as of March 26, 2018, the term loan bears a variable interest rate of 2.72%.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

As of February 3, 2018, our Chief Executive Officer and Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended February 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial  reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 3, 2018.

The effectiveness of the Company’s internal control over financial reporting as of February 3, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item not otherwise set forth below is set forth under the headings Election of Directors, Information Concerning the Board of Directors — Committees of the Board, Information Concerning the Board of Directors — Audit Committee, Information Concerning the Board of Directors — Code of Ethics and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission before within 120 days after the end of the fiscal year 2017  (the “2018 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person. Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Mary E. Adcock	42

Ms. Adcock was elected Group Vice President of Retail Operations, effective June 2016.  Prior to this, she served as Vice President of Operations for Kroger’s Columbus Division from November 2015 to May 2016 and as Vice President of Merchandising for the Columbus Division from March 2014 to November 2015. From February 2012 to March 2014, Ms. Adcock served as Vice President of Natural Foods Merchandising and from October 2009 to February 2012, she served as Vice President of Deli/Bakery Manufacturing.  Prior to that, Ms. Adcock held several leadership positions in the manufacturing department, including human resources manager, general manager and division operations manager.  Ms. Adcock joined Kroger in 1999 as human resources assistant manager at the Country Oven Bakery in Bowling Green, Kentucky.

Jessica C. Adelman	42

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

Stuart W. Aitken	46

Mr. Aitken was elected Group Vice President in June 2015 and is responsible for leading Kroger’s data analytics subsidiary, 84.51° LLC. Prior to joining Kroger, he served as the chief executive officer of dunnhumby USA, LLC from July 2010 to June 2015.  Mr. Aitken has over 15 years of marketing, academic and technical experience across  a variety of industries, and held various leadership roles with other companies, including Michaels Stores and Safeway, Inc.

Robert W. Clark	52

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

Yael Cosset	45

Mr. Cosset was elected Group Vice President and Chief Digital Officer in January 2017 and is responsible for leading Kroger’s digital strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and              e-commerce. Prior to this, he served as Chief Commercial Officer and Chief Information Officer of 84.51° LLC from April 2015 to December 2016.  Prior to joining Kroger, Mr. Cosset served in several leadership roles at dunnhumby USA, LLC from 2009 to 2015, including Executive Vice President of Consumer Markets and Global Chief Information Officer.

Michael J. Donnelly	59

Mr. Donnelly was elected Executive Vice President and Chief Operating Officer in December 2017.  Prior to this, he was Executive Vice President of Merchandising from September 2015 to December 2017, and Senior Vice President of Merchandising from July 2011 to September 2015.  Prior to that, Mr. Donnelly held a variety of key management positions with Kroger, including President of Ralphs Grocery Company, President of Fry’s Food Stores, and Senior Vice President, Drug/GM Merchandising and Procurement. Mr. Donnelly joined Kroger in 1978 as a clerk.

Carin L. Fike	50

Ms. Fike was elected Vice President and Treasurer effective June 2017.  Prior to this, she served as Assistant Treasurer from March 2011 to June 2017.  Prior to that, Ms. Fike served as Director of Investor Relations from December 2003 to March 2011.  Ms. Fike began her career with Kroger in 1999 as a manager in the Financial Reporting department after working with PricewaterhouseCoopers from 1995 to 1999, where most recently she was an audit manager.

Todd A. Foley	48

Mr. Foley was elected Vice President and Corporate Controller effective June 2017.  Before that, he served as Vice President and Treasurer from June 2013 to June 2017.  Prior to this, Mr. Foley served as Assistant Corporate Controller from March 2006 to June 2013, and Controller of Kroger’s Cincinnati/Dayton division from October 2003 to March 2006.  Mr. Foley began his career with Kroger in 2001 as an audit manager in the Internal Audit Department after working for PricewaterhouseCoopers from 1991 to 2001, where most recently he was a senior audit manager.

Christopher T. Hjelm	56

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

Calvin J. Kaufman	55

Mr. Kaufman was elected Senior Vice President in June 2017, and is responsible for the oversight of several Kroger retail divisions.  Prior to this, he served as President of the Louisville division from July 2013 to June 2017.  Prior to that, he  served as President of Kroger Manufacturing and Our Brands from June 2008 to June 2013, and Group Vice President of Fred Meyer Logistics from September 2005 to May 2008.  Mr. Kaufman held various positions in Logistics after joining Kroger in the Fred Meyer division in September 1994.

Timothy A. Massa	51

Mr. Massa was elected Group Vice President of Human Resources and Labor Relations in June 2014. He joined Kroger in October 2010 as Vice President, Corporate Human Resources and Talent Development. Prior to joining Kroger, he served in various Human Resources leadership roles for 21 years at Procter & Gamble, most recently serving as Global Human Resources Director of Customer Business Development.

Stephen M. McKinney	61

Mr. McKinney was elected Senior Vice President in March 2018, and is responsible for the oversight of several Kroger retail divisions.  Prior to this, he served as President of Kroger’s Fry’s Food Stores division from October 2013 to March 2018.  Prior to that, he served as Vice President of Operations for the Ralphs division from October 2007 to September 2013, and Vice President of Operations for the Southwest division from October 2006 to September 2007.  From 1988 to 1998, Mr. McKinney served in various leadership positions in the Fry’s Food Stores division, including store manager, deli director, and executive director of operations.  From 1981 to 1998, Mr. McKinney held several roles with Florida Choice Supermarkets, a former Kroger banner, including store manager, buyer, and field representative.   He started his career with Kroger in 1981 as a clerk with Florida Choice.

W. Rodney McMullen	57

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

J. Michael Schlotman	60

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

Erin S. Sharp	60

Ms. Sharp has served as Group Vice President of Manufacturing since June 2013. She joined Kroger in 2011 as Vice President of Operations for Kroger’s Manufacturing division.  Before joining Kroger, Ms. Sharp served as Vice President of Manufacturing for the Sara Lee Corporation.  In that role, she led the manufacturing and logistics operations for the central region of their U.S. Fresh Bakery Division. Ms. Sharp has over 30 years of experience supporting food manufacturing operations.

Alessandro Tosolini	51

Mr. Tosolini was elected Senior Vice President of New Business Development in December 2014.  Before joining Kroger, he held numerous leadership positions with Procter & Gamble for 24 years, in the U.S. and internationally, most recently serving  as senior vice president of Global e Business and vice president of Global  eCommerce.

Mark C. Tuffin	58

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

Christine S. Wheatley	47

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

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2018 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (1)	warrants and rights (1)	reflected in column (a))

Equity compensation plans approved by security holders	38,340,512	$22.23	38,226,331
Equity compensation plans not approved by security holders	—	$—	—
Total	38,340,512	$22.23	38,226,331

(1)

The total number of securities reported includes the maximum number of common shares, 1,655,455, that may be issued under performance units granted under our long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis section of the definitive 2018 proxy statement  and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account. Based on historical data, or in the case of the award made in 2015 and earned in 2017 the actual payout percentage, our best estimate of the number of common shares that will be issued under the performance unit grants is approximately 560,353.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2018 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2018 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Appointment of Kroger’s Independent Auditor in the 2018 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017
Consolidated Statements of Operations for the years ended February 3, 2018, January 28, 2017 and January 30, 2016

Consolidated Statements of Comprehensive Income for the years ended February 3, 2018, January 28, 2017 and January 30, 2016

Consolidated Statements of Cash Flows for the years ended February 3, 2018, January 28, 2017 and January 30, 2016

Consolidated Statement of Changes in Shareholders’ Equity for the years ended February 3, 2018, January 28, 2017 and January 30, 2016
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

10.6

Amended and Restated Credit Agreement dated August 29, 2017, among The Kroger Co., the initial lenders named therein, and Bank of America, N.A. and Wells Fargo Bank National Association, as co-administrative agents, Citibank, N.A., as syndication agent, and Mizuho Bank, Ltd. and U.S. Bank National Association, as co-documentation agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2017.

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

10.12*

Form of Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 12, 2017.

10.13*	The Kroger Co. 2015 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

10.14*	The Kroger Co. 2016 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

10.15*	The Kroger Co. 2017 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2017.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 3, 2018	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 3rd April 2018.

	/s/ J. Michael Schlotman	Executive Vice President and Chief Financial Officer
	J. Michael Schlotman	(principal financial officer)

	/s/ Todd A. Foley	Vice President & Corporate Controller
	Todd A Foley	(principal accounting officer)

	*	Director
Nora A. Aufreiter
	*	Director
Robert D. Beyer
	*	Director
Anne Gates
	*	Director
Susan J. Kropf
	*	Chairman of the Board and Chief Executive Officer
W. Rodney McMullen
	*	Director
Jorge P. Montoya
	*	Director
Clyde R. Moore
	*	Director
James A. Runde
	*	Director
Ronald L. Sargent
	*	Director
Bobby S. Shackouls
	*	Director
Mark S. Sutton

* By:	/s/ Christine S. Wheatley
Christine S. Wheatley
Attorney-in-fact