Form 10-K/A
period 2018-02-03
KROGER CO
filed 2018-04-18
CIK 56873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/A

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of the Common Stock of The Kroger Co. held by non-affiliates as of August 12, 2017: $21.1 billion. There were 854,098,314 shares of Common Stock ($1 par value) outstanding as of March 29, 2018.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2018 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

Explanatory Note

The Kroger Co. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10‑K for the fiscal year ended February 3, 2018, which was originally filed with the Securities and Exchange Commission on April 3, 2018 (the “Original Filing”), solely to correct the number of shares of the Company’s common stock outstanding as of March 29, 2018 as disclosed on the cover page of the Original Filing. The number of outstanding shares of the Company’s common stock disclosed in the Original Filing inadvertently included 11,878,040 treasury shares that were issued but were not outstanding. Therefore, the number of shares of the Company’s common stock outstanding as of March 29, 2018 was 854,098,314.

Pursuant to Rule 12b‑15 under Securities Exchange Act of 1934, as amended, this Form 10‑K/A also contains new Rule 13a‑14(a)/15d‑14(a) Certifications, which are attached hereto. Because no financial statements have been amended by or included in this Form 10‑K/A and this Form 10‑K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S‑K,  paragraphs 3, 4 and 5 of the certifications have been omitted.

This Form 10‑K/A does not change or update any of the other disclosures contained in the Original Filing, including, without limitation, the total number of outstanding shares of common stock otherwise disclosed within the body of the Original Filing.

EXHIBIT INDEX

Exhibit No.
31.1	Rule 13a‑14(a)/15d‑14(a) Certification.

31.2	Rule 13a‑14(a)/15d‑14(a) Certification.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 18, 2018	/s/ W. Rodney McMullen
W. Rodney McMullen
Chief Executive Officer
(principal executive officer)