Form 10-Q
period 2018-05-26
KROGER CO
filed 2018-06-29
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2018

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

There were 796,675,676 shares of Common Stock ($1 par value) outstanding as of June 26, 2018.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 26,	May 20,
(In millions, except per share amounts)	2018	2017
Sales	$37,530	$36,285

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	29,362	28,281
Operating, general and administrative	6,122	6,367
Rent	276	270
Depreciation and amortization	741	736

Operating profit	1,029	631

Other income (expense)
Interest expense	(192)	(177)
Non-service component of company-sponsored pension plan costs	(10)	(9)
Mark to market gain on Ocado securities	36	—
Gain on sale of business	1,771	—

Net earnings before income tax expense	2,634	445

Income tax expense	616	148

Net earnings including noncontrolling interests	2,018	297
Net loss attributable to noncontrolling interests	(8)	(6)

Net earnings attributable to The Kroger Co.	$2,026	$303

Net earnings attributable to The Kroger Co. per basic common share	$2.39	$0.33

Average number of common shares used in basic calculation	839	914

Net earnings attributable to The Kroger Co. per diluted common share	$2.37	$0.32

Average number of common shares used in diluted calculation	846	925

Dividends declared per common share	$0.125	$0.120

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 26,	May 20,
(In millions)	2018	2017
Net earnings including noncontrolling interests	$2,018	$297

Other comprehensive income (loss)
Realized and unrealized gains and losses on available for sale securities, net of income tax(1)	(4)	—
Change in pension and other postretirement defined benefit plans, net of income tax(2)	15	13
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	4	(36)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	—

Total other comprehensive income (loss)	16	(23)

Comprehensive income	2,034	274
Comprehensive loss attributable to noncontrolling interests	(8)	(6)
Comprehensive income attributable to The Kroger Co.	$2,042	$280

(1)	Amount is net of tax of $(1) for the first quarter of 2018.
(2)	Amount is net of tax of $4 for the first quarter of 2018 and $8 for the first quarter of 2017.
(3)	Amount is net of tax of $1 for the first quarter of 2018 and $(21) for the first quarter of 2017.
(4)	Amount is net of tax of $1 for the first quarter of 2018.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 26,	February 3,
(In millions, except par amounts)	2018	2018
ASSETS
Current assets
Cash and temporary cash investments	$691	$347
Store deposits in-transit	1,053	1,161
Receivables	1,583	1,637
FIFO inventory	7,650	7,781
LIFO reserve	(1,263)	(1,248)
Assets held for sale	42	604
Prepaid and other current assets	530	835
Total current assets	10,286	11,117

Property, plant and equipment, net	21,195	21,071
Intangibles, net	1,100	1,100
Goodwill	2,925	2,925
Other assets	1,055	984

Total Assets	$36,561	$37,197

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$2,242	$3,560
Trade accounts payable	6,202	5,858
Accrued salaries and wages	1,011	1,099
Liabilities held for sale	18	259
Other current liabilities	4,003	3,421
Total current liabilities	13,476	14,197

Long-term debt including obligations under capital leases and financing obligations	12,059	12,029
Deferred income taxes	1,590	1,568
Pension and postretirement benefit obligations	789	792
Other long-term liabilities	1,706	1,706

Total Liabilities	29,620	30,292

Commitments and contingencies see Note 7

SHAREHOLDERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2018 and 2017	1,918	1,918
Additional paid-in capital	3,059	3,161
Accumulated other comprehensive loss	(455)	(471)
Accumulated earnings	18,924	17,007
Common shares in treasury, at cost, 1,122 shares in 2018 and 1,048 shares in 2017	(16,476)	(14,684)

Total Shareholders’ Equity - The Kroger Co.	6,970	6,931
Noncontrolling interests	(29)	(26)

Total Equity	6,941	6,905

Total Liabilities and Equity	$36,561	$37,197

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	May 26,	May 20,
(In millions)	2018	2017
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,018	$297
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	741	736
LIFO charge	15	25
Stock-based employee compensation	45	53
Expense for company-sponsored pension plans	27	35
Deferred income taxes	17	6
Gain on sale of business	(1,771)	—
Mark to market gain on Ocado securities	(36)	—
Other	—	(50)
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	108	(42)
Receivables	(123)	149
Inventories	134	177
Prepaid and other current assets	307	409
Trade accounts payable	345	260
Accrued expenses	43	(86)
Income taxes receivable and payable	558	153
Other	(60)	187

Net cash provided by operating activities	2,368	2,309

Cash Flows from Investing Activities:
Payments for property and equipment	(758)	(817)
Proceeds from sale of assets	47	83
Purchases of stores	(44)	—
Net proceeds from sale of business	2,142	—
Other	(38)	(10)

Net cash provided (used) by investing activities	1,349	(744)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,010	1
Payments on long-term debt	(214)	(84)
Net payments on commercial paper	(2,120)	(545)
Dividends paid	(110)	(111)
Proceeds from issuance of capital stock	10	17
Treasury stock purchases	(1,809)	(772)
Other	(140)	(37)

Net cash used by financing activities	(3,373)	(1,531)

Net increase in cash and temporary cash investments	344	34

Cash and temporary cash investments:
Beginning of year	347	322
End of period	$691	$356

Reconciliation of capital investments:
Payments for property and equipment	$(758)	$(817)
Changes in construction-in-progress payables	(91)	(104)
Total capital investments	$(849)	$(921)

Disclosure of cash flow information:
Cash paid during the year for interest	$124	$188
Cash paid during the year for income taxes	$36	$11

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710
Issuance of common stock:
Stock options exercised	—	—	—	(1)	17	—	—	—	17
Restricted stock issued	—	—	(11)	—	5	—	—	—	(6)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	24	(747)	—	—	—	(747)
Stock options exchanged	—	—	—	—	(25)	—	—	—	(25)
Share-based employee compensation	—	—	53	—	—	—	—	—	53
Other comprehensive loss net of income tax of ($13)	—	—	—	—	—	(23)	—	—	(23)
Other	—	—	(8)	—	(6)	—	—	(16)	(30)
Cash dividends declared ($0.12 per common share)	—	—	—	—	—	—	(111)	—	(111)
Net earnings including noncontrolling interests	—	—	—	—	—	—	303	(6)	297

Balances at May 20, 2017	1,918	$1,918	$3,104	1,017	$(13,874)	$(738)	$15,735	$(10)	$6,135

Balances at February 3, 2018	1,918	$1,918	$3,161	1,048	$(14,684)	$(471)	$17,007	$(26)	$6,905
Issuance of common stock:
Stock options exercised	—	—	—	(1)	10	—	—	—	10
Restricted stock issued	—	—	(6)	—	5	—	—	—	(1)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	(134)	74	(1,792)	—	—	—	(1,926)
Stock options exchanged	—	—	—	1	(17)	—	—	—	(17)
Share-based employee compensation	—	—	45	—	—	—	—	—	45
Other comprehensive income net of income tax of $5	—	—	—	—	—	16	—	—	16
Other	—	—	(7)	—	2	—	—	5	—
Cash dividends declared ($0.125 per common share)	—	—	—	—	—	—	(109)	—	(109)
Net earnings including noncontrolling interests	—	—	—	—	—	—	2,026	(8)	2,018

Balances at May 26, 2018	1,918	$1,918	$3,059	1,122	$(16,476)	$(455)	$18,924	$(29)	$6,941

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries, and the variable interest entities in which the Company is the primary beneficiary.  The February 3, 2018 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 26, 2018 and May 20, 2017, includes the results of operations of the Company for the 16-week periods then ended.

Refer to Note 5 for a description of changes to the Consolidated Statements of Operations for a recently adopted accounting standard regarding the presentation of the non-service component of company-sponsored pension plan costs.

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

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale.  Pharmacy sales are recorded when the product is provided to the customer.  Digital channel originated sales are recognized either upon pickup in store or upon delivery to the customer and may include shipping revenue. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a  reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a  receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of our stores or online, tender is accepted at the point of sale.  Certain pharmacy fees previously recorded as merchandise costs have been reclassified to be recorded as a reduction of sales.  Effective February 4, 2018, the Company prospectively reclassified $61 of these pharmacy fees from merchandise costs to sales on the Company’s Consolidated Statements of Operations.  For pharmacy sales, collection of third party receivables is typically expected within three months or less from the time of purchase.  The third party receivables from pharmacy sales are recorded in Receivables in the Company’s Consolidated Balance Sheets and were $635 as of May 26, 2018 and $571 as of February 3, 2018.

Gift Cards and Gift Certificates

The Company does not recognize a sale when it sells its own gift cards and gift certificates. Rather, it records a deferred revenue liability equal to the amount received. A  sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  The Company’s gift cards and gift certificates do not expire.  While gift cards and gift certificates are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card and gift certificate breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards and gift certificates.  The Company’s gift card and gift certificate deferred revenue liability was $72 as of May 26, 2018 and $90 as of February 3, 2018.

Disaggregated Revenues

The following table presents sales revenue by type of product for the first quarters of 2018 and 2017:

	First Quarter Ended		First Quarter Ended
	May 26, 2018		May 20, 2017
	Amount	% of total	Amount	% of total
Non Perishable (1)	$18,289	48.7%	$17,927	49.4%
Fresh (2)	9,083	24.2%	8,775	24.2%
Supermarket Fuel	4,560	12.2%	3,817	10.5%
Pharmacy	3,236	8.6%	3,198	8.8%
Convenience Stores	944	2.5%	1,311	3.6%
Other (3)	1,418	3.8%	1,257	3.5%

Total Sales and other revenue	$37,530	100%	$36,285	100%

(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)

Consists primarily of sales related to jewelry stores, food production plants to outside vendors, data analytic services, variable interest entities, specialty pharmacy, in-store health clinics, digital coupon services and other online sales not included in the categories above.

2.DEBT OBLIGATIONS

Long-term debt consists of:

	May 26,	February 3,
	2018	2018
1.50% to 8.00% Senior Notes due through 2048	$12,005	$12,201
5.63% to 12.75% Mortgages due in varying amounts through 2027	22	22
1.68% Commercial paper borrowings	—	2,121
2.82% Term Loan due 2019	1,000	—
Other	450	443

Total debt, excluding capital leases and financing obligations	13,477	14,787
Less current portion	(2,189)	(3,509)

Total long-term debt, excluding capital leases and financing obligations	$11,288	$11,278

On March 16, 2018, the Company obtained a $1,000 term loan with a maturity date of March 16, 2019.  The funds were drawn on March 26, 2018 and were used to reduce outstanding commercial paper borrowings.  Under the terms of the agreement, interest rates are adjusted monthly based on the Company’s Public Debt Rating and prevailing LIBOR rates.

Additionally, in the first quarter of 2018, the Company repaid, upon maturity, $200 of senior notes bearing an interest rate of 7%.

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 26, 2018 and February 3, 2018.  At May 26, 2018, the fair value of total debt was $13,509 compared to a carrying value of $13,477.  At February 3, 2018, the fair value of total debt was $15,167 compared to a carrying value of $14,787.

3.BENEFIT  PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first quarters of 2018 and 2017.

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 26,	May 20,	May 26,	May 20,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$15	$24	$2	$3
Interest cost	43	56	2	3
Expected return on plan assets	(54)	(73)	—	—
Amortization of:
Prior service cost	—	—	(3)	(2)
Actuarial loss (gain)	25	26	(3)	(3)
Curtailment	—	2	—	—

Net periodic benefit cost	$29	$35	$(2)	$1

The Company is not required to make any contributions to its Company-sponsored pension plans in 2018, but may make contributions to the extent such contributions are beneficial to the Company.  The Company did not make any contributions to its Company-sponsored pension plans in the first quarter of 2018 or 2017.

The Company contributed $89 and $73 to employee 401(k) retirement savings accounts in the first quarter of 2018 and 2017, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements.  These plans provide retirement benefits to participants based on their service to contributing employers.  The Company recognizes expense in connection with these plans as contributions are funded.

During the first quarter of 2017, the Company incurred a charge of $199, $126 net of tax, due to withdrawing from two multi-employer pension plans, which were substantially settled in the fourth quarter of 2017.  The charge was recorded in the ‘Operating, general and administrative’ (“OG&A”) caption in the Consolidated Statements of Operations.

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

	First Quarter Ended			First Quarter Ended
	May 26, 2018			May 20, 2017
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,005	839	$2.39	$301	914	$0.33
Dilutive effect of stock options		7			11

Net earnings attributable to The Kroger Co. per diluted common share	$2,005	846	$2.37	$301	925	$0.32

The Company had combined undistributed and distributed earnings to participating securities totaling $21 in the first quarter of 2018 and $2 in the first quarter of 2017.

The Company had options outstanding for approximately 17 and 9 shares during the first quarter of 2018 and 2017, respectively that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

On February 4, 2018, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which superseded previous revenue recognition guidance. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when goods and services are transferred to the customer in an amount that is proportionate to what has been delivered at that point and that reflects the consideration to which the company expects to be entitled for those goods or services.  The Company adopted the standard using a modified retrospective approach with the adoption primarily involving the evaluation of whether the Company acts as principal or agent in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous.  The Company will continue to record revenue and related costs on a gross basis for the arrangements.  The adoption of the standard did not have a material effect on the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).” ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations.  The Company adopted ASU 2017-07 on February 4, 2018 and retrospectively applied it to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from the Company’s operating profit subtotal as reported in the Company’s Consolidated Statements of Operations, but remain included in net earnings before income tax expense.  Due to the adoption, the Company reclassified $9 of non-service company-sponsored pension plan costs from operating profit to other income (expense) on the Company’s Consolidated Statements of Operations.  Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in Note 3 to the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued “Financial Instruments–Overall (Topic 825),” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments (ASU 2016-01). The Company adopted this ASU on February 4, 2018.  As a result of the adoption, the Company recorded a mark to market gain on the Ocado securities, for those securities the Company owned as of the end of the first quarter of 2018, within the Consolidated Statements of Operations as opposed to a component of Other Comprehensive Income on the Company’s Consolidated Statements of Comprehensive Income.

6.RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for the Company in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a material increase to the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on the Company’s Consolidated Financial Statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to the Company’s lease accounting information technology system in order to determine the best implementation strategy.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.”  ASU 2018-02 amends ASC 220, “Income Statement - Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  In addition, under the ASU 2018-02, the Company may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its Consolidated Financial Statements.

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

8.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2018 and 2017:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 28, 2017	$(2)	$—	$(713)	$(715)
OCI before reclassifications(2)	(36)	—	—	(36)
Amounts reclassified out of AOCI(3)	—	—	13	13
Net current-period OCI	(36)	—	13	(23)
Balance at May 20, 2017	$(38)	$—	$(700)	$(738)

Balance at February 3, 2018	$24	$4	$(499)	$(471)
OCI before reclassifications(2)	4	(4)	—	—
Amounts reclassified out of AOCI(3)	1	—	15	16
Net current-period OCI	5	(4)	15	16
Balance at May 26, 2018	$29	$—	$(484)	$(455)

(1)	All amounts are net of tax.
(2)

Net of tax of $(21) for cash flow hedging activities for the first quarter of 2017.  Net of tax of $1 for cash flow hedging activities and $(1) for available for sale securities for the first quarter of 2018.

(3)

Net of tax of $8 for pension and postretirement defined benefit plans for the first quarter of 2017.  Net of tax of $1 for cash flow hedging activities and $4 for pension and postretirement defined benefit plans for the first quarter of 2018.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2018 and 2017:

	First Quarter Ended
	May 26,	May 20,
	2018	2017
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$—
Tax expense	(1)	—
Net of tax	1	—

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	19	21
Tax expense	(4)	(8)
Net of tax	15	13
Total reclassifications, net of tax	$16	$13

(1)	Reclassified from AOCI into interest expense.
(2)

Reclassified from AOCI into non-service component of company-sponsored pension plan costs.  These components are included in the computation of net periodic pension expense (see Note 3 for additional details).

9.INCOME TAXES

The effective income tax rate was 23.4% and 33.3% for the first quarter of 2018 and 2017, respectively. The effective income tax rate for the first quarter of 2018 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first quarter of 2017 differed from the federal statutory rate due to the utilization of tax credits and deductions partially offset by the effect of state income taxes. The rate for the first quarter of 2018 is lower than the rate for the first quarter of 2017 primarily due to a reduction in the federal statutory rate enacted by the Tax Cuts and Jobs Act.

10.HELD FOR SALE AND DISPOSAL OF BUSINESS

Certain assets and liabilities, primarily those related to the Company’s convenience store business unit, were classified as held for sale in the Consolidated Balance Sheets beginning in the third quarter of 2017.  On April 20, 2018, the Company completed the sale of its convenience store business unit for $2,150.  The Company recognized a net gain on this sale for $1,771, $1,352 net of tax.

The Company used the proceeds from the sale of the convenience store business unit to pay down outstanding commercial paper borrowings and fund an accelerated stock repurchase (“ASR”) program.  The Company entered and funded a $1,200 ASR program on April 20, 2018.  $1,100 of the ASR program settled during the first quarter of 2018 and the Company expects the remaining repurchases under the ASR program to be completed no later than July 6, 2018.

11.PARTNERSHIP AND MERGER AGREEMENTS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”). Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities.  As part of the agreement, the Company has committed to contract with Ocado to build a number of fulfilment centers through 2022.

In addition, on May 17, 2018, the Company entered into a Share Subscription Agreement with Ocado, pursuant to which the Company agreed to purchase 33.1 ordinary shares of Ocado for an aggregate purchase price of $243.  The Company completed the purchase of these 33.1 shares on May 29, 2018.

On June 22, 2018, the Company finalized the merger with Home Chef.  The initial transaction price is $200 and future earnout payments of up to $500 over five years that are contingent on achieving certain milestones.  The major classes of assets and liabilities of Home Chef are expected to be net working capital, property, intangible assets (amortizable and non-amortizable) and goodwill.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted net earnings, adjusted net earnings per diluted share and free cash flow because management believes these metrics are useful to investors and analysts for the reasons explained below.  These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings, net earnings per diluted share and net cash provided or used by operating or investing activities or any other GAAP measure of performance.  These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

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

The adjusted net earnings per diluted share metric is an important measure used by management to compare the performance of core operating results between periods.  We believe adjusted net earnings per diluted share is a useful metric to investors and analysts because it presents more accurate quarter-over-quarter comparisons for our net earnings per diluted share because adjusted items are not the result of our normal operations.  Net earnings for the first quarter of 2018 include the following, which we define as the “2018 Adjusted Items”:

•

A reduction to operating, general and administrative expenses (“OG&A”) of $13 million, $10 million net of tax, for adjustments to obligations related to withdrawing from the Central States multi-employer pension fund (the “2018 OG&A Adjusted Item”).

•	A reduction to depreciation and amortization expenses of $14 million, $11 million net of tax, related to held for sale assets (the “2018 Depreciation Adjusted Item”).

•

Gains in other income of $1.8 billion, $1.4 billion net of tax, related to the sale of our convenience store business unit and $36 million, $27 million net of tax, for the mark to market gain on Ocado securities (the “2018 Other Income Adjusted Items”).

Similarly, net earnings for the first quarter of 2017 include $199 million, $126 million net of tax, related to the withdrawal obligations for certain multi-employer pension funds and $184 million, $117 million net of tax, related to the voluntary retirement offering (“VRO”) (together, the “2017 Adjusted Items”).

We calculate free cash flow as net cash provided by operating activities minus net cash used by investing activities, excluding merger and acquisition activities.  Free cash flow is an important measure used by management to evaluate available funding for share repurchases, dividends, other strategic investments and managing debt levels.  Management believes free cash flow is a useful metric to investors and analysts because it demonstrates our ability to make share repurchases and other strategic investments, pay dividends and manage debt levels.

OVERVIEW

Notable items for the first quarter of 2018 are:

•	Net earnings per diluted share of $2.37, which includes net earnings of $1.59 per diluted share from the sale of our convenience store business unit.
•	Adjusted net earnings per diluted share of $0.73.
•	Identical supermarket sales, excluding fuel, increased 1.4% in the first quarter of 2018.
•

Identical sales, without fuel, increased 1.9% in the first quarter.  Our new approach to calculating identical sales includes Kroger Specialty Pharmacy and ship-to-home solutions.  We intend to use this calculation going forward, rather than identical supermarket sales, as identical sales more appropriately presents a comprehensive view of Kroger’s efforts to redefine the grocery customer experience.

•	Digital revenue up 66% in the first quarter of 2018, driven by ClickList. Digital revenue primarily includes revenue from all curbside pickup locations and online sales.
•	Our Brands achieved its highest-ever retail dollar share driven by double-digit growth in Simple Truth® and Simple Truth Organic®.
•	Sold our convenience store business unit for $2.15 billion.
•	Announced Ocado partnership and planned merger with Home Chef. We completed the merger with Home Chef on June 22, 2018.
•	Gross margin for the first quarter of 2018 decreased, as a percentage of sales, as compared to the first quarter of 2017. See Gross Margin, LIFO and FIFO Gross Margin section for additional details.
•

OG&A expenses for the first quarter of 2018 decreased, as a percentage of sales, as compared to the first quarter of 2017.  See Operating, General and Administrative Expenses section for additional details on these fluctuations.

•

During the first quarter of 2018, we returned $1.9 billion to shareholders from share repurchases and dividend payments, which includes $1.1 billion repurchased with after tax proceeds from the sale of our convenience store business unit under a $1.2 billion accelerated stock repurchase (“ASR”) program.

•

Net cash provided by operating activities was $2.4 billion in the first quarter of 2018 compared to $2.3 billion in the first quarter of 2017.  Investing activities provided cash of $1.3 billion in the first quarter of 2018 and used cash of $0.7 billion in the first quarter of 2017.

•	Free cash flow was $1.6 billion in both the first quarters of 2018 and 2017.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2018 and 2017 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	First Quarter Ended
	May 26,	May 20,	Percentage
	2018	2017	Change
Net earnings attributable to The Kroger Co.	$2,026	$303

(Income) expense adjustments
Adjustments for pension plan agreements (1)(2)	(10)	126
Adjustment for VRO (1)(3)	—	117
Adjustment for gain on sale of convenience store business (1)(4)	(1,352)	—
Adjustment for mark to market gain on Ocado securities (1)(5)	(27)	—
Adjustment for depreciation related to held for sale assets (1)(6)	(11)	—
2018 and 2017 Adjusted Items	(1,400)	243

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$626	$546	14.7%

Net earnings attributable to The Kroger Co. per diluted common share	$2.37	$0.32

(Income) expense adjustments
Adjustments for pension plan agreements (7)	(0.01)	0.13
Adjustment for VRO (7)	—	0.13
Adjustment for gain on sale of convenience store business (7)	(1.59)	—
Adjustment for mark to market gain on Ocado securities (7)	(0.03)	—
Adjustment for depreciation related to held for sale assets (7)	(0.01)	—
2018 and 2017 Adjusted Items	(1.64)	0.26

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.73	$0.58	25.9%

Average number of common shares used in diluted calculation	846	925

(1)	The amount presented represents the after-tax effect of each adjustment.
(2)	The pre-tax adjustments for pension plan agreements were ($13) and $199 in 2018 and 2017, respectively.
(3)	The pre-tax adjustment for VRO was $184.
(4)	The pre-tax adjustment for gain on sale of convenience store business was ($1,771).
(5)	The pre-tax adjustment for mark to market gain on Ocado securities was ($36).
(6)	The pre-tax adjustment for depreciation related to held for sale assets was ($14).
(7)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 26,	Percentage	May 20,	Percentage
	2018	Change (2)	2017	Change (3)
Total sales to retail customers without fuel	$31,785	2.7%	$30,939	2.9%
Supermarket fuel sales	4,560	19.5%	3,817	21.3%
Convenience stores	944	(28.0)%	1,311	12.1%
Other sales (1)	241	10.6%	218	5.3%

Total sales	$37,530	3.4%	$36,285	4.9%

(1)	Other sales primarily relate to sales at food production plants to outside vendors, data analytic services, and digital coupon services.
(2)	This column represents the percentage change in the first quarter of 2018, compared to the first quarter of 2017.
(3)	This column represents the percentage change in the first quarter of 2017, compared to the first quarter of 2016.

Total sales increased in the first quarter of 2018, compared to the first quarter of 2017, by 3.4%.  This increase was primarily due to our increases in total sales to retail customers without fuel and supermarket fuel sales, partially offset by a reduction due to the sale of our convenience store business unit.  The increase in total sales to retail customers without fuel for the first quarter of 2018, compared to the first quarter of 2017, was primarily due to an increase in supermarket square footage and our identical sales increase, excluding fuel, of 1.9%.  Identical sales, excluding fuel, for the first quarter of 2018, compared to the first quarter of 2017, increased primarily due to an increase in the number of households shopping with us, changes in product mix, Kroger Specialty Pharmacy sales growth and retail inflation of 0.14%, partially offset by our continued investments in lower prices for our customers.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2018 increased 1.5% over the end of the first quarter of 2017.  Total supermarket fuel sales increased 19.5% in the first quarter of 2018, compared to the first quarter of 2017, primarily due to an increase in the average retail fuel price of 16.7% and an increase in fuel gallons sold of 2.3%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy, jewelry and ship-to-home solutions.  We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Fuel discounts received at our fuel centers and earned based on in-store purchases are included in all of the identical sales results calculations illustrated below and reduce our identical sales results.  Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth.  As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales.  We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies.  Differences between total sales to retail customers and identical sales primarily relate to changes in supermarket square footage and new non-supermarket businesses that have sales to retail customers.  Certain pharmacy fees recorded as a reduction of sales have been comparatively reflected in the identical sales calculation.  Our identical sales results are summarized in the following table.  We used the identical sales dollar figures presented below to calculate percentage changes for the first quarter of 2018.

Identical Sales

($ in millions)

	First Quarter Ended
	May 26,	Percentage	May 20,	Percentage
	2018	Change(1)	2017	Change(2)
Excluding fuel centers	$30,839	1.9%	$30,268	(0.2)%

(1)	This column represents the percentage changes in identical sales in the first quarter of 2018, compared to the first quarter of 2017.
(2)	This column represents the percentage changes in identical sales in the first quarter of 2017, compared to the first quarter of 2016.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation.    Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.76% for the first quarter of 2018, as compared to 22.06% for the first quarter of 2017.  The decrease in the first quarter of 2018, compared to the first quarter of 2017, resulted primarily from continued investments in lower prices for our customers, increased transportation and advertising costs, as a percentage of sales, and a lower gross margin rate on fuel sales, partially offset by improved merchandise costs, a lower LIFO charge, a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products, and decreased shrink and warehousing costs, as a percentage of sales.

Our LIFO charge was $15 million for the first quarter of 2018 compared to $25 million for the first quarter of 2017.  Our decreased LIFO charge reflects our lower expected annualized product cost inflation for 2018 compared to 2017, primarily related to pharmacy.

Our FIFO gross margin rate, which excludes the first quarter LIFO charge, was 21.80% for the first quarter of 2018, as compared to 22.13% for the first quarter of 2017.  Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, our FIFO gross margin rate decreased 13 basis points in the first quarter of 2018, compared to the first quarter of 2017.  This decrease resulted primarily from continued investments in lower prices for our customers, increased advertising and  transportation costs, as a percentage of sales, partially offset by improved merchandise costs, a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products and decreased shrink and warehousing costs, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, was 16.31% for the first quarter of 2018, as compared to 17.55% for the first quarter of 2017.  This decrease resulted primarily from the 2018 OG&A Adjusted Item, the 2017 Adjusted Items, effective cost controls due to process changes, higher fuel sales and decreased healthcare and benefit costs, partially offset by investments in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, and increases in incentive plan costs.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the 2018 OG&A Adjusted Item and the 2017 Adjusted Items, our OG&A rate increased 3 basis points in the first quarter of 2018, compared to the first quarter of 2017.  This increase resulted primarily from investing in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, and increases in incentive plan costs, partially offset by effective cost controls due to process changes and decreased healthcare and benefit costs.

Rent Expense

Rent expense decreased, as a percentage of sales, in the first quarter of 2018, compared to the first quarter of 2017, due to our continued emphasis on owning rather than leasing, whenever possible, and higher fuel sales, which decreases our rent expense, as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased, as a percentage of sales, in the first quarter of 2018, compared to the first quarter of 2017, due to higher fuel sales, which decreases our depreciation expense as a percentage of sales, and the 2018 Depreciation Adjusted Item.

Operating Profit and FIFO Operating Profit

Operating profit was $1.0 billion, or 2.74% of sales, for the first quarter of 2018, compared to $631 million, or 1.74% of sales, for the first quarter of 2017.  Operating profit, as a percentage of sales, increased 100 basis points in the first quarter of 2018, compared to the first quarter of 2017, due to decreased OG&A, rent and depreciation and amortization expenses, as a percentage of sales, and a lower LIFO charge, partially offset by a lower gross margin rate.

FIFO operating profit was $1.0 billion, or 2.78% of sales, for the first quarter of 2018, compared to $656 million, or 1.81% of sales, for the first quarter of 2017.  FIFO operating profit, as a percentage of sales, excluding fuel and the 2018 and 2017 Adjusted Items decreased 17 basis points in the first quarter of 2018, compared to the first quarter of 2017, due to a lower gross margin rate and increased OG&A and depreciation and amortization expenses, as a percentage of sales.

Specific factors of the above operating trends under operating profit and FIFO operating profit are discussed earlier in this section.

Income Taxes

Our effective income tax rate was 23.4% in the first quarter of 2018, compared to 33.3% for the first quarter of 2017.  Our effective income tax rate for the first quarter of 2018 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. Our effective income tax rate for the first quarter of 2017 differed from the federal statutory rate due to the utilization of tax credits and deductions partially offset by the effect of state income taxes. The rate for the first quarter of 2018 decreased primarily due to a reduction in the federal statutory rate enacted by the Tax Cuts and Jobs Act.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $2.37 per diluted share for the first quarter of 2018 represented an increase of 641.6% from net earnings of $0.32 per diluted share for the first quarter of 2017.  Adjusted net earnings of $0.73 per diluted share for the first quarter of 2018 represented an increase of 25.9% from adjusted net earnings of $0.58 per diluted share for the first quarter of 2017.  The increase in adjusted net earnings per diluted share resulted primarily from a lower LIFO charge, lower income tax expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by lower FIFO operating profit and increased interest expense.

LIQUIDITY AND CAPITAL  RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.4 billion of cash from operations in the first quarter of 2018, compared to $2.3 billion in the first quarter of 2017.  The cash provided by operating activities came from net earnings including non-controlling interests adjusted primarily for non-cash expenses of depreciation and amortization, LIFO charge, stock compensation, expense for company-sponsored pension plans, deferred income taxes, gain on sale of the convenience store business unit and mark to market gain on Ocado securities.  Changes in working capital created a net cash inflow in the first quarter of 2018 and the first quarter of 2017.

The increase in net cash provided by operating activities in the first quarter of 2018, compared to the first quarter of 2017, resulted primarily from an increase in net earnings including noncontrolling interests and positive changes in working capital, partially offset by an increase in non-cash expenses.

Cash provided by operating activities for changes in working capital was $1.4 billion in the first quarter of 2018 compared to $1.0 billion in the first quarter of 2017.  The increase in cash provided by operating activities for changes in working capital in the first quarter of 2018, compared to 2017, was primarily due to the following:

•	A decrease in store deposits in-transit due to decreased sales in the last few days of the first quarter of 2018 compared to the end of the fourth quarter of 2017,

•

Positive working capital related to income taxes receivable and payable as a result of an overpayment of our fourth quarter 2017 estimated taxes and our estimated taxes on the gain on sale of our convenience store business unit; partially offset by

•	Higher receivables due to increasing vendor allowance activity, pharmacy sales requiring third party payments and growth in revenue in non-supermarket businesses.

Net cash provided (used) by investing activities

Investing activities provided cash of $1.3 billion in the first quarter of 2018 compared to a use of cash for investing activities of $744 million in the first quarter of 2017.  The amount of cash provided by investing activities increased in the first quarter of 2018 versus the first quarter of 2017, primarily due to the net proceeds from the sale of our convenience store business unit.

We define free cash flow as net cash provided by operating activities minus net cash used by investing activities, excluding merger & acquisition activities.  Free cash flow was $1.6 billion in both the first quarters of 2018 and 2017.  Free cash flow increases our flexibility when making decisions regarding share repurchases, dividends, debt levels, and other strategic investments.

Net cash used by financing activities

We used $3.4 billion of cash for financing activities in the first quarter of 2018 compared to $1.5 billion during the first quarter of 2017.  The amount of cash used for financing activities for the first quarter of 2018, compared to the first  quarter of 2017, increased $1.8 billion primarily due to increased payments on commercial paper and share repurchases, partially offset by an increase in proceeds from the issuance of long-term debt.  We used a portion of the proceeds from the sale of our convenience store business unit to pay down outstanding commercial paper borrowings and fund an ASR program.  We entered and funded a $1.2 billion ASR program during the first quarter of 2018.  $1.1 billion of the ASR program settled during the first quarter of 2018 and we expect the remaining repurchases under the ASR program to be completed no later than July 6, 2018.

Debt Management

As of May 26, 2018, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of May 26, 2018, we had no outstanding commercial paper or borrowings under our revolving credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $6 million as of May 26, 2018.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants.  As of May 26, 2018, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $1.3 billion as of May 26, 2018 compared to fiscal year end 2017 debt of $15.6 billion. The decrease in 2018, compared to 2017, resulted primarily from net payments on commercial paper borrowings of $2.1 billion and the payment of $200 million of senior notes bearing an interest rate of 7.00%, partially offset by the issuance of our $1.0 billion term loan that has a variable interest rate.  The variable interest rate on the term loan was 2.82% as of May 26, 2018.  The sale of our convenience store business unit allowed us to pay down debt and fund our ASR program.

Common Share Repurchase Program

During the first quarter of 2018, we invested $1.8 billion to repurchase 74.4 million Kroger common shares at an average price of $24.33 per share.  The shares repurchased in the first quarter of 2018 were reacquired under the following repurchase programs authorized by the Board of Directors to reacquire shares via open market purchase:

•	On June 22, 2017, our Board of Directors approved a $1.0 billion share repurchase program (the “June 2017 Repurchase Program”). This program was exhausted during the first quarter of 2018.

•

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

•

On April 19, 2018, our Board of Directors approved a $1.2 billion ASR program to reacquire shares in privately negotiated transactions.  $1.1 billion under the ASR program settled during the first quarter of 2018.

As of May 26, 2018, there was $680 million remaining under the March 2018 Repurchase Program and the ASR program.  We expect the remaining repurchases under the ASR program to be completed no later than July 6, 2018.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to approximate $5.2 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the first quarter of 2018.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.1 billion of senior notes and the $1.0 billion term loan maturing in the next twelve months, which are included in the $5.2 billion of estimated liquidity needs.  We expect to refinance this debt, in the next 12 months, by issuing additional senior notes, a term loan or commercial paper on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL  INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $848 million for the first quarter of 2018, compared to $921 million for the first quarter of 2017.  During the rolling four quarter period ended with the first quarter of 2018, we opened, expanded or relocated 40 supermarkets and also completed 111 major within-the-wall remodels.  Total supermarket square footage at the end of the first quarter of 2018 increased 0.5% from the end of the first quarter of 2017.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2018 increased 1.5% over the end of the first quarter of 2017.

CRITICAL  ACCOUNTING  POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

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

RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

On February 4, 2018, we adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which superseded previous revenue recognition guidance. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when goods and services are transferred to the customer in an amount that is proportionate to what has been delivered at that point and that reflects the consideration to which the company expects to be entitled for those goods or services.  We adopted the standard using a modified retrospective approach with the adoption primarily involving the evaluation of whether we act as principal or agent in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous.  We will continue to record revenue and related costs on a gross basis for the arrangements.  The adoption of the standard did not have a material effect on our Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).” ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations.  We adopted ASU 2017-07 on February 4, 2018 and retrospectively applied it to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from our operating profit subtotal as reported in our Consolidated Statements of Operations, but remain included in net earnings before income tax expense.  Due to the adoption, we reclassified $9 million of non-service company-sponsored pension plan costs from operating profit to other income (expense) on our Consolidated Statements of Operations. Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in Note 3 to our Consolidated Financial Statements.

In January 2016, the FASB issued “Financial Instruments–Overall (Topic 825),” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments (ASU 2016-01). We adopted this ASU on February 4, 2018.  As a result of the adoption, we recorded a mark to market gain on Ocado securities, for those securities we owned as of the end of the first quarter of 2018, within the Consolidated Statements of Operations as opposed to a component of Other Comprehensive Income on our Consolidated Statements of Comprehensive Income.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for us in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a material increase on our Consolidated Balance Sheets for lease liabilities and right-of-use assets, and we are currently evaluating the other effects of adoption of this ASU on our Consolidated Financial Statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. We believe our current off-balance sheet leasing commitments are reflected in our investment grade debt rating.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.”  ASU 2018-02 amends ASC 220, “Income Statement - Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under the ASU 2018-02, we may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of the standard on our Consolidated Financial Statements.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “will,” “would,” “could,” “continue,” “range,” “guidance,” “possible,” “estimate,” “may,” “expect,” “goal,” “should,” “intend,” “believe,” “anticipate,” “plan,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.  These include the specific risk factors identified in “Risk Factors” and “Outlook” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified below.

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

•

We expect identical sales growth, excluding fuel, to range from 2.0% to 2.5% in 2018. This reflects our updated definition of identical sales and is supported by our expectation for identical supermarket sales that is the same as our original guidance for the year.

•

We raised the low end of our net earnings guidance range to $3.64 to $3.79 per diluted share for 2018. The previous GAAP range was $3.59 to $3.79. We raised the low end of our adjusted net earnings guidance range to $2.00 to $2.15 per diluted share for 2018, from $1.95 to $2.15 previously.

•	We continue to expect capital investments, excluding mergers, acquisitions, and purchases of leased facilities, to be approximately $3.0 billion in 2018.
•	We expect our 2018 tax rate to be approximately 22%.

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

•

Our ability to achieve sales, earnings and cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertain pace of economic growth; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute on Restock Kroger; and the successful integration of merged companies and new partnerships. Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives.  Except as required by law, we undertake no obligation to update the forward-looking information contained in this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 26, 2018, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 26, 2018, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
February 4, 2018 to March 3, 2018	4,049,678	$28.28	4,049,678	$165
Second four weeks
March 4, 2018 to March 31, 2018	11,973,294	$23.95	11,891,090	$885
Third four weeks
April 1, 2018 to April 28, 2018	50,312,071	$24.06	50,312,002	$875
Fourth four weeks
April 29, 2018 to May 26, 2018	8,102,882	$24.56	8,102,782	$680
Total	74,437,925	$24.33	74,355,552	$680

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2018 contained four 28-day periods.

(2)

Includes (i) shares repurchased under the June 2017 Repurchase Program, the March 2018 Repurchase Program and the ASR program, (ii)  shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iii) 82,373 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program, the June 2017 Repurchase Program, the March 2018 Repurchase Program and the ASR program.

(4)

The amounts shown in this column reflect the amount remaining under the June 2017 Repurchase Program, the March 2018 Repurchase Program, and the ASR program as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The June 2017 Repurchase Program was exhausted during the first quarter of 2018.  The March 2018 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.  The ASR program terminates on July 6, 2018 and any remaining repurchases under the ASR program will be completed by that date.

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

THE KROGER CO.

Dated: June 29, 2018	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 29, 2018	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer