Form 10-Q
period 2018-08-18
KROGER CO
filed 2018-09-25
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 18, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 797,418,728 shares of Common Stock ($1 par value) outstanding as of September 20, 2018.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 18,	August 12,	August 18,	August 12,
(In millions, except per share amounts)	2018	2017	2018	2017
Sales	$27,869	$27,597	$65,399	$63,882

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,930	21,609	51,293	49,890
Operating, general and administrative	4,612	4,517	10,734	10,883
Rent	204	225	480	496
Depreciation and amortization	574	562	1,315	1,299

Operating profit	549	684	1,577	1,314

Other income (expense)
Interest expense	(144)	(138)	(336)	(315)
Non-service component of company-sponsored pension plan costs	(4)	(6)	(13)	(14)
Mark to market gain on Ocado securities	216	—	252	—
Gain on sale of business	11	—	1,782	—

Net earnings before income tax expense	628	540	3,262	985

Income tax expense	127	189	743	337

Net earnings including noncontrolling interests	501	351	2,519	648
Net loss attributable to noncontrolling interests	(7)	(2)	(15)	(8)

Net earnings attributable to The Kroger Co.	$508	$353	$2,534	$656

Net earnings attributable to The Kroger Co. per basic common share	$0.63	$0.39	$3.05	$0.72

Average number of common shares used in basic calculation	797	897	821	907

Net earnings attributable to The Kroger Co. per diluted common share	$0.62	$0.39	$3.03	$0.71

Average number of common shares used in diluted calculation	805	905	829	917

Dividends declared per common share	$0.140	$0.125	$0.265	$0.245

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 18,	August 12,	August 18,	August 12,
(In millions)	2018	2017	2018	2017
Net earnings including noncontrolling interests	$501	$351	$2,519	$648

Other comprehensive income (loss)
Realized gains on available for sale securities, net of income tax(1)	—	—	(4)	—
Change in pension and other postretirement defined benefit plans, net of income tax(2)	8	10	23	23
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(4)	1	—	(35)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	1	2	1

Total other comprehensive income (loss)	5	12	21	(11)

Comprehensive income	506	363	2,540	637
Comprehensive loss attributable to noncontrolling interests	(7)	(2)	(15)	(8)
Comprehensive income attributable to The Kroger Co.	$513	$365	$2,555	$645

(1)	Amount is net of tax of $(1) for the first two quarters of 2018.
(2)

Amount is net of tax of $3 for the second quarter of 2018 and $6 for the second quarter of 2017.  Amount is net of tax of $7 for the first two quarters of 2018 and $14 for the first two quarters of 2017.

(3)

Amount is net of tax of $(2) for the second quarter of 2018 and $1 for the second quarter of 2017.  Amount is net of tax of $(1) for the first two quarters of 2018 and $(20) for the first two quarters of 2017.

(4)

Amount is net of tax of $1 for the second quarter of 2018 and $1 for the second quarter of 2017.  Amount is net of tax of $2 for the first two quarters of 2018 and $1 for the first two quarters of 2017.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 18,	February 3,
(In millions, except par amounts)	2018	2018
ASSETS
Current assets
Cash and temporary cash investments	$361	$347
Store deposits in-transit	1,017	1,161
Receivables	1,488	1,637
FIFO inventory	7,515	7,781
LIFO reserve	(1,274)	(1,248)
Assets held for sale	179	604
Prepaid and other current assets	460	835
Total current assets	9,746	11,117

Property, plant and equipment, net	21,316	21,071
Intangibles, net	1,218	1,100
Goodwill	3,087	2,925
Other assets	1,590	984

Total Assets	$36,957	$37,197

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$2,411	$3,560
Trade accounts payable	5,933	5,858
Accrued salaries and wages	1,108	1,099
Liabilities held for sale	60	259
Other current liabilities	3,837	3,421
Total current liabilities	13,349	14,197

Long-term debt including obligations under capital leases and financing obligations	12,121	12,029
Deferred income taxes	1,667	1,568
Pension and postretirement benefit obligations	787	792
Other long-term liabilities	1,695	1,706

Total Liabilities	29,619	30,292

Commitments and contingencies see Note 8

SHAREHOLDERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2018 and 2017	1,918	1,918
Additional paid-in capital	3,180	3,161
Accumulated other comprehensive loss	(450)	(471)
Accumulated earnings	19,331	17,007
Common shares in treasury, at cost, 1,121 shares in 2018 and 1,048 shares in 2017	(16,605)	(14,684)

Total Shareholders’ Equity - The Kroger Co.	7,374	6,931
Noncontrolling interests	(36)	(26)

Total Equity	7,338	6,905

Total Liabilities and Equity	$36,957	$37,197

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 18,	August 12,
(In millions)	2018	2017
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,519	$648
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,315	1,299
LIFO charge	27	43
Stock-based employee compensation	81	85
Expense for company-sponsored pension plans	38	60
Deferred income taxes	92	208
Gain on sale of business	(1,782)	—
Mark to market gain on Ocado securities	(252)	—
Other	32	10
Changes in operating assets and liabilities net of effects from mergers of businesses:
Store deposits in-transit	144	(67)
Receivables	(73)	25
Inventories	252	154
Prepaid and other current assets	365	428
Trade accounts payable	94	186
Accrued expenses	200	16
Income taxes receivable and payable	397	133
Other	(189)	97

Net cash provided by operating activities	3,260	3,325

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,487)	(1,522)
Proceeds from sale of assets	67	94
Payments for acquisitions, net of cash acquired	(197)	(16)
Purchases of stores	(44)	—
Net proceeds from sale of business	2,169	—
Purchases of Ocado securities	(392)	—
Other	12	(6)

Net cash provided (used) by investing activities	128	(1,450)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,016	1,502
Payments on long-term debt	(249)	(155)
Net payments on commercial paper	(1,946)	(1,425)
Dividends paid	(211)	(221)
Proceeds from issuance of capital stock	40	28
Treasury stock purchases	(1,979)	(1,030)
Other	(45)	(77)

Net cash used by financing activities	(3,374)	(1,378)

Net increase in cash and temporary cash investments	14	497

Cash and temporary cash investments:
Beginning of year	347	322
End of period	$361	$819

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,487)	$(1,522)
Payments for lease buyouts	—	6
Changes in construction-in-progress payables	(43)	(102)
Total capital investments, excluding lease buyouts	$(1,530)	$(1,618)

Disclosure of cash flow information:
Cash paid during the year for interest	$312	$342
Cash paid during the year for income taxes	$263	$23

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710
Issuance of common stock:
Stock options exercised	—	—	—	(2)	28	—	—	—	28
Restricted stock issued	—	—	(111)	(2)	79	—	—	—	(32)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	34	(989)	—	—	—	(989)
Stock options exchanged	—	—	—	1	(41)	—	—	—	(41)
Share-based employee compensation	—	—	85	—	—	—	—	—	85
Other comprehensive loss net of income tax of ($5)	—	—	—	—	—	(11)	—	—	(11)
Other	—	—	50	—	(64)	—	—	(19)	(33)
Cash dividends declared ($0.245 per common share)	—	—	—	—	—	—	(221)	—	(221)
Net earnings including noncontrolling interests	—	—	—	—	—	—	656	(8)	648

Balances at August 12, 2017	1,918	$1,918	$3,094	1,025	$(14,105)	$(726)	$15,978	$(15)	$6,144

Balances at February 3, 2018	1,918	$1,918	$3,161	1,048	$(14,684)	$(471)	$17,007	$(26)	$6,905
Issuance of common stock:
Stock options exercised	—	—	—	(3)	40	—	—	—	40
Restricted stock issued	—	—	(110)	(2)	69	—	—	—	(41)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	76	(1,927)	—	—	—	(1,927)
Stock options exchanged	—	—	—	2	(52)	—	—	—	(52)
Share-based employee compensation	—	—	81	—	—	—	—	—	81
Other comprehensive income net of income tax of $7	—	—	—	—	—	21	—	—	21
Other	—	—	48	—	(51)	—	—	5	2
Cash dividends declared ($0.265 per common share)	—	—	—	—	—	—	(210)	—	(210)
Net earnings including noncontrolling interests	—	—	—	—	—	—	2,534	(15)	2,519

Balances at August 18, 2018	1,918	$1,918	$3,180	1,121	$(16,605)	$(450)	$19,331	$(36)	$7,338

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

The unaudited information in the Consolidated Financial Statements for the second quarters and two quarters ended August 18, 2018 and August 12, 2017, includes the results of operations of the Company for the 12 and 28  -week periods then ended.

Refer to Note 6 for a description of changes to the Consolidated Statements of Operations for a recently adopted accounting standard regarding the presentation of the non-service component of company-sponsored pension plan costs.

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, trade accounts payable, accrued salaries and wages and other current liabilities at approximated fair value.  Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments.  Refer to Note 2 and Note 3 for the disclosure of the Ocado shares and debt instrument fair values, respectively.

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

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale.  Pharmacy sales are recorded when the product is provided to the customer.  Digital channel originated sales are recognized either upon pickup in store or upon delivery to the customer and may include shipping revenue. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a  reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a  receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of our stores or online, tender is accepted at the point of sale.  Certain pharmacy fees previously recorded as merchandise costs have been reclassified to be recorded as a reduction of sales.  Effective February 4, 2018, the Company prospectively reclassified $126 for the first two quarters of 2018 and $65 for the second quarter of 2018 of these pharmacy fees from merchandise costs to sales on the Company’s Consolidated Statements of Operations.  For pharmacy sales, collection of third party receivables is typically expected within three months or less from the time of purchase.  The third party receivables from pharmacy sales are recorded in Receivables in the Company’s Consolidated Balance Sheets and were $605 as of August 18, 2018 and $571 as of February 3, 2018.

Gift Cards and Gift Certificates

The Company does not recognize a sale when it sells its own gift cards and gift certificates. Rather, it records a deferred revenue liability equal to the amount received. A  sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  The Company’s gift cards and gift certificates do not expire.  While gift cards and gift certificates are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card and gift certificate breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards and gift certificates.  The Company’s gift card and gift certificate deferred revenue liability was $72 as of August 18, 2018 and $90 as of February 3, 2018.

Disaggregated Revenues

The following table presents sales revenue by type of product for the second quarter and first two quarters of 2018 and 2017:

	Second Quarter Ended				Two Quarters Ended
	August 18, 2018		August 12, 2017		August 18, 2018		August 12, 2017
	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)	$13,737	49.3%	$13,536	49.1%	$32,026	49.0%	$31,463	49.2%
Fresh (2)	6,825	24.5%	6,745	24.4%	15,908	24.3%	15,520	24.2%
Supermarket Fuel	3,781	13.6%	2,927	10.6%	8,341	12.8%	6,744	10.6%
Pharmacy	2,392	8.6%	2,393	8.7%	5,628	8.6%	5,591	8.8%
Convenience Stores (3)	—	-%	1,048	3.8%	944	1.4%	2,359	3.7%
Other (4)	1,134	4.0%	948	3.4%	2,552	3.9%	2,205	3.5%

Total Sales and other revenue	$27,869	100%	$27,597	100%	$65,399	100%	$63,882	100%

(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)	The Company completed the sale of its convenience store business unit during the first quarter of 2018.
(4)

Consists primarily of sales related to jewelry stores, food production plants to outside vendors, data analytic services, variable interest entities, specialty pharmacy, in-store health clinics, digital coupon services and other online sales not included in the categories above.

Contingent Consideration

Certain Company business combinations involve potential payment of future consideration that is contingent upon the achievement of certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The liability for contingent consideration is remeasured to fair value at each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in earnings until the contingency is resolved.

Interest Rate Risk Management

The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of a commercial paper program, interest rate swaps (fair value hedges) and forward-starting interest rate swaps (cash flow hedges). The Company’s current program relative to interest rate protection contemplates hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates. To do this, the Company uses the following guidelines: (i) use average daily outstanding borrowings to determine annual debt amounts subject to interest rate exposure, (ii) limit the average annual amount subject to interest rate reset and the amount of floating rate debt to a combined total amount that represents 25% of the carrying value of the Company’s debt portfolio or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

The Company reviews compliance with these guidelines annually with the Financial Policy Committee of the Board of Directors. These guidelines may change as the Company’s needs dictate.

2.MERGER AND PARTNERSHIP AGREEMENTS

Merger Agreement

On June 22, 2018, the Company finalized the merger with Home Chef, a meal kit delivery company.  The merger will allow the Company to increase the availability of meal kits and expand its offerings to customers.  The Company completed the merger by purchasing 100% of the ownership interest in Home Chef, for $197 net of cash and cash equivalents in addition to future earnout payments of up to $500 over five years that are contingent on achieving certain milestones. The contingent consideration is based on future performance of both the online and offline business and the related customer engagement.  The fair value of the earnout liability in the amount of $91 recognized on the acquisition date was measured using unobservable (Level 3) inputs and is included in “Other long-term liabilities” within the Consolidated Balance Sheets.  The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results for both the online and offline businesses related to the Home Chef merger and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability.  Changes in the fair value of the earnout liability in future periods will be recorded in the Company’s results in the period of the change.

The merger was accounted for under the purchase method of accounting and was financed through the issuance of commercial paper.  In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill.  In addition to recognizing assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under Accounting Standards Codification (“ASC”) 805.  Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

June 22,
2018
ASSETS
Total current assets	$36

Property, plant and equipment	6
Other assets	1
Intangibles	143

Total Assets, excluding Goodwill	186

LIABILITIES
Total current liabilities	(28)

Other long-term liabilities	(94)

Total Liabilities	(122)

Total Identifiable Net Assets	64
Goodwill	163
Total Purchase Price	$227

The preliminary purchase price allocation for the Home Chef acquisition is based upon a preliminary valuation which is subject to change as the Company obtains additional information with respect to income taxes during the measurement period.  The allocation will be completed by the second quarter of 2019.

Of the $143 allocated to intangible assets, the Company recorded $99 and $44 related to customer relationships and the trade name, respectively.  The Company will amortize the customer relationships, using the cash flow trended method over seven years.  The goodwill recorded as part of the merger was attributable to the assembled workforce of Home Chef and operational synergies expected from the merger.  The merger was treated as a 30% stock purchase and 70% partnership interest purchase for income tax purposes.  The tax basis of the assets acquired and liabilities assumed for the portion of the transaction treated as a partnership interest purchase was stepped up, and the related goodwill is deductible for tax purposes.  The assets acquired and liabilities assumed for the portion treated as a stock purchase did not result in a step up of tax basis, and goodwill is not expected to be deductible for tax purposes.  The Company determined that the consolidated results of operations for the Home Chef merger are immaterial in the aggregate and the pro forma financial statements are not required for fiscal year 2018 and 2017.

Partnership Agreement

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”). Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities.  As part of the agreement, the Company provided a letter of credit for $180, which supports its commitment to contract with Ocado to build a number of fulfilment centers. The balance of the letter of credit will reduce over time with the construction of each fulfilment center.

In addition, on May 17, 2018, the Company entered into a Share Subscription Agreement with Ocado, pursuant to which the Company agreed to purchase 33.1 ordinary shares of Ocado for an aggregate purchase price of $243.  The Company completed the purchase of these 33.1 shares on May 29, 2018.  This is in addition to 8.1 Ocado shares purchased earlier in the first quarter of 2018, and 6.5 additional shares purchased in the second quarter of 2018.  The equity investment in Ocado is measured at fair value through earnings.  The fair value of all shares owned, which is measured using level 1 inputs, was $645 at August 18, 2018 and is included in “Other assets” in the Company’s Consolidated Balance Sheets.  For the two quarters ended August 18, 2018, the Company recorded an unrealized gain of $252,  none of which was realized during the period as the Company did not sell any Ocado securities.

3.DEBT OBLIGATIONS

Long-term debt consists of:

	August 18,	February 3,
	2018	2018
1.50% to 8.00% Senior Notes due through 2048	$12,008	$12,201
5.63% to 12.75% Mortgages due in varying amounts through 2027	15	22
2.17% Commercial paper borrowings	175	2,121
2.92% Term Loan due 2019	1,000	—
Other	443	443

Total debt, excluding capital leases and financing obligations	13,641	14,787
Less current portion	(2,358)	(3,509)

Total long-term debt, excluding capital leases and financing obligations	$11,283	$11,278

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 18, 2018 and February 3, 2018.  At August 18, 2018, the fair value of total debt was $13,721 compared to a carrying value of $13,641.  At February 3, 2018, the fair value of total debt was $15,167 compared to a carrying value of $14,787.

In the first quarter of 2018, the Company obtained a $1,000 term loan with a maturity date of March 16, 2019.  The funds were drawn on March 26, 2018 and were used to reduce outstanding commercial paper borrowings.  Under the terms of the agreement, interest rates are adjusted monthly based on the Company’s Public Debt Rating and prevailing LIBOR rates.  Additionally, in the first quarter of 2018, the Company repaid, upon maturity, $200 of senior notes bearing an interest rate of 7%.

4.BENEFIT  PLANS

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2018 and 2017.

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 18,	August 12,	August 18,	August 12,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$5	$17	$2	$2
Interest cost	31	43	2	2
Expected return on plan assets	(40)	(55)	—	—
Amortization of:
Prior service cost	—	—	(3)	(2)
Actuarial loss (gain)	16	20	(2)	(2)

Net periodic benefit cost	$12	$25	$(1)	$—

The following table provides the components of net periodic benefit cost for the Company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2018 and 2017.

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 18,	August 12,	August 18,	August 12,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$21	$42	$4	$5
Interest cost	73	98	4	5
Expected return on plan assets	(94)	(128)	—	—
Amortization of:
Prior service cost	—	—	(6)	(4)
Actuarial loss (gain)	41	46	(5)	(5)
Curtailment	—	2	—	—

Net periodic benefit cost	$41	$60	$(3)	$1

Although,  the Company is not required to make any contributions to its company-sponsored pension plans in 2018, in the third quarter of 2018, the Company contributed $185,  $117 net of tax, to the company-sponsored pension plan. This contribution was designated to the 2017 tax year in order to deduct the contributions at the previous year tax rate.  The Company did not make any contributions to its Company-sponsored pension plans in the first two quarters of 2018 or 2017.

The Company contributed $159 and $121 to employee 401(k) retirement savings accounts in the first two quarters of 2018 and 2017, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 18, 2018			August 12, 2017
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$502	797	$0.63	$350	897	$0.39
Dilutive effect of stock options		8			8

Net earnings attributable to The Kroger Co. per diluted common share	$502	805	$0.62	$350	905	$0.39

	Two Quarters Ended			Two Quarters Ended
	August 18, 2018			August 12, 2017
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,507	821	$3.05	$651	907	$0.72
Dilutive effect of stock options		8			10

Net earnings attributable to The Kroger Co. per diluted common share	$2,507	829	$3.03	$651	917	$0.71

The Company had combined undistributed and distributed earnings to participating securities totaling $6 and $3 in the second quarter of 2018 and 2017, respectively.  For the first two quarters of 2018 and 2017, the Company had combined undistributed and distributed earnings to participating securities of $27 and $5, respectively.

The Company had options outstanding for approximately 10 million and 14 million shares during the second quarter of 2018 and 2017, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 17 million shares during the first two quarters of 2018 and 10 million shares is the first two quarters of 2017 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

6.RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

On February 4, 2018, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which superseded previous revenue recognition guidance. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when goods and services are transferred to the customer in an amount that is proportionate to what has been delivered at that point and that reflects the consideration to which the company expects to be entitled for those goods or services.  The Company adopted the standard using a modified retrospective approach with the adoption primarily involving the evaluation of whether the Company acts as principal or agent in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous.  The Company will continue to record revenue and related costs on a gross basis for the arrangements.  The adoption of the standard did not have a material effect on its Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).” ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations.  The Company adopted ASU 2017-07 on February 4, 2018 and retrospectively applied it to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from our operating profit subtotal as reported in the Company’s Consolidated Statements of Operations, but remain included in net earnings before income tax expense.  Due to the adoption, the Company reclassified $6 for the second quarter of 2017 and $14 for the first two quarters of 2017, of non-service company-sponsored pension plan costs from operating profit to other income (expense) on its Consolidated Statements of Operations. Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in Note 4 of the Consolidated Financial Statements.

In January 2016, the FASB issued “Financial Instruments–Overall (Topic 825),” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments (ASU 2016-01). The Company adopted this ASU on February 4, 2018.  As a result of the adoption, the Company recorded a mark to market gain on Ocado securities, for those securities the Company owned as of the end of the second quarter of 2018, within the Consolidated Statements of Operations as opposed to a component of Other Comprehensive Income on our Consolidated Statements of Comprehensive Income.

7.RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for the Company in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a material increase on our Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this standard on its Consolidated Financial Statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.”  ASU 2018-02 amends ASC 220, “Income Statement - Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under ASU 2018-02, the Company may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on our Consolidated Financial Statements.

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

9.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2018 and 2017:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 28, 2017	$(2)	$—	$(713)	$(715)
OCI before reclassifications(2)	(35)	—	—	(35)
Amounts reclassified out of AOCI(3)	1	—	23	24
Net current-period OCI	(34)	—	23	(11)
Balance at August 12, 2017	$(36)	$—	$(690)	$(726)

Balance at February 3, 2018	$24	$4	$(499)	$(471)
OCI before reclassifications(2)	—	(4)	—	(4)
Amounts reclassified out of AOCI(3)	2	—	23	25
Net current-period OCI	2	(4)	23	21
Balance at August 18, 2018	$26	$—	$(476)	$(450)

(1)	All amounts are net of tax.
(2)

Net of tax of $(20) for cash flow hedging activities for the first two quarters of 2017.  Net of tax of $(1) for cash flow hedging activities and $(1) for available for sale securities for the first two quarters of 2018.

(3)

Net of tax of $1 for cash flow hedging activities and $14 for pension and postretirement defined benefit plans for the first two quarters of 2017.  Net of tax of $2 for cash flow hedging activities and $7 for pension and postretirement defined benefit plans for the first two quarters of 2018.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarter and first two quarters of 2018 and 2017:

	Second Quarter Ended		Two Quarters Ended
	August 18,	August 12,	August 18,	August 12,
	2018	2017	2018	2017
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$4	$2
Tax expense	(1)	(1)	(2)	(1)
Net of tax	1	1	2	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	11	16	30	37
Tax expense	(3)	(6)	(7)	(14)
Net of tax	8	10	23	23
Total reclassifications, net of tax	$9	$11	$25	$24

(1)	Reclassified from AOCI into interest expense.
(2)

Reclassified from AOCI into non-service component of company-sponsored pension plan costs.  These components are included in the computation of net periodic pension expense (see Note 4 for additional details).

10.INCOME TAXES

The effective income tax rate was 20.2% in the second quarter of 2018, compared to 35.0% in the second quarter of 2017. The effective income tax rate was 22.8% for the first two quarters of 2018, compared to 34.2% for the first two quarters of 2017. The effective income tax rate for the second quarter of 2018 differed from the federal statutory rate due to the utilization of tax credits and deductions and the benefit from favorable settlements of certain state tax items partially offset by the effect of state income taxes. The effective income tax rate for the first two quarters of 2018 differed from the federal statutory rate due to the effect of state income taxes partially offset by the utilization of tax credits and deductions and the benefit from favorable settlements of certain state tax items. The rate for the first two quarters of 2018 is lower than the rate for the first two quarters of 2017 primarily due to a reduction in the federal statutory rate enacted by the Tax Cuts and Jobs Act and favorable settlements of certain tax items.

11.HELD FOR SALE AND DISPOSAL OF BUSINESS

During the second quarter of 2018, the Company announced that as a result of a review of its assets, the Company has decided to explore strategic alternatives for its Turkey Hill Dairy business, including a potential sale.

At August 18, 2018, certain assets and liabilities, primarily those related to the Company’s Turkey Hill Dairy business, were classified as held for sale in the Consolidated Balance Sheet.  The Company expects to complete the sale of these disposal groups within the next year.  The business classified as held for sale will not be reported as discontinued operations as the dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Consolidated Balance Sheet as of August 18, 2018:

August 18,
(In millions)	2018
Assets held for sale:
Cash and temporary cash investments	$1
Receivables	77
FIFO inventory	22
LIFO reserve	(1)
Prepaid and other current assets	5
Property, plant and equipment, net	74
Goodwill	1
Total assets held for sale	$179

Liabilities held for sale:
Trade accounts payable	$34
Accrued salaries and wages	7
Other current liabilities	19
Total liabilities held for sale	$60

Certain assets and liabilities, primarily those related to the Company’s convenience store business unit, were classified as held for sale in the Consolidated Balance Sheets beginning in the third quarter of 2017.  On April 20,2018, the Company completed the sale of its convenience store business unit for $2,169.  The Company recognized a net gain on this sale for $1,782,  $1,360 net of tax in the first two quarters of 2018.

The Company used the proceeds from the sale of the convenience store business unit to pay down outstanding commercial paper borrowings and fund an accelerated stock repurchase (“ASR”) program.  The Company entered and funded a $1,200 ASR program on April 20, 2018.  The final delivery under the ASR program occurred during the second quarter of 2018, which included the settlement of the remaining 2.3 Kroger common shares.  In total, the Company invested $1,200 to repurchase 46.3 Kroger common shares at an average price of $25.91 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted net earnings, adjusted net earnings per diluted share and restock free cash flow because management believes these metrics are useful to investors and analysts for the reasons explained below.  These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings, net earnings per diluted share and net cash provided or used by operating or investing activities or any other GAAP measure of performance.  These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

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

The adjusted net earnings and adjusted net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods.  We believe adjusted net earnings and adjusted net earnings per diluted share are useful metrics to investors and analysts because they present more accurate quarter-over-quarter comparisons for our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations.  Net earnings for the first two quarters of 2018 include the following, which we define as the “2018 Adjusted Items”:

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

•

Gains in other income of $1.8 billion, $1.4 billion net of tax, related to the sale of our convenience store business unit and $252 million, $191 million net of tax, for the mark to market gain on Ocado securities (the “2018 Other Income Adjusted Items”).

Net earnings for the second quarter of 2018 include gains in other income of $11 million, $8 million net of tax, related to the sale of our convenience store business unit and $216 million, $164 million net of tax, for the mark to market gain on Ocado securities (the “2018 Second Quarter Other Income Adjusted Items”).

Similarly, net earnings for the first two quarters of 2017 include $199 million, $126 million net of tax, related to the withdrawal obligations for certain multi-employer pension funds and $184 million, $117 million net of tax, related to the voluntary retirement offering (“VRO”) (together, the “2017 Adjusted Items”).  There were no adjusted items in the second quarter of 2017.

Restock free cash flow is an adjusted free cash flow measure calculated as net cash provided by operating activities minus: payments for property and equipment, excluding lease buyouts; payments for Home Chef, net of cash acquired and excluding the earnout; and purchases of Ocado securities.  We updated our definition of restock free cash flow during the second quarter of 2018 to more closely align with the performance metrics under our Restock Kroger plan.  Restock free cash flow is an important measure used by management to evaluate available funding for share repurchases, dividends, other strategic investments and managing debt levels.  Management believes restock free cash flow is a useful metric to investors and analysts because it demonstrates our ability to make share repurchases and other strategic investments, pay dividends and manage debt levels.

OVERVIEW

Notable items for the second quarter and first two quarters of 2018 are:

•

Net earnings per diluted share of $0.62 for the second quarter and $3.03 for the first two quarters.  The second quarter includes net earnings per diluted share of $0.20 for the mark to market gain on Ocado securities and $0.01 for the sale of our convenience store business unit.  The first two quarters include net earnings per diluted share of $0.23 for the mark to market gain on Ocado securities and $1.63 for the sale of our convenience store business unit.

•	Adjusted net earnings per diluted share of $0.41 for the second quarter and $1.15 for the first two quarters of 2018.
•	Identical sales, excluding fuel, increased 1.6% for the second quarter and 1.8% for the first two quarters of 2018.
•

Digital revenue grew over 50% in the second quarter of 2018 and approximately 60% in the first two quarters of 2018, driven by ClickList.  Digital revenue primarily includes revenue from all curbside pickup locations and online sales.

•	Sold our convenience store business unit for $2.17 billion.
•	Announced Ocado partnership and completed our merger with Home Chef.
•

During the first two quarters of 2018, we returned $2.2 billion to shareholders from share repurchases and dividend payments, which includes $1.2 billion repurchased with after tax proceeds from the sale of our convenience store business unit under a $1.2 billion accelerated stock repurchase (“ASR”) program.

•	Net cash provided by operating activities was $3.3 billion in both the first two quarters of 2018 and 2017.
•	Restock free cash flow was $1.2 billion in the first two quarters of 2018 compared to $1.8 billion in the first two quarters of 2017.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2018 and 2017 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 18,	August 12,	Percentage	August 18,	August 12,	Percentage
	2018	2017	Change	2018	2017	Change
Net earnings attributable to The Kroger Co.	$508	$353		$2,534	$656

(Income) expense adjustments
Adjustments for pension plan agreements (1)(2)	—	—		(10)	126
Adjustment for VRO (1)(3)	—	—		—	117
Adjustment for gain on sale of convenience store business (1)(4)	(8)	—		(1,360)	—
Adjustment for mark to market gain on Ocado securities (1)(5)	(164)	—		(191)	—
Adjustment for depreciation related to held for sale assets (1)(6)	—	—		(11)	—
2018 and 2017 Adjusted Items	(172)	—		(1,572)	243

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$336	$353	(4.8)%	$962	$899	7.0%

Net earnings attributable to The Kroger Co. per diluted common share	$0.62	$0.39		$3.03	$0.71

(Income) expense adjustments
Adjustments for pension plan agreements (7)	—	—		(0.01)	0.13
Adjustment for VRO (7)	—	—		—	0.13
Adjustment for gain on sale of convenience store business (7)	(0.01)	—		(1.63)	—
Adjustment for mark to market gain on Ocado securities (7)	(0.20)	—		(0.23)	—
Adjustment for depreciation related to held for sale assets (7)	—	—		(0.01)	—
2018 and 2017 Adjusted Items	(0.21)	—		(1.88)	0.26

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.41	$0.39	5.1%	$1.15	$0.97	18.6%

Average number of common shares used in diluted calculation	805	905		829	917

(1)	The amount presented represents the after-tax effect of each adjustment.
(2)	The pre-tax adjustments for pension plan agreements were ($13) and $199 in 2018 and 2017, respectively.
(3)	The pre-tax adjustment for VRO was $184.
(4)	The pre-tax adjustment for gain on sale of convenience store business was ($11) in the second quarter of 2018 and ($1,782) for the first two quarters of 2018.
(5)	The pre-tax adjustment for mark to market gain on Ocado securities was ($216) in the second quarter of 2018 and ($252) for the first two quarters of 2018.
(6)	The pre-tax adjustment for depreciation related to held for sale assets was ($14).
(7)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 18,	Percentage	August 12,	Percentage	August 18,	Percentage	August 12,	Percentage
	2018	Change (2)	2017	Change (3)	2018	Change (4)	2017	Change (5)
Total sales to retail customers without fuel	$23,882	1.9%	$23,433	3.8%	$55,667	2.4%	$54,372	3.3%
Supermarket fuel sales	3,781	29.2%	2,927	4.8%	8,341	23.7%	6,744	13.5%
Convenience stores (6)	—	(100.0)%	1,048	1.6%	944	(60.0)%	2,359	7.2%
Other sales (1)	206	9.0%	189	12.5%	447	9.8%	407	8.8%

Total sales	$27,869	1.0%	$27,597	3.9%	$65,399	2.4%	$63,882	4.4%

(1)	Other sales primarily relate to sales at food production plants to outside vendors, data analytic services, and digital coupon services.
(2)	This column represents the percentage change in the second quarter of 2018, compared to the second quarter of 2017.
(3)	This column represents the percentage change in the second quarter of 2017, compared to the second quarter of 2016.
(4)	This column represents the percentage change in the first two quarters of 2018, compared to the first two quarters of 2017.
(5)	This column represents the percentage change in the first two quarters of 2017, compared to the first two quarters of 2016.
(6)	We completed the sale of our convenience store business unit during the first quarter of 2018.

Total sales increased in the second quarter of 2018, compared to the second quarter of 2017, by 1.0%.  This increase was primarily due to our increases in total sales to retail customers without fuel and supermarket fuel sales, partially offset by a reduction in convenience store sales due to the sale of our convenience store business unit.  The increase in total sales to retail customers without fuel for the second quarter of 2018, compared to the second quarter of 2017, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 1.6%.  Identical sales, excluding fuel, for the second quarter of 2018, compared to the second quarter of 2017, increased primarily due to an increase in the number of households shopping with us, changes in product mix and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers.  Total supermarket fuel sales increased 29.2% in the second quarter of 2018, compared to the second quarter of 2017, primarily due to an increase in the average retail fuel price of 26.2% and an increase in fuel gallons sold of 2.2%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

Total sales increased in the first two quarters of 2018, compared to the first two quarters of 2017, by 2.4%.  This increase was primarily due to our increases in total sales to retail customers without fuel and supermarket fuel sales, partially offset by a reduction in convenience store sales due to the sale of our convenience store business unit.  The increase in total sales to retail customers without fuel for the first two quarters of 2018, compared to the first two quarters of 2017, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 1.8%.  Identical sales, excluding fuel, for the first two quarters of 2018, compared to the first two quarters of 2017, increased primarily due to an increase in the number of households shopping with us, changes in product mix and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers.  Total supermarket fuel sales increased 23.7% in the first two quarters of 2018, compared to the first two quarters of 2017, primarily due to an increase in the average retail fuel price of 20.8% and an increase in fuel gallons sold of 2.3%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses, jewelry and ship-to-home solutions.  We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Additionally, sales from all acquired businesses are treated as identical as if they were part of the Company in the prior year.  Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth.  As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales.  We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies.  Certain pharmacy fees recorded as a reduction of sales have been comparatively reflected in the identical sales calculation.  Identical sales for Q1 2017, presented in our Q1 2018 filings, were calculated excluding the pro forma effects of a recently acquired specialty pharmacy business.  Now, all periods presented include both specialty pharmacy businesses for a more accurate comparison between periods.  This distinction had no impact on the identical sales calculations for the first or second quarter of 2018 and did not significantly affect the identical sales calculation for the first quarter of 2017.  Our identical sales results are summarized in the following table.  We used the identical sales dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2018.

Identical Sales

($ in millions)

	Second Quarter Ended
	August 18,	Percentage	August 12,	Percentage
	2018	Change (1)	2017	Change (2)
Excluding fuel centers	$23,213	1.6%	$22,852	0.9%

(1)	This column represents the percentage change in identical sales in the second quarter of 2018, compared to the second quarter of 2017.
(2)	This column represents the percentage change in identical sales in the second quarter of 2017, compared to the second quarter of 2016.

	Two Quarters Ended
	August 18,	Percentage	August 12,	Percentage
	2018	Change (1)	2017	Change (2)
Excluding fuel centers	$54,051	1.8%	$53,120	0.4%

(1)	This column represents the percentage change in identical sales in the first two quarters of 2018, compared to the first two quarters of 2017.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2017, compared to the first two quarters of 2016.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation.    Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.31% for the second quarter of 2018, as compared to 21.70% for the second quarter of 2017.  The decrease in the second quarter of 2018, compared to the second quarter of 2017, resulted primarily from continued investments in lower prices for our customers, increased transportation and advertising costs, as a percentage of sales, and a lower gross margin rate on fuel sales, partially offset by improved merchandise costs, a lower LIFO charge, a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products, and decreased shrink, as a percentage of sales.

Our gross margin rate, as a percentage of sales, was 21.57% for the first two quarters of 2018, as compared to 21.90% for the first two quarters of 2017.  The decrease in the first two quarters of 2018, compared to the first two quarters of 2017, resulted primarily from continued investments in lower prices for our customers, increased transportation and advertising costs, as a percentage of sales, and a lower gross margin rate on fuel sales, partially offset by improved merchandise costs, a lower LIFO charge, a change in our product sales mix, including higher gross margin perishable departments growing their percentage share of sales to total sales, growth in Our Brands products which have a higher gross margin compared to national brand products, and decreased shrink, as a percentage of sales.

Our LIFO charge was $12 million for the second quarter of 2018 compared to $18 million for the second quarter of 2017.  Our LIFO charge was $27 million for the first two quarters of 2018 compared to $43 million for the first two quarters of 2017.  Our decreased LIFO charge reflects our lower expected annualized product cost inflation for 2018 compared to 2017, primarily related to pharmacy.

Our FIFO gross margin rate, which excludes the second quarter LIFO charge, was 21.35% for the second quarter of 2018, as compared to 21.76% for the second quarter of 2017.  Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, our FIFO gross margin rate decreased 36 basis points in the second quarter of 2018, compared to the second quarter of 2017.  This decrease resulted primarily from our lower gross margin rate, excluding the effect of the LIFO charge and fuel, which has been described above.

Our FIFO gross margin rate, which excludes the first two quarters LIFO charge, was 21.61% for the first two quarters of 2018, as compared to 21.97% for the first two quarters of 2017.  Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, our FIFO gross margin rate decreased 22 basis points in the first two quarters of 2018, compared to the first two quarters of 2017.  This decrease resulted primarily from our lower gross margin rate, excluding the effect of the LIFO charge and fuel, which has been described above.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.55% for the second quarter of 2018, as compared to 16.37% for the second quarter of 2017.  This increase resulted primarily from investments in our digital strategy and increases in incentive plan costs and credit card fees, partially offset by effective cost controls due to process changes, higher fuel sales and decreased company-sponsored pension plan costs.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, our OG&A rate increased 36 basis points in the second quarter of 2018, compared to the second quarter of 2017.  This increase resulted primarily from investments in our digital strategy and increases in incentive plan costs and credit card fees, partially offset by effective cost controls due to process changes and decreased company-sponsored pension plan costs.

OG&A expenses, as a percentage of sales, were 16.41% for the first two quarters of 2018, as compared to 17.04% for the first two quarters of 2017.  This decrease resulted primarily from the 2018 OG&A Adjusted Item, the 2017 Adjusted Items, effective cost controls due to process changes, higher fuel sales and decreased company-sponsored pension plan costs, partially offset by investments in our digital strategy, and increases in incentive plan costs and credit card fees.  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the 2018 OG&A Adjusted Item and the 2017 Adjusted Items, our OG&A rate increased 17 basis points in the first two quarters of 2018, compared to the first two quarters of 2017.  This increase resulted primarily from investments in our digital strategy and increases in incentive plan costs and credit card fees, partially offset by effective cost controls due to process changes and decreased company-sponsored pension plan costs.

Rent Expense

Rent expense decreased, as a percentage of sales, in both the second quarter and first two quarters of 2018 compared to the same periods of 2017, due to our continued emphasis on owning rather than leasing, whenever possible, and decreased closed store liabilities.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the second quarter of 2018, compared to the second quarter of 2017, due to additional depreciation on capital investments, excluding mergers and lease buyouts of $2.9 billion, during the rolling four quarter period ending with the second quarter of 2018, partially offset by higher fuel sales, which decreases our depreciation expense as a percentage of sales.

Depreciation and amortization expense decreased, as a percentage of sales, in the first two quarters of 2018, compared to the first two quarters of 2017, due to higher fuel sales, which decreases our depreciation expense as a percentage of sales, and the 2018 Depreciation Adjusted Item, partially offset by additional depreciation on capital investments, excluding mergers and lease buyouts of $2.9 billion, during the rolling four quarter period ending with the second quarter of 2018.

Operating Profit and FIFO Operating Profit

Operating profit was $549 million, or 1.97% of sales, for the second quarter of 2018, compared to $684 million, or 2.48% of sales, for the second quarter of 2017.  Operating profit, as a percentage of sales, decreased 51 basis points in the second quarter of 2018, compared to the second quarter of 2017, due to a lower gross margin rate, increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a lower LIFO charge and decreased rent expense, as a percentage of sales.

Operating profit was $1.6 billion, or 2.41% of sales, for the first two quarters of 2018, compared to $1.3 billion, or 2.06% of sales, for the first two quarters of 2017.  Operating profit, as a percentage of sales, increased 35 basis points in the first two quarters of 2018, compared to the first two quarters of 2017, due to decreased OG&A, rent and depreciation and amortization expenses, as a percentage of sales, and a lower LIFO charge, partially offset by a lower gross margin rate.

FIFO operating profit was $561 million, or 2.01% of sales, for the second quarter of 2018, compared to $702 million, or 2.54% of sales, for the second quarter of 2017.  FIFO operating profit, as a percentage of sales, excluding fuel decreased 68 basis points in the second quarter of 2018, compared to the second quarter of 2017, due to a lower gross margin rate, increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by decreased rent expense, as a percentage of sales.

FIFO operating profit was $1.6 billion, or 2.45% of sales, for the first two quarters of 2018, compared to $1.4 billion, or 2.13% of sales, for the first two quarters of 2017.  FIFO operating profit, as a percentage of sales, excluding fuel and the 2018 and 2017 Adjusted Items decreased 38 basis points in the first two quarters of 2018, compared to the first two quarters of 2017, due to a lower gross margin rate, increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by decreased rent expense, as a percentage of sales.

Specific factors of the above operating trends under operating profit and FIFO operating profit are discussed earlier in this section.

Income Taxes

The effective income tax rate was 20.2% in the second quarter of 2018, compared to 35.0% in the second quarter of 2017. The effective income tax rate was 22.8% for the first two quarters of 2018, compared to 34.2% for the first two quarters of 2017. The effective income tax rate for the second quarter of 2018 differed from the federal statutory rate due to the utilization of tax credits and deductions and the benefit from favorable settlements of certain state tax items, partially offset by the effect of state income taxes. The effective income tax rate for the first two quarters of 2018 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions and the benefit from favorable settlements of certain state tax items. The rate for the second quarter and first two quarters of 2018 is lower than the rate for the second quarter and first two quarters of 2017 primarily due to a reduction in the federal statutory rate enacted by the Tax Cuts and Jobs Act and favorable settlements of certain tax items.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.62 per diluted share for the second quarter of 2018 represented an increase of 59.0% from net earnings of $0.39 per diluted share for the second quarter of 2017.  Adjusted net earnings of $0.41 per diluted share for the second quarter of 2018 represented an increase of 5.1% from adjusted net earnings of $0.39 per diluted share for the second quarter of 2017.  The increase in adjusted net earnings per diluted share resulted primarily from a lower LIFO charge, lower income tax expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by lower FIFO operating profit and increased interest expense.

Net earnings of $3.03 per diluted share for the first two quarters of 2018 represented an increase of 326.8% from net earnings of $0.71 per diluted share for the first two quarters of 2017.  Adjusted net earnings of $1.15 per diluted share for the first two quarters of 2018 represented an increase of 18.6% from adjusted net earnings of $0.97 per diluted share for the first two quarters of 2017.  The increase in adjusted net earnings per diluted share resulted primarily from a lower LIFO charge, lower income tax expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by lower FIFO operating profit and increased interest expense.

LIQUIDITY AND CAPITAL  RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.3 billion of cash from operations during both the first two quarters of 2018 and 2017.  The cash provided by operating activities came from net earnings including non-controlling interests adjusted primarily for non-cash expenses of depreciation and amortization, LIFO charge, stock compensation, expense for company-sponsored pension plans, deferred income taxes, gain on sale of the convenience store business unit and the mark to market gain on Ocado securities.  Changes in working capital created a net cash inflow in both the first two quarters of 2018 and 2017.

The significant changes in net cash provided by operating activities in the first two quarters of 2018, compared to the first two quarters of 2017, resulted primarily from an increase in net earnings including noncontrolling interests and positive changes in working capital, partially offset by non-cash adjustments for the gain on sale of our convenience store business unit and the mark to market gain on Ocado securities and a decrease in long term liabilities due to payments for certain multi-employer pension funds.

Cash provided by operating activities for changes in working capital was $1.4 billion in the first two quarters of 2018 compared to $875 million in the first two quarters of 2017.  The increase in cash provided by operating activities for changes in working capital in the first two quarters of 2018, compared to 2017, was primarily due to the following:

•	A decrease in store deposits in-transit due to decreased sales in the last few days of the second quarter of 2018 compared to the end of the fourth quarter of 2017;

•

Positive working capital related to income taxes receivable and payable as a result of an overpayment of our fourth quarter 2017 estimated taxes and our estimated taxes on the gain on sale of our convenience store business unit; and

•	Increases in accrued incentive plan costs.

Cash paid for taxes increased in the first two quarters of 2018, compared with the first two quarters of 2017, primarily due to the payment of estimated taxes on the gain on sale of our convenience store business unit and lower estimated tax payments in the first two quarters of 2017 due to the $1 billion, $650 million net of tax, pension contribution made in 2017.

Net cash provided (used) by investing activities

Investing activities provided cash of $128 million in the first two quarters of 2018 compared to a use of cash for investing activities of $1.5 billion in the first two quarters of 2017.  The amount of cash provided by investing activities increased in the first two quarters of 2018 versus the first two quarters of 2017, primarily due to the net proceeds from the sale of our convenience store business unit, partially offset by the payment for our merger with Home Chef and the purchases of Ocado securities.

Restock free cash flow is an adjusted free cash flow measure calculated as net cash provided by operating activities minus: payments for property and equipment, excluding lease buyouts; payments for Home Chef, net of cash acquired and excluding the earnout; and purchases of Ocado securities.  We updated our definition of restock free cash flow during the second quarter of 2018 to more closely align with the performance metrics under our Restock Kroger plan.  Restock free cash flow was $1.2 billion in the first two quarters of 2018 compared to $1.8 billion in the first two quarters of 2017.  Restock free cash flow increases our flexibility when making decisions regarding share repurchases, dividends, debt levels, and other strategic investments.

Net cash used by financing activities

We used $3.4 billion of cash for financing activities in the first two quarters of 2018 compared to $1.4 billion during the first two quarters of 2017.  The amount of cash used for financing activities for the first two quarters of 2018, compared to the first two quarters of 2017, increased $2.0 billion primarily due to increased payments on commercial paper and share repurchases and a decrease in proceeds from the issuance of long-term debt.  We used a portion of the proceeds from the sale of our convenience store business unit to pay down outstanding commercial paper borrowings and fund a $1.2 billion ASR program, which was completed in the first two quarters of 2018.

Debt Management

As of August 18, 2018, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of August 18, 2018, we had $175 million of outstanding commercial paper and no borrowings under our revolving credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $6 million as of August 18, 2018.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants.  As of August 18, 2018, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $1.1 billion as of August 18, 2018 compared to fiscal year end 2017 debt of $15.6 billion. The decrease in 2018, compared to 2017, resulted primarily from net payments on commercial paper borrowings of $1.9 billion and the payment of $200 million of senior notes bearing an interest rate of 7.00%, partially offset by the issuance of our $1.0 billion term loan that has a variable interest rate.  The variable interest rate on the term loan was 2.92% as of August 18, 2018.  The sale of our convenience store business unit allowed us to pay down debt and fund our ASR program.

Interest Rate Risk Management

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of a commercial paper program, interest rate swaps (fair value hedges) and forward-starting interest rate swaps (cash flow hedges). Our current program relative to interest rate protection contemplates hedging the exposure to changes in the fair value of fixed-rate debt attributable to changes in interest rates. To do this, we use the following guidelines: (i) use average daily outstanding borrowings to determine annual debt amounts subject to interest rate exposure, (ii) limit the average annual amount subject to interest rate reset and the amount of floating rate debt to a combined total amount that represents 25% of the carrying value of our debt portfolio or less, (iii) include no leveraged products, and (iv) hedge without regard to profit motive or sensitivity to current mark-to-market status.

We review compliance with these guidelines annually with the Financial Policy Committee of the Board of Directors. These guidelines may change as our needs dictate.

Common Share Repurchase Program

During the second quarter of 2018, we invested $35 million to repurchase 1.2 million Kroger common shares at an average price of $28.45 per share.  In addition, the final delivery under the ASR program occurred during the second quarter of 2018, which included the settlement of the remaining 2.3 million Kroger common shares.  For the first two quarters of 2018, we invested $2.0 billion to repurchase 77.9 million Kroger common shares at an average price of $25.41 per share.  The shares repurchased in the first two quarters of 2018 were reacquired under two separate share repurchase programs.  The first is a series of Board of Director authorizations:

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

•	On April 19, 2018, our Board of Directors approved a $1.2 billion ASR program to reacquire shares in privately negotiated transactions. This program was exhausted during the second quarter of 2018.

As of August 18, 2018, there was $546 million remaining under the March 2018 Repurchase Program.

The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to approximate $5.9 billion, which includes anticipated requirements for working capital, capital investments, interest payments, a voluntary contribution to the company-sponsored pension plan and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the second quarter of 2018.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.1 billion of senior notes, $175 million of commercial paper and the $1.0 billion term loan maturing in the next twelve months, which are included in the $5.9 billion of estimated liquidity needs.  We expect to satisfy these obligations using cash generated from operations or asset sales and through issuing additional senior notes, a term loan or commercial paper on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL  INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $676 million for the second quarter of 2018, compared to $697 million for the second quarter of 2017.  Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.5 billion in the first two quarters of 2018 and $1.6 billion in the first two quarters of 2017.  During the rolling four quarter period ended with the second quarter of 2018, we opened, expanded or relocated 36 supermarkets and also completed 173 major within-the-wall remodels.  Total supermarket square footage at the end of the second quarter of 2018 remained consistent with the end of the second quarter of 2017.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2018 increased 0.7% over the end of the second quarter of 2017.

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

In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).” ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations.  We adopted ASU 2017-07 on February 4, 2018 and retrospectively applied it to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from our operating profit subtotal as reported in our Consolidated Statements of Operations, but remain included in net earnings before income tax expense.  Due to the adoption, we reclassified $6 million for the second quarter of 2017 and $14 million for the first two quarters of 2017, of non-service company-sponsored pension plan costs from operating profit to other income (expense) on our Consolidated Statements of Operations. Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in Note 4 to our Consolidated Financial Statements.

In January 2016, the FASB issued “Financial Instruments–Overall (Topic 825),” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments (ASU 2016-01). We adopted this ASU on February 4, 2018.  As a result of the adoption, we recorded a mark to market gain on Ocado securities, for those securities we owned as of the end of the second quarter of 2018, within the Consolidated Statements of Operations as opposed to a component of Other Comprehensive Income on our Consolidated Statements of Comprehensive Income.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for us in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a material increase on our Consolidated Balance Sheets for lease liabilities and right-of-use assets, and we are currently evaluating the other effects of adoption of this standard on our Consolidated Financial Statements.  This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. We believe our current off-balance sheet leasing commitments are reflected in our investment grade debt rating.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.”  ASU 2018-02 amends ASC 220, “Income Statement - Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under ASU 2018-02, we may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of this standard on our Consolidated Financial Statements.

SUPPLEMENTAL INFORMATION

Disaggregated Revenues

The following table presents sales revenue by type of product for the first, second, third and fourth quarters of 2017 and for the fiscal year ended February 3, 2018.  We included this information for comparability purposes to supplement the disaggregated revenue information included in Note 1.

	Quarters Ended								Fiscal Year Ended
	May 20, 2017		August 12, 2017		November 4, 2017		February 3, 2018		February 3, 2018
	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)	$17,927	49.4%	$13,536	49.1%	$13,698	49.4%	$15,711	50.6%	$60,872	49.6%
Fresh (2)	8,775	24.2%	6,745	24.4%	6,439	23.2%	7,182	23.2%	29,141	23.8%
Supermarket Fuel	3,817	10.5%	2,927	10.6%	3,141	11.3%	3,292	10.6%	13,177	10.7%
Pharmacy	3,198	8.8%	2,393	8.7%	2,462	8.9%	2,671	8.6%	10,724	8.7%
Convenience Stores	1,311	3.6%	1,048	3.8%	1,067	3.8%	1,089	3.5%	4,515	3.7%
Other (3)	1,257	3.5%	948	3.4%	942	3.4%	1,086	3.5%	4,233	3.5%

Total Sales and other revenue	$36,285	100%	$27,597	100%	$27,749	100%	$31,031	100%	$122,662	100%

(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)

Consists primarily of sales related to jewelry stores, food production plants to outside vendors, data analytic services, variable interest entities, specialty pharmacy, in-store health clinics, digital coupon services and other online  sales not included in the categories above.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “will,” “would,” “could,” “continue,” “range,” “guidance,” “possible,” “estimate,” “may,” “expect,” “goal,” “should,” “intend,” “believe,” “anticipate,” “plan,” “ongoing,” “predict,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.  These include the specific risk factors identified in “Risk Factors” and “Outlook” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified below.

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
•

We updated our GAAP net earnings guidance range to $3.88 to $4.03 per diluted share for 2018, from our previous range of $3.64 to $3.79. The increase in guidance is primarily due to the unrealized gain in Ocado shares, recorded in the second quarter of 2018.    The updated GAAP net earnings guidance does not reflect any ongoing changes in the market value of Ocado shares or changes in the fair value of contingent consideration because those cannot be predicted.

•	On an adjusted basis, the net earnings guidance range remains $2.00 to $2.15 per diluted share for 2018.
•	We continue to expect capital investments, excluding mergers, acquisitions, and purchases of leased facilities, to be approximately $3.0 billion in 2018.
•	We expect our 2018 tax rate to be approximately 22%. Excluding the 2018 Adjusted Items, we expect our 2018 tax rate to be approximately 20%.

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

•

Our ability to achieve sales, earnings, incremental FIFO operating margin and restock free cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertain pace of economic growth; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute on Restock Kroger; and the successful integration of merged companies and new partnerships. Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

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

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 18, 2018, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 18, 2018, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
May 27, 2018 to June 23, 2018	228,210	$25.62	228,210	$680
Second four weeks
June 24, 2018 to July 21, 2018- ASR	2,272,938	(5)	2,272,938	$546
June 24, 2018 to July 21, 2018- excluding ASR	1,898,275	$28.24	493,463	$546
Third four weeks
July 22, 2018 to August 18, 2018	515,497	$29.39	515,497	$546
Total	4,914,920	$28.24	3,510,108	$546

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2018 contained three 28-day periods.

(2)

Includes (i) shares repurchased under the March 2018 Repurchase Program and the ASR program, (ii)  shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iii) 1,404,812 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program, the March 2018 Repurchase Program and the ASR program.

(4)

The amounts shown in this column reflect the amount remaining under the March 2018 Repurchase Program and the ASR program as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The ASR program was exhausted during the second quarter of 2018.  The March 2018 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

(5)

In the first quarter of 2018, the Company entered into an accelerated share repurchase arrangement (“ASR”) to purchase $1.2 billion of the Company’s common stock.  The final delivery under the ASR program occurred during the second quarter of 2018, which included the settlement of the remaining 2,272,938 Kroger common shares.  In total, we invested $1.2 billion to repurchase 46,308,169 Kroger common shares at an average price of $25.91 per share.

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

EXHIBIT 3.2	-	The Company’s regulations are hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018.

EXHIBIT 4.1	-

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the SEC upon request.

EXHIBIT 10.1	-	Form of Performance Unit Award Under Long-Term Incentive Plans.
EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibit - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Index

EXHIBIT 3.1	-

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010, as amended by the Amendment to Amended Articles of Incorporation, which is hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

EXHIBIT 3.2	-	The Company’s regulations are hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018.

EXHIBIT 4.1	-

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the SEC upon request.

EXHIBIT 10.1	-	Form of Performance Unit Award Under Long-Term Incentive Plans.
EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 99.1	-	Additional Exhibit - Statement of Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 25, 2018	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 25, 2018	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer