Form 10-Q
period 2018-11-10
KROGER CO
filed 2018-12-18
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 10, 2018

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

There were 797,743,035 shares of Common Stock ($1 par value) outstanding as of December 12, 2018.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 10,	November 4,	November 10,	November 4,
(In millions, except per share amounts)	2018	2017	2018	2017
Sales	$27,672	$27,749	$93,071	$91,631

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,699	21,532	72,991	71,422
Operating, general and administrative	4,556	4,701	15,291	15,585
Rent	200	196	680	691
Depreciation and amortization	570	573	1,884	1,871

Operating profit	647	747	2,225	2,062

Other income (expense)
Interest expense	(142)	(136)	(479)	(453)
Non-service component of company-sponsored pension plan costs	(6)	(7)	(19)	(21)
Mark to market gain (loss) on Ocado securities	(100)	—	152	—
Gain on sale of business	—	—	1,782	—

Net earnings before income tax expense	399	604	3,661	1,588

Income tax expense	91	215	834	552

Net earnings including noncontrolling interests	308	389	2,827	1,036
Net loss attributable to noncontrolling interests	(9)	(8)	(24)	(17)

Net earnings attributable to The Kroger Co.	$317	$397	$2,851	$1,053

Net earnings attributable to The Kroger Co. per basic common share	$0.39	$0.44	$3.46	$1.16

Average number of common shares used in basic calculation	797	887	814	901

Net earnings attributable to The Kroger Co. per diluted common share	$0.39	$0.44	$3.43	$1.15

Average number of common shares used in diluted calculation	807	893	822	910

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 10,	November 4,	November 10,	November 4,
(In millions)	2018	2017	2018	2017
Net earnings including noncontrolling interests	$308	$389	$2,827	$1,036

Other comprehensive income (loss)
Realized gains on available for sale securities, net of income tax(1)	—	—	(4)	—
Change in pension and other postretirement defined benefit plans, net of income tax(2)	10	10	33	33
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	37	9	37	(26)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	1	3	2

Total other comprehensive income	48	20	69	9

Comprehensive income	356	409	2,896	1,045
Comprehensive loss attributable to noncontrolling interests	(9)	(8)	(24)	(17)
Comprehensive income attributable to The Kroger Co.	$365	$417	$2,920	$1,062

(1)	Amount is net of tax of $(1) for the first three quarters of 2018.
(2)

Amount is net of tax of $3 for the third quarter of 2018 and $5 for the third quarter of 2017.  Amount is net of tax of $10 for the first three quarters of 2018 and $19 for the first three quarters of 2017.

(3)

Amount is net of tax of $11 for the third quarter of 2018 and $5 for the third quarter of 2017.  Amount is net of tax of $10 for the first three quarters of 2018 and $(15) for the first three quarters of 2017.

(4)	Amount is net of tax of $1 for the third quarter of 2018 and 2017. Amount is net of tax of $3 for the first three quarters of 2018 and $2 for the first three quarters of 2017.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 10,	February 3,
(In millions, except par amounts)	2018	2018
ASSETS
Current assets
Cash and temporary cash investments	$429	$347
Store deposits in-transit	1,098	1,161
Receivables	1,510	1,637
FIFO inventory	8,368	7,781
LIFO reserve	(1,285)	(1,248)
Assets held for sale	172	604
Prepaid and other current assets	461	835
Total current assets	10,753	11,117

Property, plant and equipment, net	21,515	21,071
Intangibles, net	1,201	1,100
Goodwill	3,087	2,925
Other assets	1,585	984

Total Assets	$38,141	$37,197

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$3,371	$3,560
Trade accounts payable	6,505	5,858
Accrued salaries and wages	1,070	1,099
Liabilities held for sale	57	259
Other current liabilities	3,793	3,421
Total current liabilities	14,796	14,197

Long-term debt including obligations under capital leases and financing obligations	11,647	12,029
Deferred income taxes	1,738	1,568
Pension and postretirement benefit obligations	601	792
Other long-term liabilities	1,749	1,706

Total Liabilities	30,531	30,292

Commitments and contingencies see Note 8

SHAREHOLDERS’ EQUITY

Preferred shares, $100 per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2018 and 2017	1,918	1,918
Additional paid-in capital	3,209	3,161
Accumulated other comprehensive loss	(402)	(471)
Accumulated earnings	19,535	17,007
Common shares in treasury, at cost, 1,120 shares in 2018 and 1,048 shares in 2017	(16,608)	(14,684)

Total Shareholders’ Equity - The Kroger Co.	7,652	6,931
Noncontrolling interests	(42)	(26)

Total Equity	7,610	6,905

Total Liabilities and Equity	$38,141	$37,197

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Quarters Ended
	November 10,	November 4,
(In millions)	2018	2017
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,827	$1,036
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,884	1,871
LIFO charge	39	46
Stock-based employee compensation	115	118
Expense for company-sponsored pension plans	54	68
Deferred income taxes	148	267
Gain on sale of business	(1,782)	—
Mark to market gain on Ocado securities	(152)	—
Other	29	5
Changes in operating assets and liabilities net of effects from mergers and disposals of businesses:
Store deposits in-transit	63	(268)
Receivables	(95)	45
Inventories	(601)	(466)
Prepaid and other current assets	380	426
Trade accounts payable	666	620
Accrued expenses	270	26
Income taxes receivable and payable	259	143
Contribution to company-sponsored pension plans	(185)	(1,000)
Other	(186)	117

Net cash provided by operating activities	3,733	3,054

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,257)	(2,137)
Proceeds from sale of assets	76	120
Payments for acquisitions, net of cash acquired	(197)	(16)
Purchases of stores	(44)	—
Net proceeds from sale of business	2,169	—
Purchases of Ocado securities	(392)	—
Other	15	(2)

Net cash used by investing activities	(630)	(2,035)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,033	1,503
Payments on long-term debt	(258)	(769)
Net payments on commercial paper	(1,486)	(45)
Dividends paid	(324)	(333)
Proceeds from issuance of capital stock	55	31
Treasury stock purchases	(1,996)	(1,292)
Other	(45)	(84)

Net cash used by financing activities	(3,021)	(989)

Net increase in cash and temporary cash investments	82	30

Cash and temporary cash investments:
Beginning of year	347	322
End of period	$429	$352

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,257)	$(2,137)
Payments for lease buyouts	—	9
Changes in construction-in-progress payables	(49)	(149)
Total capital investments, excluding lease buyouts	$(2,306)	$(2,277)

Disclosure of cash flow information:
Cash paid during the year for interest	$424	$469
Cash paid during the year for income taxes	$376	$168

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710
Issuance of common stock:
Stock options exercised	—	—	—	(2)	31	—	—	—	31
Restricted stock issued	—	—	(115)	(2)	82	—	—	—	(33)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	45	(1,247)	—	—	—	(1,247)
Stock options exchanged	—	—	—	2	(45)	—	—	—	(45)
Share-based employee compensation	—	—	118	—	—	—	—	—	118
Other comprehensive income net of income tax of $6	—	—	—	—	—	9	—	—	9
Other	—	—	51	—	(67)	—	—	(19)	(35)
Cash dividends declared ($0.37 per common share)	—	—	—	—	—	—	(333)	—	(333)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,053	(17)	1,036

Balances at November 4, 2017	1,918	$1,918	$3,124	1,037	$(14,364)	$(706)	$16,263	$(24)	$6,211

Balances at February 3, 2018	1,918	$1,918	$3,161	1,048	$(14,684)	$(471)	$17,007	$(26)	$6,905
Issuance of common stock:
Stock options exercised	—	—	—	(4)	55	—	—	—	55
Restricted stock issued	—	—	(114)	(2)	72	—	—	—	(42)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	76	(1,927)	—	—	—	(1,927)
Stock options exchanged	—	—	—	2	(69)	—	—	—	(69)
Share-based employee compensation	—	—	115	—	—	—	—	—	115
Other comprehensive income net of income tax of $22	—	—	—	—	—	69	—	—	69
Other	—	—	47	—	(55)	—	—	8	—
Cash dividends declared ($0.405 per common share)	—	—	—	—	—	—	(323)	—	(323)
Net earnings including noncontrolling interests	—	—	—	—	—	—	2,851	(24)	2,827

Balances at November 10, 2018	1,918	$1,918	$3,209	1,120	$(16,608)	$(402)	$19,535	$(42)	$7,610

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

The unaudited information in the Consolidated Financial Statements for the third quarters and three quarters ended November 10, 2018 and November 4, 2017, includes the results of operations of the Company for the 12 and 40-week periods then ended.

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

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale.  Pharmacy sales are recorded when the product is provided to the customer.  Digital channel originated sales are recognized either upon pickup in store or upon delivery to the customer and may include shipping revenue. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a  reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a  receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of the Company’s stores or online, tender is accepted at the point of sale.  Certain pharmacy fees previously recorded as merchandise costs have been reclassified to be recorded as a reduction of sales.  Effective February 4, 2018, the Company prospectively reclassified $188 for the first three quarters of 2018 and $62 for the third quarter of 2018 of these pharmacy fees from merchandise costs to sales on the Company’s Consolidated Statements of Operations.  For pharmacy sales, collection of third party receivables is typically expected within three months or less from the time of purchase.  The third-party receivables from pharmacy sales are recorded in Receivables in the Company’s Consolidated Balance Sheets and were $681 as of November 10, 2018 and $571 as of February 3, 2018.

Gift Cards and Gift Certificates

The Company does not recognize a sale when it sells its own gift cards and gift certificates (collectively “gift cards”). Rather, it records a deferred revenue liability equal to the amount received. A  sale is then recognized when the gift cards are redeemed to purchase the Company’s products.  The Company’s gift cards do not expire.  While gift cards are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards.  The Company’s gift card deferred revenue liability was $91 as of November 10, 2018 and $90 as of February 3, 2018.

Disaggregated Revenues

The following table presents sales revenue by type of product for the third quarter and first three quarters of 2018 and 2017:

	Third Quarter Ended				Three Quarters Ended
	November 10, 2018		November 4, 2017		November 10, 2018		November 4, 2017
	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)	$13,771	49.8%	$13,698	49.4%	$45,797	49.2%	$45,161	49.3%
Fresh (2)	6,550	23.7%	6,439	23.2%	22,458	24.1%	21,959	24.0%
Supermarket Fuel	3,656	13.2%	3,141	11.3%	11,997	12.9%	9,885	10.8%
Pharmacy	2,503	9.0%	2,462	8.9%	8,131	8.8%	8,053	8.8%
Convenience Stores (3)		-%	1,067	3.8%	944	1.0%	3,426	3.7%
Other (4)	1,192	4.3%	942	3.4%	3,744	4.0%	3,147	3.4%

Total Sales and other revenue	$27,672	100%	$27,749	100%	$93,071	100%	$91,631	100%

(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)	The Company completed the sale of its convenience store business unit during the first quarter of 2018.
(4)

Consists primarily of sales related to jewelry stores, food production plants to outside parties, data analytic services, variable interest entities, specialty pharmacy, in-store health clinics, digital coupon services and other online sales not included in the categories above.

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

2.MERGER AND PARTNERSHIP AGREEMENTS

Merger Agreement

On June 22, 2018, the Company finalized the merger with Home Chef, a meal kit delivery company.  The merger will allow the Company to increase the availability of meal kits and expand its offerings to customers.  The Company completed the merger by purchasing 100% of the ownership interest in Home Chef, for $197 net of cash and cash equivalents of $30, in addition to future earnout payments of up to $500 over five years that are contingent on achieving certain milestones. The contingent consideration is based on future performance of both the online and offline business and the related customer engagement.  The fair value of the earnout liability in the amount of $91 recognized on the acquisition date was measured using unobservable (Level 3) inputs and is included in “Other long-term liabilities” within the Consolidated Balance Sheet.  The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results for both the online and offline businesses related to the Home Chef merger and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability.  Changes in the fair value of the earnout liability in future periods will be recorded in the Company’s results in the period of the change.

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

Of the $143 allocated to intangible assets, the Company recorded $99 and $44 related to customer relationships and the trade name, respectively.  The Company will amortize the customer relationships, using the cash flow trended method over seven years.  The goodwill recorded as part of the merger was attributable to the assembled workforce of Home Chef and operational synergies expected from the merger.  The merger was treated as a 30% stock purchase and 70% partnership interest purchase for income tax purposes.  The tax basis of the assets acquired and liabilities assumed for the portion of the transaction treated as a partnership interest purchase was stepped up, and the related goodwill is deductible for tax purposes.  The assets acquired and liabilities assumed for the portion treated as a stock purchase did not result in a step up of tax basis, and goodwill is not expected to be deductible for tax purposes.  The Company determined the Home Chef results of operations are not material.  Therefore the pro forma information is not required for fiscal year 2018 and 2017.

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

In addition, on May 17, 2018, the Company entered into a Share Subscription Agreement with Ocado, pursuant to which the Company agreed to purchase 33.1 ordinary shares of Ocado for an aggregate purchase price of $243.  The Company completed the purchase of these 33.1 shares on May 29, 2018.  This is in addition to 8.1 Ocado shares purchased earlier in the first quarter of 2018, and 6.5 additional shares purchased in the second quarter of 2018.  The equity investment in Ocado is measured at fair value through earnings.  The fair value of all shares owned, which is measured using level 1 inputs, was $544 at November 10, 2018 and is included in “Other assets” in the Company’s Consolidated Balance Sheets.  For the third quarter ended November 10, 2018, the Company recorded an unrealized loss of $100.  For the first three quarters ended November 10, 2018, the Company recorded an unrealized gain of $152, none of which was realized during the period as the Company did not sell any Ocado securities.

3.DEBT OBLIGATIONS

Long-term debt consists of:

	November 10,	February 3,
	2018	2018
1.50% to 8.00% Senior Notes due through 2048	$12,011	$12,201
5.63% to 12.75% Mortgages due in varying amounts through 2027	14	22
2.40% Commercial paper borrowings	635	2,121
3.09% Term Loan due 2019	1,000	—
Other	459	443

Total debt, excluding capital leases and financing obligations	14,119	14,787
Less current portion	(3,319)	(3,509)

Total long-term debt, excluding capital leases and financing obligations	$10,800	$11,278

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 10, 2018 and February 3, 2018.  At November 10, 2018, the fair value of total debt was $13,890 compared to a carrying value of $14,119.  At February 3, 2018, the fair value of total debt was $15,167 compared to a carrying value of $14,787.

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

4.BENEFIT  PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarters of 2018 and 2017.

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 10,	November 4,	November 10,	November 4,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$8	$—	$2	$2
Interest cost	31	42	2	3
Expected return on plan assets	(40)	(54)	—	—
Amortization of:
Prior service cost	—	—	(3)	(2)
Actuarial loss (gain)	18	19	(2)	(2)
Curtailment	—	1	—	—

Net periodic benefit cost	$17	$8	$(1)	$1

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2018 and 2017.

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 10,	November 4,	November 10,	November 4,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$29	$42	$6	$7
Interest cost	104	140	6	8
Expected return on plan assets	(134)	(182)	—	—
Amortization of:
Prior service cost	—	—	(9)	(6)
Actuarial loss (gain)	59	65	(7)	(7)
Curtailment	—	3	—	—

Net periodic benefit cost	$58	$68	$(4)	$2

Although,  the Company is not required to make any contributions to its company-sponsored pension plans in 2018, in the third quarter of 2018, the Company contributed $185, $117 net of tax, to the company-sponsored pension plan. This contribution was designated to the 2017 tax year in order to deduct the contributions at the previous year tax rate.  In the third quarter of 2017, the Company contributed $1,000 to the company-sponsored pension plans.

During the fourth quarter of 2018, the Company announced changes to certain non-union company-sponsored pension plans. See Note 12 for further discussion related to benefit plan changes.

The Company contributed $204 and $173 to employee 401(k) retirement savings accounts in the first three quarters of 2018 and 2017, respectively.

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

	Third Quarter Ended			Third Quarter Ended
	November 10, 2018			November 4, 2017
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$313	797	$0.39	$393	887	$0.44
Dilutive effect of stock options		10			6

Net earnings attributable to The Kroger Co. per diluted common share	$313	807	$0.39	$393	893	$0.44

	Three Quarters Ended			Three Quarters Ended
	November 10, 2018			November 4, 2017
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,820	814	$3.46	$1,044	901	$1.16
Dilutive effect of stock options		8			9

Net earnings attributable to The Kroger Co. per diluted common share	$2,820	822	$3.43	$1,044	910	$1.15

The Company had combined undistributed and distributed earnings to participating securities totaling $4 in each of the third quarters of 2018 and 2017.  For the first three quarters of 2018 and 2017, the Company had combined undistributed and distributed earnings to participating securities of $31 and $9, respectively.

The Company had options outstanding for approximately 11 million and 26 million shares during the third quarter of 2018 and 2017, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 11 million shares during the first three quarters of 2018 and 15 million shares in the first three quarters of 2017 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).” ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations.  The Company adopted ASU 2017-07 on February 4, 2018 and retrospectively applied it to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from the Company’s operating profit subtotal as reported in the Company’s Consolidated Statements of Operations, but remain included in net earnings before income tax expense.  Due to the adoption, the Company reclassified $7 million for the third quarter of 2017 and $21 million for the first three quarters of 2017, of non-service company-sponsored pension plan costs from operating profit to other income (expense) on the Company’s Consolidated Statements of Operations. Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in Note 4 to the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued “Financial Instruments–Overall (Topic 825),” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments (ASU 2016-01). The Company adopted this ASU on February 4, 2018.  As a result of the adoption, the Company recorded a mark to market gain (loss) on Ocado securities, for those securities the Company owned as of the end of the third quarter of 2018, within the Consolidated Statements of Operations as opposed to a component of Other Comprehensive Income on the Company’s Consolidated Statements of Comprehensive Income.

7.RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements. The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  This guidance will be effective for the Company in the first quarter of the Company’s fiscal year ending February 1, 2020.  The Company plans to apply the transition package of practical expedients permitted within the standard, which allows the Company to carryforward their historical lease classification, and to apply the transition option which does not require application of the guidance to comparative periods in the year of adoption.  The adoption of this ASU will result in a material increase on the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets.  While the Company is continuing to evaluate all potential impacts of the standard, the Company does not expect adoption to have a material impact on the Company’s consolidated net earnings or cash flows.  The Company’s evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the Company’s accounting policies and assessing opportunities to make certain changes to the Company’s business processes and lease accounting information technology system in order to determine the best implementation strategy.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.”  ASU 2018-02 amends ASC 220, “Income Statement - Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under ASU 2018-02, the Company may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on the Company’s Consolidated Financial Statements.

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

9.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2018 and 2017:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 28, 2017	$(2)	$—	$(713)	$(715)
OCI before reclassifications(2)	(26)	—	—	(26)
Amounts reclassified out of AOCI(3)	2	—	33	35
Net current-period OCI	(24)	—	33	9
Balance at November 4, 2017	$(26)	$—	$(680)	$(706)

Balance at February 3, 2018	$24	$4	$(499)	$(471)
OCI before reclassifications(2)	37	(4)	—	33
Amounts reclassified out of AOCI(3)	3	—	33	36
Net current-period OCI	40	(4)	33	69
Balance at November 10, 2018	$64	$—	$(466)	$(402)

(1)	All amounts are net of tax.
(2)

Net of tax of $(15) for cash flow hedging activities for the first three quarters of 2017.  Net of tax of $10 for cash flow hedging activities and $(1) for available for sale securities for the first three quarters of 2018.

(3)

Net of tax of $2 for cash flow hedging activities and $19 for pension and postretirement defined benefit plans for the first three quarters of 2017.  Net of tax of $3 for cash flow hedging activities and $10 for pension and postretirement defined benefit plans for the first three quarters of 2018.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarter and first three quarters of 2018 and 2017:

	Third Quarter Ended		Three Quarters Ended
	November 10,	November 4,	November 10,	November 4,
	2018	2017	2018	2017
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$6	$4
Tax expense	(1)	(1)	(3)	(2)
Net of tax	1	1	3	2

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense(2)	13	15	43	52
Tax expense	(3)	(5)	(10)	(19)
Net of tax	10	10	33	33
Total reclassifications, net of tax	$11	$11	$36	$35

(1)	Reclassified from AOCI into interest expense.
(2)

Reclassified from AOCI into non-service component of company-sponsored pension plan costs.  These components are included in the computation of net periodic pension expense (see Note 4 for additional details).

10.INCOME TAXES

The effective income tax rate was 22.8% in the third quarter of 2018, compared to 35.6% in the third quarter of 2017. The effective income tax rate for the third quarter of 2018 differed from the federal statutory rate primarily due to the effect of state income taxes and an IRS audit that resulted in a reduction of prior year tax deductions at pre-Tax Reform rates and an increase in future tax deductions at post-Tax Reform rates, partially offset by the utilization of tax credits and deductions and favorable provision to return adjustments.  The rate for the third quarter of 2018 is lower than the rate for the third quarter of 2017 primarily due to a reduction in the federal statutory rate enacted by the Tax Cuts and Jobs Act.

The effective income tax rate was 22.8% for the first three quarters of 2018, compared to 34.8% for the first three quarters of 2017. The effective income tax rate for the first three quarters of 2018 differed from the federal statutory rate primarily due to the effect of state income taxes and an IRS audit that resulted in a reduction of prior year tax deductions at pre-Tax Reform rates and an increase in future tax deductions at post-Tax Reform rates, partially offset by the utilization of tax credits and deductions, favorable provision to return adjustments and the benefit from favorable settlements of certain state tax items. The rate for the first three quarters of 2018 is lower than the rate for the first three quarters of 2017 primarily due to a reduction in the federal statutory rate enacted by the Tax Cuts and Jobs Act.

11.HELD FOR SALE AND DISPOSAL OF BUSINESS

During the second quarter of 2018, the Company announced that as a result of a review of its assets, the Company has decided to explore strategic alternatives for its Turkey Hill Dairy business, including a potential sale.

The following table presents information related to the major classes of assets and liabilities of all businesses, including Turkey Hill Dairy and You Technology, that were held for sale as of November 10, 2018:

November 10,
(In millions)	2018
Assets held for sale:
Cash and temporary cash investments	$2
Receivables	71
FIFO inventory	20
LIFO reserve	(1)
Prepaid and other current assets	5
Property, plant and equipment, net	74
Goodwill	1
Total assets held for sale	$172

Liabilities held for sale:
Trade accounts payable	$33
Accrued salaries and wages	8
Other current liabilities	16
Total liabilities held for sale	$57

The Company believes sales of these businesses are probable as of November 10, 2018. The businesses classified as held for sale will not be reported as discontinued operations as the dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

Certain assets and liabilities, primarily those related to the Company’s convenience store business unit, were classified as held for sale in the Consolidated Balance Sheets beginning in the third quarter of 2017.  On April 20, 2018, the Company completed the sale of its convenience store business unit for $2,169.  The Company recognized a net gain on this sale for $1,782, $1,360 net of tax, in the first three quarters of 2018.

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

12.SUBSEQUENT EVENTS

During the fourth quarter of 2018, the Company announced changes to certain non-union company-sponsored pension plans. The Company will freeze the compensation and service periods used to calculate pension benefits for active employees who participate in the affected pension plans as of December 31, 2019. Beginning January 1, 2020, the affected active employees will no longer accrue additional benefits for future service and eligible compensation received under these plans. The Company expects the financial effects of these changes will not be material to the financial statements for the year ending February 3, 2019.

On December 18, 2018, the Company announced that it had entered into a definitive agreement to sell its You Technology business, subject to customary closing conditions and any regulatory reviews.  The transaction will result in a material gain and will be included in “Gain on sale of business” in the Consolidated Statements of Operations once it is completed.

In 2016, the Company received a financial instrument as part of the consideration for entering into certain agreements with a third party.  In the fourth quarter of 2018, a transaction occurred that resulted in the settlement of the financial instrument.  As a result of the settlement the Company received cash proceeds of $235.  The Company will recognize a loss on settlement of $42 in the fourth quarter of 2018, as the financial instrument was valued at $277 prior to the settlement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted operating net earnings, adjusted operating net earnings per diluted share and Restock Kroger free cash flow because management believes these metrics are useful to investors and analysts for the reasons explained below.  These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings, net earnings per diluted share and net cash provided or used by operating or investing activities or any other GAAP measure of performance.  These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

We calculate FIFO gross margin as FIFO gross profit divided by sales.  FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge.  Merchandise costs exclude depreciation and rent expenses.  FIFO gross margin is an important measure used by management as management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

We calculate FIFO operating profit as operating profit excluding the LIFO charge.  FIFO operating profit is an important measure used by management as management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness.

The adjusted operating net earnings and adjusted operating net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods.  We believe adjusted operating net earnings and adjusted operating net earnings per diluted share are useful metrics to investors and analysts because they present more accurate quarter-over-quarter comparisons for our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations.  Net earnings for the first three quarters of 2018 include the following, which we define as the “2018 Adjusted Items”:

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

•

Gains in other income (expense) of $1.8 billion, $1.4 billion net of tax, related to the sale of our convenience store business unit and $152 million, $115 million net of tax, for the mark to market gain on Ocado securities (the “2018 Other Income (Expense) Adjusted Items”).

Net earnings for the third quarter of 2018 include a loss in other income (expense) of $100 million, $77 million net of tax, for the mark to market loss on Ocado securities (the “2018 Third Quarter Other Income (Expense) Adjusted Item”).

Similarly, net earnings for the first three quarters of 2017 include $199 million, $126 million net of tax, related to the withdrawal obligations for certain multi-employer pension funds and $184 million, $117 million net of tax, related to the voluntary retirement offering (“VRO”) (together, the “2017 Adjusted Items”).  There were no adjusted items in the third quarter of 2017.

Restock Kroger free cash flow is an adjusted free cash flow measure calculated as net cash provided by operating activities minus: payments for property and equipment, excluding lease buyouts; payments for Home Chef, net of cash acquired and excluding the earnout; and purchases of Ocado securities.  We updated our definition of Restock Kroger free cash flow during the second quarter of 2018 to more closely align with the performance metrics under our Restock Kroger plan.  Restock Kroger free cash flow is an important measure used by management to evaluate available funding for share repurchases, dividends, other strategic investments and managing debt levels.  Management believes Restock Kroger free cash flow is a useful metric to investors and analysts because it demonstrates our ability to make share repurchases and other strategic investments, pay dividends and manage debt levels.

OVERVIEW

Notable items for the third quarter and first three quarters of 2018 are:

•

Net earnings per diluted share of $0.39 for the third quarter and $3.43 for the first three quarters.  The third quarter includes a net loss per diluted share of $0.09 for the mark to market loss on Ocado securities.  The first three quarters include net earnings per diluted share of $0.14 for the mark to market gain on Ocado securities and $1.64 for the gain on sale of our convenience store business unit.

•	Adjusted operating net earnings per diluted share of $0.48 for the third quarter and $1.63 for the first three quarters of 2018.
•	Identical sales, excluding fuel, increased 1.6% for the third quarter and 1.7% for the first three quarters of 2018.
•

Digital revenue grew over 60% in the third quarter of 2018 and approximately 60% in the first three quarters of 2018, driven by ClickList.  Digital revenue primarily includes revenue from all curbside pickup locations and online sales.

•	Sold our convenience store business unit for $2.17 billion.
•	Announced Ocado partnership and completed our merger with Home Chef.
•

During the first three quarters of 2018, we returned $2.3 billion to shareholders from share repurchases and dividend payments, which includes $1.2 billion repurchased with after tax proceeds from the sale of our convenience store business unit under a $1.2 billion accelerated stock repurchase (“ASR”) program.

•	Net cash provided by operating activities was $3.7 billion in the first three quarters of 2018 compared to $3.1 billion in the first three quarters of 2017.
•	Restock Kroger free cash flow was $887 million in the first three quarters of 2018 compared to $926 million in the first three quarters of 2017.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted operating net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted operating net earnings attributable to The Kroger Co. per diluted common share, excluding the 2018 and 2017 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 10,	November 4,	Percentage	November 10,	November 4,	Percentage
	2018	2017	Change	2018	2017	Change
Net earnings attributable to The Kroger Co.	$317	$397		$2,851	$1,053

(Income) expense adjustments
Adjustments for pension plan agreements (1)(2)	—	—		(10)	126
Adjustment for VRO (1)(3)	—	—		—	117
Adjustment for gain on sale of convenience store business (1)(4)	—	—		(1,360)	—
Adjustment for mark to market (gain) loss on Ocado securities (1)(5)	77	—		(115)	—
Adjustment for depreciation related to held for sale assets (1)(6)	—	—		(11)	—
2018 and 2017 Adjusted Items	77	—		(1,496)	243

Operating net earnings attributable to The Kroger Co. excluding the Adjusted Items	$394	$397	(0.8)%	$1,355	$1,296	4.6%

Net earnings attributable to The Kroger Co. per diluted common share	$0.39	$0.44		$3.43	$1.15

(Income) expense adjustments
Adjustments for pension plan agreements (7)	—	—		(0.01)	0.13
Adjustment for VRO (7)	—	—		—	0.13
Adjustment for gain on sale of convenience store business (7)	—	—		(1.64)	—
Adjustment for mark to market (gain) loss on Ocado securities (7)	0.09	—		(0.14)	—
Adjustment for depreciation related to held for sale assets (7)	—	—		(0.01)	—
2018 and 2017 Adjusted Items	0.09	—		(1.80)	0.26

Adjusted operating net earnings attributable to The Kroger Co. per diluted common share	$0.48	$0.44	9.1%	$1.63	$1.41	15.6%

Average number of common shares used in diluted calculation	807	893		822	910

(1)	The amounts presented represent the after-tax effect of each adjustment.
(2)	The pre-tax adjustments for pension plan agreements were ($13) and $199 in 2018 and 2017, respectively.
(3)	The pre-tax adjustment for VRO was $184.
(4)	The pre-tax adjustment for gain on sale of convenience store business was ($1,782).
(5)	The pre-tax adjustment for mark to market (gain) loss on Ocado securities was $100 in the third quarter of 2018 and ($152) for 2018.
(6)	The pre-tax adjustment for depreciation related to held for sale assets was ($14).
(7)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 10,	Percentage	November 4,	Percentage	November 10,	Percentage	November 4,	Percentage
	2018	Change (2)	2017	Change (3)	2018	Change (4)	2017	Change (5)
Total sales to retail customers without fuel	$23,816	1.9%	$23,363	3.0%	$79,483	2.2%	$77,735	3.2%
Supermarket fuel sales	3,656	16.4%	3,141	15.7%	11,997	21.4%	9,885	14.2%
Convenience stores (6)	—	(100.0)%	1,067	8.4%	944	(72.4)%	3,426	7.6%
Other sales (1)	200	12.4%	178	(0.6)%	647	10.6%	585	5.8%

Total sales	$27,672	(0.3)%	$27,749	4.5%	$93,071	1.6%	$91,631	4.5%

(1)	Other sales primarily relate to sales at food production plants to outside vendors, data analytic services, and digital coupon services.
(2)	This column represents the percentage change in the third quarter of 2018, compared to the third quarter of 2017.
(3)	This column represents the percentage change in the third quarter of 2017, compared to the third quarter of 2016.
(4)	This column represents the percentage change in the first three quarters of 2018, compared to the first three quarters of 2017.
(5)	This column represents the percentage change in the first three quarters of 2017, compared to the first three quarters of 2016.
(6)	We completed the sale of our convenience store business unit during the first quarter of 2018.

Total sales decreased in the third quarter of 2018, compared to the third quarter of 2017, by 0.3%.  This decrease was primarily due to the sale of our convenience store business unit, partially offset by our increases in total sales to retail customers without fuel and supermarket fuel sales.  The increase in total sales to retail customers without fuel for the third quarter of 2018, compared to the third quarter of 2017, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 1.6%.  Identical sales, excluding fuel, for the third quarter of 2018, compared to the third quarter of 2017, increased primarily due to an increase in the number of households shopping with us, changes in product mix and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers.  Total supermarket fuel sales increased 16.4% in the third quarter of 2018, compared to the third quarter of 2017, primarily due to an increase in the average retail fuel price of 14.9% and an increase in fuel gallons sold of 1.2%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

Total sales increased in the first three quarters of 2018, compared to the first three quarters of 2017, by 1.6%.  This increase was primarily due to our increases in total sales to retail customers without fuel and supermarket fuel sales, partially offset by a reduction in convenience store sales due to the sale of our convenience store business unit.  The increase in total sales to retail customers without fuel for the first three quarters of 2018, compared to the first three quarters of 2017, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 1.7%.  Identical sales, excluding fuel, for the first three quarters of 2018, compared to the first three quarters of 2017, increased primarily due to an increase in the number of households shopping with us, changes in product mix and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers.  Total supermarket fuel sales increased 21.4% in the first three quarters of 2018, compared to the first three quarters of 2017, primarily due to an increase in the average retail fuel price of 19.0% and an increase in fuel gallons sold of 1.9%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses, jewelry and ship-to-home solutions.  We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters.  Additionally, sales from all acquired businesses are treated as identical as if they were part of the Company in the prior year.  Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth.  As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales.  We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies.  Certain pharmacy fees recorded as a reduction of sales have been comparatively reflected in the identical sales calculation.  Our identical sales results are summarized in the following table.  We used the identical sales dollar figures presented below to calculate percentage changes for the third quarter and first three quarters of 2018.

Identical Sales

($ in millions)

	Third Quarter Ended
	November 10,	Percentage	November 4,	Percentage
	2018	Change (1)	2017	Change (2)
Excluding fuel centers	$23,323	1.6%	$22,945	1.3%

(1)	This column represents the percentage change in identical sales in the third quarter of 2018, compared to the third quarter of 2017.
(2)	This column represents the percentage change in identical sales in the third quarter of 2017, compared to the third quarter of 2016.

	Three Quarters Ended
	November 10,	Percentage	November 4,	Percentage
	2018	Change (1)	2017	Change (2)
Excluding fuel centers	$77,374	1.7%	$76,065	0.6%

(1)	This column represents the percentage change in identical sales in the first three quarters of 2018, compared to the first three quarters of 2017.
(2)	This column represents the percentage change in identical sales in the first three quarters of 2017, compared to the first three quarters of 2016.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation.    Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.59% for the third quarter of 2018, as compared to 22.41% for the third quarter of 2017.  The decrease in the third quarter of 2018, compared to the third quarter of 2017, resulted primarily from the timing and size of continued investments in lower prices for our customers, increased transportation and advertising costs, as a percentage of sales, growth of the specialty pharmacy business and a higher LIFO charge, partially offset by improved merchandise costs, growth in Our Brands products which have a higher gross margin compared to national brand products, and decreased shrink, as a percentage of sales.

Our gross margin rate, as a percentage of sales, was 21.57% for the first three quarters of 2018, as compared to 22.05% for the first three quarters of 2017.  The decrease in the first three quarters of 2018, compared to the first three quarters of 2017, resulted primarily from continued investments in lower prices for our customers and increased transportation and advertising costs, as a percentage of sales, partially offset by improved merchandise costs, growth in Our Brands products which have a higher gross margin compared to national brand products, and decreased shrink, as a percentage of sales.

Our LIFO charge was $12 million for the third quarter of 2018 compared to $3 million for the third quarter of 2017.  Our LIFO charge was $38 million for the first three quarters of 2018 compared to $46 million for the first three quarters of 2017.  Our decreased LIFO charge for the first three quarters of 2018, compared to the first three quarters of 2017, reflects our lower expected annualized product cost inflation through three quarters of 2018 compared to 2017, primarily related to pharmacy.

Our FIFO gross margin rate, which excludes the third quarter LIFO charge, was 21.63% for the third quarter of 2018, as compared to 22.42% for the third quarter of 2017.  Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, our FIFO gross margin rate decreased 91 basis points in the third quarter of 2018, compared to the third quarter of 2017.  This decrease resulted primarily from our lower gross margin rate, excluding the effect of the LIFO charge and fuel, which has been described above.

Our FIFO gross margin rate, which excludes the first three quarters LIFO charge, was 21.62% for the first three quarters of 2018, as compared to 22.11% for the first three quarters of 2017.  Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, our FIFO gross margin rate decreased 43 basis points in the first three quarters of 2018, compared to the first three quarters of 2017.  This decrease resulted primarily from our lower gross margin rate, excluding the effect of the LIFO charge and fuel, which has been described above.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.47% for the third quarter of 2018, as compared to 16.94% for the third quarter of 2017.  This decrease resulted primarily from effective cost controls due to process changes, decreased multi-employer pension plan costs and decreases in incentive plan costs and utilities, partially offset by investments in our digital strategy and increased healthcare costs.  Our multi-employer pension plan costs decreased in the third quarter of 2018, compared to the third quarter of 2017, due to our incremental contribution of $111 million, $69 million net of tax, to the UFCW Consolidated Pension Plan in the third quarter of 2017 (“2017 UFCW Contribution”).  Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel and the 2017 UFCW Contribution, our OG&A rate decreased 20 basis points in the third quarter of 2018, compared to the third quarter of 2017.  This decrease resulted primarily from effective cost controls due to process changes and decreases in incentive plan costs and utilities, partially offset by investments in our digital strategy and increased healthcare costs.

OG&A expenses, as a percentage of sales, were 16.43% for the first three quarters of 2018, as compared to 17.01% for the first three quarters of 2017.  This decrease resulted primarily from effective cost controls due to process changes, decreased utilities, the 2018 OG&A Adjusted Item, the 2017 Adjusted Items, and the 2017 UFCW Contribution, partially offset by investments in our digital strategy and increased incentive plan costs and credit card fees.  Excluding the effect of fuel, the 2018 OG&A Adjusted Item, the 2017 Adjusted Items, and the 2017 UFCW Contribution, our OG&A rate increased 6 basis points in the first three quarters of 2018, compared to the first three quarters of 2017.  This increase resulted primarily from increased incentive plan costs and credit card fees, partially offset by effective cost controls due to process changes.

Rent Expense

Rent expense increased, as a percentage of sales, for the third quarter of 2018 compared to the third quarter of 2017.  This increase resulted primarily from the sale of our convenience store business unit, which had a lower rent expense, as a percentage of sales.

Rent expense decreased, as a percentage of sales, for the first three quarters of 2018 compared to the first three quarters of 2017.  This decrease resulted primarily from decreased closed store liabilities, partially offset by the sale of our convenience store business unit, which had a lower rent expense, as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased, as a percentage of sales, in both the third quarter and first three quarters of 2018, compared to the same periods of 2017, due to higher fuel sales, which decreases our depreciation expense as a percentage of sales, partially offset by additional depreciation on capital investments, excluding mergers and lease buyouts of $3.0 billion, during the rolling four quarter period ending with the third quarter of 2018.

Operating Profit and FIFO Operating Profit

Operating profit was $647 million, or 2.34% of sales, for the third quarter of 2018, compared to $747 million, or 2.69% of sales, for the third quarter of 2017.  Operating profit, as a percentage of sales, decreased 35 basis points in the third quarter of 2018, compared to the third quarter of 2017, due to a lower gross margin rate, a higher LIFO charge and increased rent expense, as a percentage of sales, partially offset by decreased OG&A and depreciation and amortization expenses, as a percentage of sales.

Operating profit was $2.2 billion, or 2.39% of sales, for the first three quarters of 2018, compared to $2.1 billion, or 2.25% of sales, for the first three quarters of 2017.  Operating profit, as a percentage of sales, increased 14 basis points in the first three quarters of 2018, compared to the first three quarters of 2017, due to decreased OG&A, rent and depreciation and amortization expenses, as a percentage of sales, and a lower LIFO charge, partially offset by a lower gross margin rate.

FIFO operating profit was $659 million, or 2.38% of sales, for the third quarter of 2018, compared to $750 million, or 2.70% of sales, for the third quarter of 2017.  FIFO operating profit, as a percentage of sales, excluding fuel decreased 26 basis points in the third quarter of 2018, compared to the third quarter of 2017, due to a lower gross margin rate and increased rent expense, as a percentage of sales, partially offset by decreased OG&A expense, as a percentage of sales.

FIFO operating profit was $2.3 billion, or 2.43% of sales, for the first three quarters of 2018, compared to $2.1 billion, or 2.30% of sales, for the first three quarters of 2017.  FIFO operating profit, as a percentage of sales, excluding fuel, the 2018 and 2017 Adjusted Items and the 2017 UFCW Contribution, decreased 48 basis points in the first three quarters of 2018, compared to the first three quarters of 2017, due to a lower gross margin rate and increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by decreased rent expense, as a percentage of sales.

Specific factors of the above operating trends under operating profit and FIFO operating profit are discussed earlier in this section.

Income Taxes

The effective income tax rate was 22.8% in the third quarter of 2018, compared to 35.6% in the third quarter of 2017. The effective income tax rate for the third quarter of 2018 differed from the federal statutory rate primarily due to the effect of state income taxes and an IRS audit that resulted in a reduction of prior year tax deductions at pre-Tax Reform rates and an increase in future tax deductions at post-Tax Reform rates, partially offset by the utilization of tax credits and deductions and favorable provision to return adjustments.  The rate for the third quarter of 2018 is lower than the rate for the third quarter of 2017 primarily due to a reduction in the federal statutory rate enacted by the Tax Cuts and Jobs Act.

The effective income tax rate was 22.8% for the first three quarters of 2018, compared to 34.8% for the first three quarters of 2017. The effective income tax rate for the first three quarters of 2018 differed from the federal statutory rate primarily due to the effect of state income taxes and an IRS audit that resulted in a reduction of prior year tax deductions at pre-Tax Reform rates and an increase in future tax deductions at post-Tax Reform rates, partially offset by the utilization of tax credits and deductions, favorable provision to return adjustments and the benefit from favorable settlements of certain state tax items. The rate for the first three quarters of 2018 is lower than the rate for the first three quarters of 2017 primarily due to a reduction in the federal statutory rate enacted by the Tax Cuts and Jobs Act.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.39 per diluted share for the third quarter of 2018 represented a decrease of 11.4% from net earnings of $0.44 per diluted share for the third quarter of 2017.  Adjusted operating net earnings of $0.48 per diluted share for the third quarter of 2018 represented an increase of 9.1% from adjusted operating net earnings of $0.44 per diluted share for the third quarter of 2017.  The increase in adjusted operating net earnings per diluted share resulted primarily from lower income tax expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by lower FIFO operating profit, a higher LIFO charge and increased interest expense.

Net earnings of $3.43 per diluted share for the first three quarters of 2018 represented an increase of 198.3% from net earnings of $1.15 per diluted share for the first three quarters of 2017.  Adjusted operating net earnings of $1.63 per diluted share for the first three quarters of 2018 represented an increase of 15.6% from adjusted operating net earnings of $1.41 per diluted share for the first three quarters of 2017.  The increase in adjusted operating net earnings per diluted share resulted primarily from a lower LIFO charge, lower income tax expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by lower FIFO operating profit and increased interest expense.

LIQUIDITY AND CAPITAL  RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.7 billion of cash from operations during the first three quarters of 2018 compared to $3.1 billion during the first three quarters of 2017.  The increase in net cash provided by operating activities in the first three quarters of 2018, compared to the first three quarters of 2017, resulted primarily from an increase in net earnings including noncontrolling interests, positive changes in working capital and reduced contributions to the company sponsored pension plans, partially offset by non-cash adjustments for the gain on sale of our convenience store business unit and the mark to market gain on Ocado securities.

Cash provided by operating activities for changes in working capital was $942 million in the first three quarters of 2018 compared to $526 million in the first three quarters of 2017.  The increase in cash provided by operating activities for changes in working capital in the first three quarters of 2018, compared to 2017, was primarily due to the following:

•	A decrease in store deposits in-transit due to decreased sales in the last few days of the third quarter of 2018 compared to the end of the fourth quarter of 2017;

•	Increases in accrued incentive plan costs and accrued payroll due to the timing of our quarter end date; and

•	Positive working capital related to income taxes receivable and payable as a result of an overpayment of our fourth quarter 2017 estimated taxes and our estimated taxes on the gain on sale of our convenience store business unit; partially offset by

•	Higher third-party payor receivables due to increasing pharmacy sales and the timing of third-party payments;

•	Increased inventory purchases due to store growth and new distribution centers.

Cash paid for taxes increased in the first three quarters of 2018, compared with the first three quarters of 2017, primarily due to the payment of estimated taxes on the gain on sale of our convenience store business unit and lower estimated tax payments in the first three quarters of 2017 due to the $1 billion, $650 million net of tax, pension contribution made in 2017.

Net cash used by investing activities

Investing activities used cash of $630 million in the first three quarters of 2018 compared to $2.0 billion in the first three quarters of 2017.  The amount of cash used by investing activities decreased in the first three quarters of 2018 compared to the first three quarters of 2017, primarily due to the net proceeds from the sale of our convenience store business unit, partially offset by the payment for our merger with Home Chef and the purchases of Ocado securities.

Net cash used by financing activities

We used $3.0 billion of cash for financing activities in the first three quarters of 2018 compared to $1.0 billion during the first three quarters of 2017.  The amount of cash used for financing activities for the first three quarters of 2018, compared to the first three quarters of 2017, increased $2.0 billion primarily due to increased payments on commercial paper and share repurchases and a decrease in proceeds from the issuance of long-term debt, partially offset by a reduction in payments on long-term debt.  We used a portion of the proceeds from the sale of our convenience store business unit to pay down outstanding commercial paper borrowings and fund a $1.2 billion ASR program, which was completed in the second quarter of 2018.

Debt Management

As of November 10, 2018, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of November 10, 2018, we had $635 million of outstanding commercial paper and no borrowings under our revolving credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $5 million as of November 10, 2018.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants.  As of November 10, 2018, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $571 million as of November 10, 2018 compared to our fiscal year end 2017 debt of $15.6 billion. The decrease in 2018, compared to 2017, resulted primarily from net payments on commercial paper borrowings of $1.5 billion and the payment of $200 million of senior notes bearing an interest rate of 7.00%, partially offset by the issuance of our $1.0 billion term loan that has a variable interest rate.  The variable interest rate on the term loan was 3.09% as of November 10, 2018.  The sale of our convenience store business unit allowed us to pay down debt and fund our ASR program.

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

Common Share Repurchase Program

During the third quarter of 2018, we invested $17 million to repurchase 582 thousand Kroger common shares at an average price of $30.03 per share.  For the first three quarters of 2018, we invested $2.0 billion to repurchase 78.4 million Kroger common shares at an average price of $25.44 per share.  The shares repurchased in the first three quarters of 2018 were reacquired under two separate share repurchase programs.  The first is a series of Board of Director authorizations:

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

As of November 10, 2018, there was $546 million remaining under the March 2018 Repurchase Program.

The second is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

Dividends

We paid dividends of $113 million for the third quarter of 2018 and $324 million for the first three quarters of 2018.  We paid dividends of $113 million for the third quarter of 2017 and $333 million for the first three quarters of 2017.  Dividends declared per common share was $0.140 for the third quarter of 2018, compared to $0.125 for the third quarter of 2017.  Dividends declared per common share was $0.405 for the first three quarters of 2018, compared to $0.370 for the first three quarters of 2017.  We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our net earnings and other factors, including approval by our Board.

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to approximate $6.6 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the third quarter of 2018.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets.  Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.6 billion of senior notes, $635 million of commercial paper and the $1.0 billion term loan maturing in the next twelve months, which are included in the $6.6 billion of estimated liquidity needs.  We expect to satisfy these obligations using cash generated from operations or asset sales and through issuing additional senior notes, a term loan or commercial paper on favorable terms based on our past experience.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL  INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $782 million for the third quarter of 2018, compared to $658 million for the third quarter of 2017.  Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.3 billion in both the first three quarters of 2018 and the first three quarters of 2017.  During the rolling four quarter period ended with the third quarter of 2018, we opened, expanded or relocated 27 supermarkets and also completed 165 major within-the-wall remodels.  Total supermarket square footage at the end of the third quarter of 2018 increased 0.1% from the end of the third quarter of 2017.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2018 increased 0.9% over the end of the third quarter of 2017.

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

In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).” ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations.  We adopted ASU 2017-07 on February 4, 2018 and retrospectively applied it to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from our operating profit subtotal as reported in our Consolidated Statements of Operations, but remain included in net earnings before income tax expense.  Due to the adoption, we reclassified $7 million for the third quarter of 2017 and $21 million for the first three quarters of 2017, of non-service company-sponsored pension plan costs from operating profit to other income (expense) on our Consolidated Statements of Operations. Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in Note 4 to our Consolidated Financial Statements.

In January 2016, the FASB issued “Financial Instruments–Overall (Topic 825),” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments (ASU 2016-01). We adopted this ASU on February 4, 2018.  As a result of the adoption, we recorded a mark to market gain (loss) on Ocado securities, for those securities we owned as of the end of the third quarter of 2018, within the Consolidated Statements of Operations as opposed to a component of Other Comprehensive Income on our Consolidated Statements of Comprehensive Income.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements. The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  This guidance will be effective for us in the first quarter of our fiscal year ending February 1, 2020.  We plan to apply the transition package of practical expedients permitted within the standard, which allows us to carryforward our historical lease classification, and to apply the transition option which does not require application of the guidance to comparative periods in the year of adoption.  The adoption of this ASU will result in a material increase on our Consolidated Balance Sheets for lease liabilities and right-of-use assets.  While we are continuing to evaluate all potential impacts of the standard, we do not expect adoption to have a material impact on our consolidated net earnings or cash flows.  Our evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing our accounting policies and assessing opportunities to make certain changes to our business processes and lease accounting information technology system in order to determine the best implementation strategy. We believe our current off-balance sheet leasing commitments are reflected in our investment grade debt rating.

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
(3)

Consists primarily of sales related to jewelry stores, food production plants to outside parties, data analytic services, variable interest entities, specialty pharmacy, in-store health clinics, digital coupon services and other online sales not included in the categories above.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “achieve,” “anticipate,” “believe,” “can,” “commitment,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “growing,” “growth,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “predicted,” “preliminary,” “projection,” “range,” “schedule,” “seek,” “should,” “strategy,”  “target,” “will,” “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.  These include the specific risk factors identified in “Risk Factors” and “Outlook” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified below.

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

•

Our GAAP net earnings guidance range is now $3.80 to $3.95 per diluted share for 2018. The previous GAAP range was $3.88 to $4.03 per diluted share.    The change in GAAP guidance is due to the third quarter market value adjustment of $0.09 per diluted share for our investment in Ocado shares and does not reflect any future changes in the market value of Ocado shares, which cannot be predicted.

•	On an adjusted basis, we maintained our operating net earnings guidance range of $2.00 to $2.15 per diluted share for 2018.

•	We also reconfirmed our identical sales guidance, excluding fuel, for the remainder of the year. We expect second half results to be similar to first half results.

•	We continue to expect Restock Kroger to generate more than $6.5 billion of Restock Kroger free cash flow over three years from 2018 to 2020.

•	We continue to expect capital investments, excluding mergers, acquisitions, and purchases of leased facilities, to be approximately $3.0 billion in 2018.

•	We expect our 2018 tax rate to be approximately 23%. Excluding the 2018 Adjusted Items, we expect our 2018 tax rate to be approximately 21%.

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

•

Our ability to achieve sales, earnings, incremental FIFO operating profit and Restock Kroger free cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, changes in tariffs, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertain pace of economic growth; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans, including growth of alternative revenue streams; the ability to execute on Restock Kroger; and the successful integration of merged companies and new partnerships. Our ability to achieve sales and earnings goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

We cannot fully foresee the effects of changes in economic conditions on Kroger’s business.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives.  Except as required by law, we undertake no obligation to update the forward-looking information contained in this filing.  Refer to Kroger's reports and filings with the SEC for a further discussion of these risks and uncertainties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 10, 2018, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 10, 2018, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
August 19, 2018 to September 15, 2018	261,805	$30.89	225,419	$546
Second four weeks
September 16, 2018 to October 13, 2018	228,312	$28.97	217,110	$546
Third four weeks
October 14, 2018 to November 10, 2018	139,487	$29.48	139,487	$546
Total	629,604	$29.88	582,016	$546

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2018 contained three 28-day periods.

(2)

Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 47,588 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)

The amounts shown in this column reflect the amount remaining under the March 2018 Repurchase Program as of the specified period end dates.  Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity.  The March 2018 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

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

THE KROGER CO.

Dated: December 18, 2018	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: December 18, 2018	By:	/s/ J. Michael Schlotman
J. Michael Schlotman
Executive Vice President and Chief Financial Officer