Form 10-K
period 2019-02-02
KROGER CO
filed 2019-04-02
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 18, 2018). $25.0 billion.

The number of shares outstanding of the registrant's common stock, as of the latest practicable date. 798,327,065 shares of Common Stock of $1 par value, as of March 28, 2019.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2019 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

PART I

FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements about our future performance.  These statements are based on our assumptions and beliefs in light of the information currently available to us.  These statements are subject to a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in “Risk Factors” and “Outlook” below, that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward looking statements.  Such statements are indicated by words such as “achieve,” “affect,” “believe,” “committed,” “continue,” “could,” “effect,” “estimate,” “expects,” “future,” “growth,” “intends,” “likely,” “may,” “plan,” “range,” “result,” “strategy,” “strong,” “trend,” “vision,” “will, and “would, and similar words or phrases.  Moreover, statements in the sections entitled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Outlook, and elsewhere in this report regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.

ITEM 1.BUSINESS.

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902.  As of February 2, 2019, we are one of the largest retailers in the world based on annual sales.  We also manufacture and process some of the food for sale in our supermarkets.  We maintain a web site (www.thekrogerco.com) that includes additional information about the Company.  We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments.  These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominantly by selling products at price levels that produce revenues in excess of the costs to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses.  Our fiscal year ends on the Saturday closest to January 31.  All references to 2018, 2017 and 2016 are to the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively, unless specifically indicated otherwise.

EMPLOYEES

As of February 2, 2019, Kroger employed approximately 453,000 full- and part-time employees. A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 360 such agreements, usually with terms of three to five years.

STORES

As of February 2, 2019, Kroger operated, either directly or through its subsidiaries, 2,764 supermarkets under a variety of local banner names, of which 2,270 had pharmacies and 1,537 had fuel centers.  We offer Pickup (also referred to as ClickList®) and Harris Teeter ExpressLane™— personalized, order online, pick up at the store services — at 1,581 of our supermarkets and provide home delivery service to 91% of Kroger households.  Approximately 54% of our supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  Our current strategy emphasizes self-development and ownership of real estate.  Our stores operate under a variety of banners that have strong local ties and brand recognition.  Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

Multi-department stores are significantly larger in size than combo stores.  In addition to the departments offered at a typical combo store, multi-department stores sell a wide selection of general merchandise items such as apparel, home fashion and furnishings, outdoor living, electronics, automotive products and toys.

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

SEGMENTS

We operate supermarkets and multi-department stores throughout the United States.  Our retail operations, which represent 97% of our consolidated sales, is our only reportable segment.  We aggregate our operating divisions into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, our operating divisions offer customers similar products,  have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  Our operating divisions are organized primarily on a geographical basis so that the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these retail operating divisions.  The geographical basis of organization reflects how the business is managed and how our Chief Executive Officer, who acts as our chief operating decision maker, assesses performance internally.  All of our operations are domestic.  Revenues, profits and losses and total assets are shown in our Consolidated Financial Statements set forth in Item 8 below.

MERCHANDISING AND MANUFACTURING

Our Brands products play an important role in our merchandising strategy. Our supermarkets, on average, stock over 15,000 private label items. Our Brands products are primarily produced and sold in three “tiers.” Private Selection® is one of our premium quality brands, offering customers culinary foods and ingredients that deliver amazing eating experiences. The Kroger® brand, which represents the majority of our private label items, is designed to consistently satisfy and delight customers with quality products that exceed or meet the national brand in taste and efficacy, as well as with unique and differentiated products. Big K®, Check This Out…® and Heritage Farm® are some of our value brands, designed to deliver good quality at a very affordable price. In addition, we continue to grow natural and organic Our Brands offerings with Simple Truth® and Simple Truth Organic®. Both Simple Truth and Simple Truth Organic are free from a defined list of artificial ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 32% of Our Brands units and 43% of the grocery category Our Brands units sold in our supermarkets are produced in our food production plants; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.  We perform a “make or buy” analysis on Our Brands products and decisions are based upon a comparison of market-based transfer prices versus open market purchases.  As of February 2, 2019, we operated 37 food production plants. These plants consisted of 17 dairies, 10 deli or bakery plants, five grocery product plants, two beverage plants, one meat plant and two cheese plants.

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, expansion, increasing fragmentation of retail and online formats, entry of non-traditional competitors and market consolidation.  In addition, evolving customer preferences and the advancement of online, delivery, ship to home, and mobile channels in our industry enhance the competitive environment.

We believe our Restock Kroger plan provides a balanced approach that will enable us to meet the wide-ranging needs and expectations of our customers.  However, we may be unsuccessful in implementing Restock Kroger, including our alternative profit strategy and our cost savings initiatives, which could adversely affect our relationships with our customers, our market share and business growth, and our operations and results.  The nature and extent to which our competitors respond to the evolving and competitive industry by developing and implementing their competitive strategies could adversely affect our profitability.

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

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Multi-Employer Pension Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  We believe that the present value of actuarially accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits, and we expect that Kroger’s contributions to those funds will increase over the next few years.  A significant increase to those funding requirements could adversely affect our financial condition, results of operations, or cash flows.  Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, except as noted below, there is a risk that the agencies that rate our outstanding debt instruments could view the underfunded nature of these plans unfavorably, or adjust their current views unfavorably, when determining their ratings on our debt securities.  Any downgrading of our debt ratings likely would adversely affect our cost of borrowing and access to capital.

We also currently bear the investment risk of two multi-employer pension plans in which we participate.  In addition, we have been designated as the named fiduciary of these funds with sole investment authority of the assets of these funds.  If investment results fail to meet our expectations, we could be required to make additional contributions to fund a portion of or the entire shortfall, which could have an adverse effect on our business, financial condition, results of operations, or cash flows.

INTEGRATION OF NEW BUSINESS

We enter into mergers, acquisitions and strategic alliances with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations, or cash flows.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

As of February 2, 2019, we operated approximately 2,800 owned or leased supermarkets, distribution warehouses and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While our current strategy emphasizes ownership of real estate, a substantial portion of the properties used to conduct our business are leased.

We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and capitalized leases at February 2, 2019, was $43.9 billion while the accumulated depreciation was $22.2 billion.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “KR.” As of March 28, 2019, there were 27,037 shareholders of record.

During 2018, we paid two quarterly cash dividends of $0.125 per share and two quarterly cash dividends of $0.14 per share.  During 2017, we paid two quarterly cash dividends of $0.12 per share and two quarterly cash dividends of $0.125 per share.  On March 1, 2019, we paid a quarterly cash dividend of $0.14 per share.  On March 14, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.14 per share, payable on June 1, 2019, to shareholders of record at the close of business on May 15, 2019.  We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our earnings and other factors, including approval by our Board.

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

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN*
Among The Kroger Co., the S&P 500, and Peer Group**
250
200
150
100
50
0
02/01/14
01/31/15
01/30/16
01/28/17
02/03/18
02/02/19
The Kroger Co.
S&P 500
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2013	2014	2015	2016	2017	2018
The Kroger Co.	100	194.06	220.52	192.09	172.11	167.77
S&P 500 Index	100	114.22	113.46	137.14	168.46	168.36
Peer Group	100	125.06	116.69	114.76	148.26	143.99

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on February 1, 2014, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Costco Wholesale Corp., CVS Caremark Corp, Etablissements Delhaize Freres Et Cie Le Lion (“Groupe Delhaize”, which is included through July 22, 2016 when it merged with Koninklijke Ahold), Koninklijke Ahold Delhaize NV (changed name from Koninklijke Ahold after merger with Groupe Delhaize), Safeway, Inc. (included through January 29, 2015 when it was acquired by AB Acquisition LLC), Supervalu Inc. (included through October 19, 2018 when it was acquired by United Natural Foods), Target Corp., Wal-Mart Stores Inc., Walgreens Boots Alliance Inc. (formerly, Walgreen Co.), Whole Foods Market Inc. (included through August 28, 2017 when it was acquired by Amazon.com, Inc.).

The following table presents information on our purchases of our common shares during the fourth quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares	Value of Shares
			Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	the Plans or
	of Shares	Price Paid	Plans or	Programs (4)
Period (1)	Purchased (2)	Per Share	Programs (3)	(in millions)
First period - four weeks
November 11, 2018 to December 8, 2018	211,696	$30.41	192,716	$546
Second period - four weeks
December 9, 2018 to January 5, 2019	147,050	$28.84	128,189	$546
Third period — four weeks
January 6, 2019 to February 2, 2019	196,646	$28.54	165,094	$546
Total	555,392	$29.33	485,999	$546

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2018 contained three 28-day periods.

(2)

Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 69,393 shares that were surrendered to the Company by participants under our long term incentive plans to pay for taxes on restricted stock awards.

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

ITEM 6.SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data for each of the last five fiscal years.

	Fiscal Years Ended
	February 2,	February 3,	January 28,	January 30,	February 1,
	2019	2018	2017	2016	2015
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(In millions, except per share amounts)
Sales	$121,162	$122,662	$115,337	$109,830	$108,465
Net earnings including noncontrolling interests	3,078	1,889	1,957	2,049	1,747
Net earnings attributable to The Kroger Co.	3,110	1,907	1,975	2,039	1,728
Net earnings attributable to The Kroger Co. per diluted common share	3.76	2.09	2.05	2.06	1.72
Total assets	38,118	37,197	36,505	33,897	30,497

Long-term liabilities, including obligations under capital leases and financing obligations	16,009	16,095	16,935	14,128	13,663
Total shareholders’ equity — The Kroger Co.	7,886	6,931	6,698	6,820	5,412
Cash dividends per common share	0.530	0.490	0.450	0.395	0.340

Note: This information should be read in conjunction with MD&A and the Consolidated Financial Statements.

Fiscal year ended February 2, 2019 includes the gain on sale of our convenience store business unit.

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

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902.  As of February 2, 2019, Kroger is one of the world’s largest retailers, as measured by revenue, operating 2,764 supermarkets under a variety of local banner names in 35 states and the District of Columbia.  Of these stores, 2,270 have pharmacies and 1,537 have fuel centers.  We offer Pickup (also referred to as ClickList®) and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 1,581 of our supermarkets and provide home delivery service to 91% of Kroger households.  We also operate an online retailer.

We operate 37 food production plants, primarily bakeries and dairies, which supply approximately 32% of Our Brands units and 43% of the grocery category Our Brands units sold in our supermarkets; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms.  We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses.  Our retail operations, which represent 97% of our consolidated sales, is our only reportable segment.

On June 22, 2018, we closed our merger with Home Chef by purchasing 100% of the ownership interest in Home Chef, for $197 million net of cash and cash equivalents of $30 million, in addition to future earnout payments of up to $500 million over five years that are contingent on achieving certain milestones.  Home Chef is included in our ending Consolidated Balance Sheet for 2018 and in our Consolidated Statements of Operations from June 22, 2018 through February 2, 2019.

On April 20, 2018, we completed the sale of our convenience store business unit for $2.2 billion.  The convenience store business is included in our ending Consolidated Balance Sheet for 2017 and in our Consolidated Statements of Operations in all periods in 2016 and 2017 and through April 19, 2018.

On September 2, 2016, we closed our merger with Modern HC Holdings, Inc. (“ModernHEALTH”) by purchasing 100% of the outstanding shares of ModernHEALTH for $407 million.  ModernHEALTH is included in our ending Consolidated Balance Sheet for 2016, 2017 and 2018 and in our Consolidated Statements of Operations from September 2, 2016 through January 28, 2017 and all periods in 2017 and 2018.

See Note 2 to the Consolidated Financial Statements for more information related to our mergers with Home Chef and ModernHEALTH.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted operating net earnings, adjusted operating net earnings per diluted share and Restock cash flow because management believes these metrics are useful to investors and analysts.  These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings, net earnings per diluted share and net cash provided or used by operating or investing activities or any other GAAP measure of performance.  These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

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

The adjusted operating net earnings and adjusted operating net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted operating net earnings and adjusted operating net earnings per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations.  Net earnings for 2018 include the following, which we define as the “2018 Adjusted Items:”

•

Charges to operating, general and administrative expenses (“OG&A”) of $155 million, $121 million net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund; $33 million, $26 million net of tax, for the revaluation of contingent consideration; and $42 million, $33 million net of tax, for an impairment of financial instrument (the “2018 OG&A Adjusted Items”).  We had initially received the financial instrument in 2016 with no cash outlay as part of the consideration for entering into agreements with a third party.

•	A reduction to depreciation and amortization expenses of $14 million, $11 million net of tax, related to held for sale assets (the “2018 Depreciation Adjusted Item”).

•

Gains in other income (expense) of $1.8 billion, $1.4 billion net of tax, related to the sale of our convenience store business unit and $228 million, $174 million net of tax, for the mark to market gain on Ocado Group plc (“Ocado”) securities.

Net earnings for 2017 include the following, which we define as the “2017 Adjusted Items:”

•

Charges to OG&A of $550 million, $360 million net of tax, for obligations related to withdrawing from and settlements of withdrawal liabilities for certain multi-employer pension funds; $184 million, $117 million net of tax, related to the voluntary retirement offering (“VRO”); and $110 million, $74 million net of tax, related to the Kroger Specialty Pharmacy goodwill impairment (the “2017 OG&A Adjusted Items”).

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

•	A charge in other income (expense) of $502 million, $335 million net of tax, related to a company-sponsored pension plan termination.

In addition, net earnings for 2017 include $119 million, $79 million net of tax, due to a 53rd week in fiscal year 2017 (the “Extra Week”).

Net earnings for 2016 include $111 million, $71 million net of tax, of charges to OG&A related to the restructuring of certain pension obligations to help stabilize associates’ future benefits (the “2016 Adjusted Items”).

OVERVIEW

Notable items for 2018 are:

•	Net earnings per diluted share of $3.76.

•	Adjusted operating net earnings per diluted share of $2.11.

•	Identical sales, excluding fuel, increased 1.8% in 2018.

•	Digital revenue grew over 58% in 2018, driven by Pickup. Digital revenue primarily includes revenue from all curbside pickup locations and online sales delivered to customer locations.

•	Alternative profit increased in 2018, including third party media and our Kroger Personal Finance business, which had combined operating profit growth of approximately 20% in 2018.

•	Sold our convenience store business unit for $2.2 billion.

•	Announced Ocado partnership and completed our merger with Home Chef.

•

Announced we had entered into a definitive agreement to sell our You Technology business to Inmar.  On March 13, 2019, we completed the sale of our You Technology business for $565 million, which includes a long-term service agreement for Inmar to provide us digital coupon services.

•

During 2018, we announced we had decided to explore strategic alternatives for our Turkey Hill Dairy business, including a potential sale.  On March 19, 2019, we announced a definitive agreement for the sale of our Turkey Hill Dairy business to an affiliate of Peak Rock Capital.

•

During 2018, we returned $2.4 billion to shareholders from share repurchases and dividend payments, which includes $1.2 billion repurchased under a $1.2 billion accelerated stock repurchase (“ASR”) program using after tax proceeds from the sale of our convenience store business unit.

•	Net cash provided by operating activities was $4.2 billion in 2018 compared to $3.4 billion in 2017.

•	Restock cash flow was $1.9 billion in 2018 and $735 million in 2017.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted operating net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted operating net earnings attributable to The Kroger Co. per diluted common share, excluding the 2018, 2017 and 2016 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2018	2017	2016
Net earnings attributable to The Kroger Co.	$3,110	$1,907	$1,975
Adjustments for pension plan agreements (1)(2)	121	360	71
Adjustment for voluntary retirement offering (1)(3)	—	117	—
Adjustment for Kroger Specialty Pharmacy goodwill impairment (1)(4)	—	74	—
Adjustment for company-sponsored pension plan termination (1)(5)	—	335	—
Adjustment for gain on sale of convenience store business (1)(6)	(1,360)	—	—
Adjustment for mark to market gain on Ocado securities (1)(7)	(174)	—	—
Adjustment for depreciation related to held for sale assets (1)(8)	(11)	(13)	—
Adjustment for contingent consideration (1)(9)	26	—	—
Adjustment for impairment of financial instrument (1)(10)	33	—	—
Adjustment for Tax Act (1)(11)	—	(922)	—
Total Adjusted Items	(1,365)	(49)	71

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$1,745	$1,858	$2,046

Extra Week adjustment (1)(12)	—	(79)	—

Net earnings attributable to The Kroger Co. excluding the Adjusted Items and the Extra Week adjustment	$1,745	$1,779	$2,046

Net earnings attributable to The Kroger Co. per diluted common share	$3.76	$2.09	$2.05
Adjustments for pension plan agreements (13)	0.15	0.40	0.07
Adjustment for voluntary retirement offering (13)	—	0.13	—
Adjustment for Kroger Specialty Pharmacy goodwill impairment (13)	—	0.08	—
Adjustment for company-sponsored pension plan termination (13)	—	0.37	—
Adjustment for gain on sale of convenience store business (13)	(1.65)	—	—
Adjustment for mark to market gain on Ocado securities (13)	(0.21)	—	—
Adjustment for depreciation related to held for sale assets (13)	(0.01)	(0.01)	—
Adjustment for contingent consideration (13)	0.03	—	—
Adjustment for impairment of financial instrument (13)	0.04	—	—
Adjustment for Tax Act (13)	—	(1.02)	—
Total Adjusted Items	(1.65)	(0.05)	0.07

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$2.11	$2.04	$2.12

Extra Week adjustment(13)	—	(0.09)	—

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items and the Extra Week adjustment	$2.11	$1.95	$2.12

Average numbers of common shares used in diluted calculation	818	904	958

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment.
(2)	The pre-tax adjustments for the pension plan agreements were $155 in 2018, $550 in 2017, and $111 in 2016.
(3)	The pre-tax adjustment for the voluntary retirement offering was $184.
(4)	The pre-tax adjustment for Kroger Specialty Pharmacy goodwill impairment was $110.
(5)	The pre-tax adjustment for the company-sponsored pension plan termination was $502.
(6)	The pre-tax adjustment for gain on sale of convenience store business was ($1,782).
(7)	The pre-tax adjustment for mark to market gain on Ocado securities was ($228).
(8)	The pre-tax adjustment for depreciation related to held for sale assets was ($14) in 2018 and ($19) in 2017.
(9)	The pre-tax adjustment for contingent consideration was $33.
(10)	The pre-tax adjustment for impairment of financial instrument was $42.
(11)	Due to the re-measurement of deferred tax liabilities and the reduction of the statutory income tax rate for the last few weeks of the fiscal year.
(12)	The pre-tax Extra Week adjustment was ($119).
(13)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		Percentage		2017	Percentage
	2018	Change (1)	2017	Adjusted (2)	Change (3)	2016
Total sales to retail customers without fuel (4)	$104,486	2.1%	$104,207	$102,290	3.1%	$99,243
Supermarket fuel sales	14,903	15.5%	13,177	12,906	14.4%	11,286
Convenience stores (5)	944	(78.7)%	4,515	4,434	8.3%	4,096
Other sales (6)	829	10.1%	763	753	5.8%	712
Total sales	$121,162	0.6%	$122,662	$120,383	4.4%	$115,337

(1)	This column represents the percentage change in 2018 compared to 2017 adjusted sales, which removes the Extra Week.
(2)	The 2017 Adjusted column represents the items presented in the 2017 column adjusted to remove the Extra Week.
(3)	This column represents the percentage change in 2017 adjusted sales compared to 2016.
(4)

Digital sales, primarily including Pickup, Delivery and pharmacy e-commerce sales, grew approximately 58% in 2018, 90% in 2017 and 49% in 2016, adjusted to remove the Extra Week.  These sales are included in the “total sales to retail customers without fuel” line above.

(5)	We completed the sale of our convenience store business during the first quarter of 2018.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services, third party media revenue and digital coupon services.

Total sales decreased in 2018, compared to 2017, by 1.2%.  The decrease in total sales in 2018, compared to 2017, is due to the Extra Week in 2017, partially offset by the increase in 2018 sales, compared to 2017 adjusted sales.  Total sales increased in 2018, compared to 2017 adjusted sales, by 0.6%.  This increase was primarily due to our increases in total sales to retail customers without fuel and supermarket fuel sales, partially offset by a reduction in convenience store sales due to the sale of our convenience store business unit.  The increase in total sales to retail customers without fuel for 2018, compared to 2017 adjusted sales to retail customers without fuel, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 1.8%.  Identical sales, excluding fuel, for 2018, compared to 2017, increased primarily due to changes in product mix, including higher quality products at a higher price point, and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers. Total supermarket fuel sales increased 15.5% in 2018, compared to 2017 adjusted supermarket fuel sales, primarily due to an increase in the average retail fuel price of 13.6% and an increase in fuel gallons sold of 1.5%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

Total sales increased in 2017, compared to 2016, by 6.4%.  The increase in total sales in 2017, compared to 2016, is due to the increase in adjusted sales and the Extra Week.  Total adjusted sales increased in 2017, compared to 2016, by 4.4%.  This increase was primarily due to our increases in total sales to retail customers without fuel and supermarket fuel sales.  The increase in total sales to retail customers without fuel for 2017, adjusted for the Extra Week, compared to 2016, was primarily due to our merger with ModernHEALTH, identical sales increase, excluding fuel, of 0.9%, and an increase in supermarket square footage.  Identical sales, excluding fuel, for 2017, compared to 2016, increased primarily due to an increase in the number of households shopping with us, changes in product mix, Kroger Specialty Pharmacy sales growth and product cost inflation of 0.7%, partially offset by our continued investments in lower prices for our customers.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of 2017 increased 1.9% over the end of 2016.  Total adjusted supermarket fuel sales increased 14.4% in 2017, compared to 2016, primarily due to an increase in the average retail fuel price of 12.3% and an increase in fuel gallons sold of 1.9%.  The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Additionally, sales from all acquired businesses are treated as identical as if they were part of the Company in the prior year. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Certain pharmacy fees recorded as a reduction of sales have been comparatively reflected in the identical sales calculation. Our identical sales results are summarized in the following table. We used the identical sales dollar figures presented below to calculate percentage changes for 2018.

Identical Sales

($ in millions)

	2018 (1)	2017 (2)
Excluding fuel	$101,928	$100,153
Excluding fuel	1.8%	0.9%

(1)	Identical sales for 2018 were calculated on a 52 week basis by excluding week 1 of fiscal 2017 in our 2017 identical sales base.
(2)	Identical sales for 2017 were calculated on a 53 week basis by including week 1 of fiscal 2017 in our 2016 identical sales base.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rates, as a percentage of sales, were 21.68% in 2018, 22.01% in 2017 and 22.40% in 2016.  The decrease in 2018, compared to 2017, resulted primarily from continued investments in lower prices for our customers, a higher LIFO charge, a change in product sales mix and increased transportation and advertising costs, as a percentage of sales, partially offset by growth in Our Brands products which have a higher gross margin compared to national brand products, improved merchandise costs, decreased shrink, as a percentage of sales, and a higher gross margin rate on fuel sales.

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

Our LIFO charge for 2018 was $29 million, compared to a LIFO credit of $8 million in 2017 and a LIFO charge of $19 million in 2016.  In 2018, our LIFO charge primarily resulted from annualized product cost inflation, primarily related to pharmacy.  Our LIFO credit in 2017 was primarily due to a reduction of pharmacy inventory in 2017 compared to 2016.  In 2016, our LIFO charge primarily resulted from annualized product cost inflation related to pharmacy, and was partially offset by annualized product cost deflation in other departments.

Our FIFO gross margin rates, which exclude the LIFO charges and credit, were 21.70% in 2018, 22.01% in 2017 and 22.42% in 2016.  Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel and the Extra Week, our FIFO gross margin rate decreased 55 basis points in 2018, compared to 2017. This decrease resulted primarily from our lower gross margin rate, excluding the effect of the LIFO charge and fuel, which has been described above.

Excluding the effect of fuel, the Extra Week and ModernHEALTH, our FIFO gross margin rate decreased 19 basis points in 2017, compared to 2016.  This decrease resulted primarily from our lower gross margin rate, excluding the effect of the LIFO credit and charge, fuel and ModernHEALTH which has been described above.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs and retirement plan costs; and utility and credit card fees.  Certain other income items are classified as a reduction of OG&A expenses. These items include gift card and lottery commissions, coupon processing and vending machine fees, check cashing, money order and wire transfer fees, and baled salvage credits.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.76% in 2018, 17.15% in 2017 and 16.61% in 2016.  The decrease in 2018, compared to 2017 resulted primarily from effective cost controls due to process changes, decreased utilities, the 2017 OG&A Adjusted Items, and our incremental contribution of $111 million, $69 million net of tax, to the United Food and Commercial Workers (“UFCW”) Consolidated Pension Plan in 2017 (“2017 UFCW Contribution”), partially offset by the 2018 OG&A Adjusted Items, investments in our digital strategy and increased incentive plan costs. Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the Extra Week, the 2018 OG&A Adjusted Items, the 2017 OG&A Adjusted Items, and the 2017 UFCW Contribution, our OG&A rate increased 14 basis points in 2018, compared to 2017. This increase resulted primarily from investments in our digital strategy and increased incentive plan costs, partially offset by effective cost controls due to process changes and decreased utilities.

The increase in 2017, compared to 2016, resulted primarily from the 2017 OG&A Adjusted Items, investing in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, the 2017 UFCW Contribution, increases in incentive plan and healthcare costs, partially offset by savings from the VRO, effective cost controls, higher fuel sales, the 2016 Adjusted Items and our merger with ModernHEALTH due to its lower OG&A rate, as a percentage of sales.  Excluding the effect of fuel, the Extra Week, the 2017 UFCW Contribution, the 2017 OG&A and 2016 Adjusted Items and ModernHEALTH, our OG&A rate increased 21 basis points in 2017, compared to 2016.  This increase resulted primarily from investing in our digital strategy, increases in store wages attributed to investing in incremental labor hours and higher wages to improve retention, employee engagement and customer experience, increases in incentive plan and healthcare costs, partially offset by savings from the VRO and effective cost controls.

Rent Expense

Rent expense decreased, as a percentage of sales, in 2018 compared to 2017, due to decreased closed store liabilities.  Rent expense decreased as a percentage of sales in 2017, compared to 2016, due to our continued emphasis on owning rather than leasing, whenever possible, and higher fuel sales, which decreases our rent expense, as a percentage of sales, partially offset by increased closed store liabilities.

Depreciation and Amortization Expense

Depreciation and amortization expense increased as a percentage of sales in 2018, compared to 2017, due to the Extra Week and additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.0 billion, during 2018, partially offset by higher fuel sales, which decreases our depreciation expense as a percentage of sales.

Depreciation and amortization expense decreased as a percentage of sales in 2017, compared to 2016, due to higher fuel sales, which decreases our depreciation expense as a percentage of sales, the Extra Week and the 2017 Depreciation Adjusted Item, partially offset by additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.0 billion, during 2017.

Operating Profit and FIFO Operating Profit

Operating profit was $2.6 billion in 2018, $2.6 billion in 2017 and $3.5 billion in 2016.  Operating profit, as a percentage of sales, was 2.16% in 2018, 2.13% in 2017 and 2.99% in 2016.  Operating profit, as a percentage of sales, increased 3 basis points in 2018, compared to 2017, due to decreased OG&A and rent expenses, as a percentage of sales, partially offset by a lower gross margin rate, increased depreciation and amortization expenses and a higher LIFO charge, as a percentage of sales.

Operating profit, as a percentage of sales, decreased 86 basis points in 2017, compared to 2016, due to a lower gross margin and increased OG&A expense, as a percentage of sales, partially offset by lower depreciation and amortization and rent expenses and a lower LIFO charge, as a percentage of sales.

FIFO operating profit was $2.6 billion in 2018, $2.6 billion in 2017 and $3.5 billion in 2016.  FIFO operating profit, as a percentage of sales, was 2.18% in 2018, 2.12% in 2017 and 3.01% in 2016.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel, the Extra Week, the 2017 UFCW Contribution and the 2018 and 2017 Adjusted Items, decreased 68 basis points in 2018, compared to 2017, due to a lower gross margin and increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by lower rent expense, as a percentage of sales.

FIFO operating profit, as a percentage of sales excluding fuel, the Extra Week, the 2017 UFCW Contribution, the 2017 and 2016 Adjusted Items and ModernHEALTH, decreased 45 basis points in 2017, compared to 2016, due to a lower gross margin and increased OG&A and depreciation and amortization expenses, as a percentage of sales.

Specific factors of the above operating trends under operating profit and FIFO operating profit are discussed earlier in this section.

Interest Expense

Interest expense totaled $620 million in 2018, $601 million in 2017 and $522 million in 2016.  The increase in interest expense in 2018, compared to 2017, resulted primarily from a higher weighted average interest rate.  The increase in interest expense in 2017, compared to 2016, resulted primarily from additional borrowings used for share repurchases, the Extra Week, the $1.2 billion we contributed to company-sponsored and company-managed pension plans in 2017, a $467 million pre-tax payment to satisfy withdrawal obligations for certain local unions of the Central States Pension Fund, partially offset by a lower weighted average interest rate.

Income Taxes

Our effective income tax rate was 22.6% in 2018, (27.3)% in 2017 and 32.8% in 2016.  The 2018 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes and an IRS audit that resulted in a reduction of prior year tax deductions at pre-Tax Act rates and an increase in future tax deductions at post-Tax Act rates. These 2018 items were partially offset by the utilization of tax credits and deductions, the remeasurement of uncertain tax positions and adjustments to provisional amounts that increased prior year deductions at pre-Tax Act rates and decreased future deductions at post-Tax Act rates.  The 2017 tax rate differed from the federal statutory rate primarily as a result of remeasuring deferred taxes due to the Tax Act, the Domestic Manufacturing Deduction and other changes, partially offset by non-deducible goodwill impairment charges and the effect of state income taxes.  The 2016 tax rate differed from the federal statutory rate primarily as a result of the recognition of excess tax benefits related to share-based payments after the adoption of Accounting Standards Update (“ASU”) 2016-09, the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $3.76 per diluted share in 2018 represented an increase of 79.9% from net earnings of $2.09 per diluted share in 2017.  Adjusted operating net earnings of $2.11 per diluted share in 2018 represented an increase of 8.2% from adjusted operating net earnings of $1.95 per diluted share in 2017.  The 8.2% increase in adjusted operating net earnings per diluted share resulted primarily from lower income tax expense, higher fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by lower non-fuel FIFO operating profit, a higher LIFO charge and increased interest expense.

Net earnings of $2.09 per diluted share in 2017 represented an increase of 2.0% from net earnings of $2.05 per diluted share in 2016. Adjusted operating net earnings of $1.95 per diluted share in 2017 represented a decrease of 8.0% from adjusted operating net earnings of $2.12 per diluted share in 2016. The 8.0% decrease in adjusted operating net earnings per diluted share resulted primarily from lower non-fuel FIFO operating profit and increased interest expense, partially offset by higher fuel earnings, a lower LIFO charge, decreased income tax expense and lower weighted average common shares outstanding due to common share repurchases.

COMMON SHARE REPURCHASE PROGRAMS

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and allow for the orderly repurchase of our common shares, from time to time.  The share repurchase programs do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.  We made open market purchases of our common shares totaling $727 million in 2018, $1.6 billion in 2017 and $1.7 billion in 2016.  On April 20, 2018, we entered and funded a $1.2 billion ASR program to reacquire shares in privately negotiated transactions.

In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $83 million in 2018, $66 million in 2017 and $105 million in 2016 of our common shares under the stock option program.

The shares repurchased in 2018 were reacquired under two separate share repurchase programs.  The first is a series of Board of Director authorizations:

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

As of February 2, 2019, there was $546 million remaining under the March 2018 Repurchase Program.

The second share repurchase program is a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

During the first quarter through March 28, 2019, we repurchased an additional $9 million of our common shares under the stock option program and no additional shares under the March 2018 Repurchase Program.  As of March 28, 2019, we have $546 million remaining under the March 2018 Repurchase Program.

CAPITAL INVESTMENTS

Capital investments, including changes in construction-in-progress payables and excluding mergers and the purchase of leased facilities, totaled $3.0 billion in 2018, $3.0 billion in 2017 and $3.7 billion in 2016.  Capital investments for mergers totaled $197 million in 2018, $16 million in 2017 and $401 million in 2016.  We merged with Home Chef in 2018 and ModernHEALTH in 2016.  Refer to Note 2 to the Consolidated Financial Statements for more information on these mergers.  Capital investments for the purchase of leased facilities totaled $5 million in 2018, $13 million in 2017 and $5 million in 2016.  The table below shows our supermarket storing activity and our total supermarket square footage:

Supermarket Storing Activity

	2018	2017	2016
Beginning of year	2,782	2,796	2,778
Opened	10	24	50
Opened (relocation)	4	15	21
Acquired	10	3	—
Closed (operational)	(38)	(41)	(32)
Closed (relocation)	(4)	(15)	(21)
End of year	2,764	2,782	2,796

Total supermarket square footage (in millions)	179	179	178

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

The following table provides a calculation of ROIC for 2018 and 2017 on a 52 week basis ($ in millions).  The 2018 calculation of ROIC excludes the financial position and results of operations of Home Chef, due to the merger in 2018, and the convenience store business, due to the sale in 2018.

	Fiscal Year Ended
	February 2,	February 3,
	2019	2018
Return on Invested Capital
Numerator
Operating profit (53 week basis in fiscal year 2017)	$2,614	$2,612
Extra Week operating profit adjustment	—	(131)
LIFO charge (credit)	29	(8)
Depreciation and amortization	2,465	2,436
Rent (53 week basis in fiscal year 2017)	884	911
Extra Week rent adjustment	—	(17)
Adjustment for merger with Home Chef	28	—
Adjustment for disposal of convenience store business	(21)	—
Adjustment for contingent consideration	33	—
Adjustment for impairment of financial instrument	42	—
Adjustment for Kroger Specialty Pharmacy goodwill impairment	—	110
Adjustments for pension plan agreements	155	550
Adjustment for depreciation related to held for sale assets	(14)	(19)
Adjustments for voluntary retirement offering	—	184
Adjusted operating profit on a 52 week basis	$6,215	$6,628

Denominator
Average total assets	$37,658	$36,851
Average taxes receivable (1)	(115)	(181)
Average LIFO reserve	1,263	1,270
Average accumulated depreciation and amortization	21,703	20,287
Average trade accounts payable	(5,959)	(5,838)
Average accrued salaries and wages	(1,163)	(1,167)
Average other current liabilities (2)	(3,571)	(3,363)
Average liabilities held for sale	(155)	(130)
Adjustment for merger with Home Chef	(145)	—
Adjustment for disposal of convenience store business	(198)	—
Rent x 8	7,072	7,152
Average invested capital	$56,390	$54,881
Return on Invested Capital	11.02%	12.08%

(1)	Taxes receivable were $229 as of February 3, 2018 and $132 as of January 28, 2017. We did not have any taxes receivable as of February 2, 2019.
(2)

Other current liabilities included accrued income taxes of $60 as of February 2, 2019 and $1 as of January 28, 2017. We did not have any accrued income taxes as of February 3, 2018. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

RESTOCK CASH FLOW

Restock cash flow is an adjusted free cash flow measure calculated as net cash provided by operating activities minus net cash used by investing activities plus or minus adjustments for certain items.  We updated our definition of Restock cash flow during 2018 to more closely align with the performance metrics under our Restock Kroger plan. Restock cash flow is an important measure used by management to evaluate available funding for dividends, managing debt levels, share repurchases and other strategic investments.  Management believes Restock cash flow is a useful metric to investors and analysts to demonstrate our available funding for dividends, managing debt levels, share repurchases and other strategic investments.

The following table provides a calculation of Restock cash flow for 2018 and 2017 ($ in millions).

	Fiscal Year Ended
	February 2,	February 3,
	2019	2018

Net cash provided by operating activities	$4,164	$3,413

Net cash used by investing activities	(1,186)	(2,707)

Difference	2,978	706

Adjustment for payments for lease buyouts	5	13
Adjustment for purchases of Ocado securities	392	—
Adjustment for purchases of stores	44	—
Adjustment for net proceeds from sale of business, net of tax	(1,709)	—
Adjustment for payments for acquisitions, net of cash acquired	197	16

Restock cash flow	$1,907	$735

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

We believe the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value.  Fair value is determined based on market values or discounted future cash flows.  We record impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  We recorded asset impairments in the normal course of business totaling $56 million in 2018, $71 million in 2017 and $26 million in 2016.  We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as “Operating, general and administrative” expense.

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

Business Combinations

We account for business combinations using the acquisition method of accounting.  All the assets acquired, liabilities assumed and amounts attributable to noncontrolling interests are recorded at their respective fair values at the date of acquisition once we obtain control of an entity. The determination of fair values of identifiable assets and liabilities involves estimates and the use of valuation techniques when market value is not readily available.  We use various techniques to determine fair value in such instances, primarily including the income approach.  Significant estimates used in determining fair value include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill.  See Note 3 for further information about goodwill.

Goodwill

Our goodwill totaled $3.1 billion as of February 2, 2019.  We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  We recognize goodwill impairment for any excess of a reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Our annual evaluation of goodwill is performed for our reporting units during the fourth quarter.  In 2017, we recorded goodwill impairment for our Kroger Specialty Pharmacy (“KSP”) reporting unit totaling $110 million, $74 million net of tax, resulting in a remaining goodwill balance of $243 million.  The 2018 fair value of our KSP reporting unit was estimated primarily based on a discounted cash flow model resulting in a percentage of excess fair value over carrying value of approximately 3%.  The annual evaluation of goodwill performed in 2018 and 2016 did not result in impairment for any of our reporting units.  Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably likely.  A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance except for our KSP reporting unit.

For additional information relating to our results of the goodwill impairment reviews performed during 2018, 2017 and 2016, see Note 3 to the Consolidated Financial Statements.

The impairment review requires the extensive use of management judgment and financial estimates.  Application of alternative estimates and assumptions could produce significantly different results.  The cash flow projections embedded in our goodwill impairment reviews can be affected by several factors such as inflation, business valuations in the market, the economy, market competition and our ability to successfully integrate recently acquired businesses.

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

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  We made cash contributions to these plans of $358 million in 2018, $954 million in 2017 and $289 million in 2016.  The increase in 2017, compared to 2018 and 2016 is due to the $467 million pre-tax payment we made in 2017 to satisfy withdrawal obligations for certain local unions of the Central States Pension Fund and the 2017 UFCW Contribution.

We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans as it relates to our associates who are beneficiaries of these plans.  These under-fundings are not our liability.  When an opportunity arises that is economically feasible and beneficial to us and our associates, we may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan.  The commitments from these restructurings do not change our debt profile as it relates to our credit rating since these off-balance sheet commitments are typically considered in our investment grade debt rating.  We are currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and have sole investment authority over these assets.  We became the fiduciary of the IBT Consolidated Pension Fund in 2017 due to the ratification of a new labor contract with the IBT that provided for the withdrawal of certain local unions from the Central States Pension Fund.  Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

•	In 2018, we incurred a $155 million charge, $121 million net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund.

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

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of the multi-employer plans to which we contribute substantially exceeds the value of the assets held in trust to pay benefits.  We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2018.  Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.

As of December 31, 2018, we estimate our share of the underfunding of multi-employer pension plans to which we contribute, or as it relates to certain funds, an estimated withdrawal liability, was approximately $3.1 billion, $2.4 billion net of tax.  This represents an increase in the estimated amount of underfunding of approximately $800 million, $600 million net of tax, as of December 31, 2018, compared to December 31, 2017.  The increase in the amount of underfunding is primarily attributable to lower expected returns on assets in the funds.  Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

During the fourth quarter of 2017, we adopted ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 requires applying a one-step quantitative test and recording the amount of goodwill impairment as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment.  We performed our annual evaluation of goodwill in accordance with this standard, which resulted in a goodwill impairment charge in 2017 of $110 million, $74 million net of tax, related to our Kroger Specialty Pharmacy reporting unit.

On February 4, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which superseded previous revenue recognition guidance. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when goods and services are transferred to the customer in an amount that is proportionate to what has been delivered at that point and that reflects the consideration to which the company expects to be entitled for those goods or services. We adopted the standard using a modified retrospective approach with the adoption primarily involving the evaluation of whether we act as principal or agent in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. We will continue to record revenue and related costs on a gross basis for the arrangements. The adoption of the standard did not have a material effect on our Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

In March 2017, the Financial Accounting Standard’s Board (“FASB”) issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).” ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. We adopted ASU 2017-07 on February 4, 2018 and retrospectively applied it to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from our operating profit subtotal as reported in our Consolidated Statements of Operations, but remain included in net earnings before income tax expense.  Due to the adoption, we reclassified $527 million for 2017 and $16 million for 2016, of non-service company-sponsored pension plan costs from operating profit to other income (expense) on our Consolidated Statements of Operations.  Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in Note 15 to our Consolidated Financial Statements.

In January 2016, the FASB issued “Financial Instruments–Overall (Topic 825),” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments (ASU 2016-01). We adopted this ASU on February 4, 2018.  As a result of the adoption, we recorded a mark to market gain on Ocado securities, for those securities we owned as of the end of 2018, within the Consolidated Statements of Operations as opposed to a component of Other Comprehensive Income on our Consolidated Statements of Comprehensive Income.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements. The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance will be effective for us in the first quarter of our fiscal year ending February 1, 2020. We will apply the transition package of practical expedients permitted within the standard, which allows us to carryforward our historical lease classification, and will apply the transition option which does not require application of the guidance to comparative periods in the year of adoption.  We estimate adoption of the standard will result in recognition of right of use assets and lease liabilities of approximately $6.7 billion as of February 3, 2019.  When combined with our existing capital leases, our total lease assets will be approximately $7.4 billion and our total lease liabilities will be approximately $7.6 billion as of February 3, 2019.  We do not expect adoption to have a material impact on our consolidated net earnings or cash flows.  We believe our current off-balance sheet leasing commitments are reflected in our investment grade debt rating.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $4.2 billion of cash from operations in 2018, compared to $3.4 billion in 2017 and $4.3 billion in 2016.  The increase in net cash provided by operating activities in 2018, compared to 2017, resulted primarily from an increase in net earnings including noncontrolling interests, a decrease in the non-cash adjustment for deferred income taxes, positive changes in working capital and reduced contributions to the company sponsored pension plans, partially offset by non-cash adjustments for the expense for company-sponsored pension plans, the gain on sale of our convenience store business unit and the mark to market gain on Ocado securities.

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

Cash provided (used) by operating activities for changes in working capital was $580 million in 2018, ($164) million in 2017 and ($492) million in 2016.  The increase in cash provided by operating activities for changes in working capital in 2018, compared to 2017, was primarily due to the following:

•	A lower increase, over the prior year, of store deposits in-transit in 2018, compared to 2017;

•	A decrease in prepaid medical benefit costs at the end of 2018, compared to 2017;

•	Increases in accrued incentive plan costs; and

•

Positive working capital related to income taxes receivable and payable as a result of an overpayment of our fourth quarter 2017 estimated taxes and our estimated taxes on the gain on sale of our convenience store business unit; partially offset by

•	Higher third-party payor receivables due to increasing pharmacy sales and the timing of third-party payments; and

•	Increased inventory purchases due to change in inventory mix and new distribution centers.

The decrease in cash used by operating activities for changes in working capital in 2017, compared to 2016, was primarily due to the following:

•	A lower amount of cash used for inventory purchases due to decreased capital investments related to store growth,

•	Increased cash collections due to our emphasis on better receivables management, and

•	A lower increase, over the prior year, of prepaid benefit costs in 2017, compared to 2016; partially offset by

•	An overpayment of our fourth quarter 2017 estimated income taxes, and

•	An increase in store deposits in-transit due to increased sales in the last few days of 2017.

Cash paid for taxes increased in 2018, compared to 2017, primarily due to the payment of estimated taxes on the gain on sale of our convenience store business unit and lower estimated tax payments in 2017 due to the $1 billion, $650 million net of tax, pension contribution made in 2017.

Net cash used by investing activities

Cash used by investing activities was $1.2 billion in 2018, $2.7 billion in 2017 and $3.9 billion in 2016.  The amount of cash used by investing activities decreased in 2018 compared to 2017 primarily due to the net proceeds from the sale of our convenience store business unit, partially offset by the payment for our merger with Home Chef and the purchases of Ocado securities.  The amount of cash used by investing activities decreased in 2017 compared to 2016 primarily due to reduced cash payments for capital investments and lower payments for mergers.

Net cash used by financing activities

Cash used by financing activities was $2.9 billion in 2018, $681 million in 2017 and $352 million in 2016.  The increase in the amount of cash used for financing activities in 2018 compared to 2017 was primarily due to increased payments on long-term debt and commercial paper and increased share repurchases, partially offset by an increase in proceeds from issuance of long-term debt. We used a portion of the proceeds from the sale of our convenience store business unit to pay down outstanding commercial paper borrowings and fund a $1.2 billion ASR program, which was completed in the second quarter of 2018.  The increase in the amount of cash used for financing activities in 2017 compared to 2016 was primarily due to lower net long-term borrowings, partially offset by lower treasury stock purchases and higher net commercial paper borrowings.

Debt Management

Total debt, including both the current and long-term portions of capital leases and lease-financing obligations, decreased $360 million to $15.2 billion as of year-end 2018 compared to 2017. The decrease in 2018, compared to 2017, resulted primarily from net payments on commercial paper borrowings of $1.3 billion and payments of $1.3 billion on maturing long-term debt obligations, partially offset by the issuance of (i) $600 million of senior notes bearing an interest rate of 4.50%, (ii) $600 million of senior notes bearing an interest rate of 5.40% and (iii) our $1.0 billion term loan that has a variable interest rate. The variable interest rate on the term loan was 3.37% as of February 2, 2019.  The combined $1.2 billion senior notes issuance has a higher weighted average interest rate than the $1.3 billion maturing long-term debt obligations it replaced.  As a result, we expect a higher weighted average interest rate in 2019 which may contribute to increased interest expense. The sale of our convenience store business unit allowed us to pay down debt and fund our ASR program.

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

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to approximate $6.4 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of 2018.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.3 billion of senior notes, $800 million of commercial paper and the $1.0 billion term loan maturing in the next twelve months, which are included in the $6.4 billion of estimated liquidity needs.  We expect to satisfy these obligations using cash generated from operations, proceeds from the sale of our You Technology and Turkey Hill Dairy businesses and through issuing additional senior notes, a term loan or commercial paper.  On March 15, 2019, we repaid our $1.0 billion term loan through increased commercial paper borrowings, which have a lower interest rate.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper program.  At February 2, 2019, we had $800 million of commercial paper borrowings outstanding.  Commercial paper borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility.  If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost and applicable margin on borrowings under the credit facility could be affected by a downgrade in our Public Debt Rating.  “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company.  As of March 28, 2019, we had $810 million of commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants are described below:

•

Our Leverage Ratio (the ratio of Net Debt to Adjusted EBITDA, as defined in the credit facility) was 2.64 to 1 as of February 2, 2019.  If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

•

Our Fixed Charge Coverage Ratio (the ratio of Adjusted EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.17 to 1 as of February 2, 2019.  If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 6 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2018.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of February 2, 2019 (in millions of dollars):

	2019	2020	2021	2022	2023	Thereafter	Total
Contractual Obligations (1)(2)
Long-term debt (3)	$3,103	$720	$793	$896	$595	$8,244	$14,351
Interest on long-term debt (4)	529	475	441	412	392	4,952	7,201
Capital lease obligations	103	89	86	82	81	766	1,207
Operating lease obligations	948	880	773	649	556	3,197	7,003
Financed lease obligations	5	6	5	5	5	17	43
Self-insurance liability (5)	228	142	98	64	42	122	696
Construction commitments (6)	672	—	—	—	—	—	672
Purchase obligations (7)	566	277	149	55	42	12	1,101
Total	$6,154	$2,589	$2,345	$2,163	$1,713	$17,310	$32,274

Other Commercial Commitments
Standby letters of credit	$349	$—	$—	$—	$—	$—	$349
Surety bonds	406	—	—	—	—	—	406
Total	$755	$—	$—	$—	$—	$—	$755

(1)

The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $218 million in 2018. This table also excludes contributions under various multi-employer pension plans, which totaled $358 million in 2018.

(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of February 2, 2019, we had $800 million of commercial paper and no borrowings under our credit facility.
(4)	Amounts include contractual interest payments using the interest rate as of February 2, 2019, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included in the contractual obligations table for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in other current liabilities in our Consolidated Balance Sheets.
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

As of February 2, 2019, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022. Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility. As of February 2, 2019, we had $800 million of outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $3 million as of February 2, 2019.

In addition to the available credit mentioned above, as of February 2, 2019, we had authorized for issuance $1.3 billion of securities remaining under a shelf registration statement filed with the SEC and effective on December 14, 2016.

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

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “achieve,” “affect,” “believe,” “committed,” “continue,” “could,” “effect,” “estimate,” “expects,” “future,” “growth,” “intends,” “likely,” “may,” “plan,” “range,” “result,” “strategy,” “strong,” “trend,” “vision,” “will, and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.

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

•	We are targeting identical sales growth, excluding fuel, to range from 2.0% to 2.25% in 2019.

•	We expect net earnings to range from $2.15 to $2.25 per diluted share for 2019.

•	We expect FIFO operating profit to range from $2.9 billion to $3.0 billion for 2019.

•	We expect capital investments, excluding mergers, acquisitions, and purchases of leased facilities, to range between $3.0 and $3.2 billion in 2019.

•	We expect our 2019 tax rate to be approximately 22%.

•	We expect a higher weighted average interest rate in 2019 which may contribute to increased interest expense.

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



•

Our ability to achieve sales, earnings, incremental FIFO operating profit, and free cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; Our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, changes in tariffs, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertain pace of economic growth; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute on Restock Kroger; and the successful integration of merged companies and new partnerships.

•

Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.



•	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

We cannot fully foresee the effects of changes in economic conditions on our business. We have assumed economic and competitive situations will not change significantly in 2019.

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

As of February 2, 2019, we maintained five forward-starting interest rate swap agreements with a maturity date of January 15, 2020 with an aggregate notional amount totaling $250 million.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt in fiscal year 2019.  The fixed interest rates for these forward-starting interest rate swaps range from 2.15% to 2.17%.  The variable rate component on the forward-starting interest rate swaps is 3 month LIBOR.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of February 2, 2019, the fair value of the interest rate swaps was recorded in other assets for $33 million and accumulated other comprehensive income for $20 million, net of tax.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our interest rate derivatives classified as fair value hedges and underlying debt portfolio as of February 2, 2019 and February 3, 2018.  The amounts shown for each year represent the contractual maturities of long-term debt, excluding capital leases, and the average outstanding notional amounts of interest rate derivatives classified as fair value hedges as of February 2, 2019 and February 3, 2018.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable component of each interest rate derivative and the variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of February 2, 2019 and February 3, 2018.  The Fair Value column includes the fair value of our debt instruments and interest rate derivatives classified as fair value hedges as of February 2, 2019 and February 3, 2018.  We have no outstanding interest rate derivatives classified as fair value hedges as of February 2, 2019.  See Notes 6, 7 and 8 to the Consolidated Financial Statements.

	February 2, 2019
	Expected Year of Maturity
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(1,251)	$(695)	$(793)	$(896)	$(595)	$(8,163)	$(12,393)	$(12,232)
Average interest rate	4.51%	4.47%	4.47%	4.56%	4.74%	4.70%
Variable rate	$(1,852)	$(25)	$—	$—	$—	$(81)	$(1,958)	$(1,958)
Average interest rate	3.09%	4.26	—	—	—	1.75%

	February 3, 2018
	Expected Year of Maturity
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(1,332)	$(1,243)	$(696)	$(795)	$(897)	$(7,494)	$(12,457)	$(12,837)
Average interest rate	4.48%	4.65%	4.58%	4.57%	4.65%	4.60%
Variable rate	$(2,177)	$—	$(25)	$—	$—	$(128)	$(2,330)	$(2,330)
Average interest rate	1.73%	—	3.15%	—	—	2.07%

	February 3, 2018						February 3,	February 3,
	Average Notional Amounts Outstanding						2018	2018
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(in millions)
Interest Rate Derivatives Classified as Fair Value Hedges
Fixed to variable	$88	$—	$—	$—	$—	$—	$88	$(1)
Average pay rate	7.63%	—	—	—	—	—
Average receive rate	6.80%	—	—	—	—	—

Based on our year-end 2018 variable rate debt levels, a 10 percent change in interest rates would be immaterial.  See Note 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Kroger Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kroger Co. and its subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018,  and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 2, 2019

We have served as the Company’s auditor since 1929.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
(In millions, except par amounts)	2019	2018
ASSETS
Current assets
Cash and temporary cash investments	$429	$347
Store deposits in-transit	1,181	1,161
Receivables	1,589	1,637
FIFO inventory	8,123	7,781
LIFO reserve	(1,277)	(1,248)
Assets held for sale	166	604
Prepaid and other current assets	592	835
Total current assets	10,803	11,117

Property, plant and equipment, net	21,635	21,071
Intangibles, net	1,258	1,100
Goodwill	3,087	2,925
Other assets	1,335	984

Total Assets	$38,118	$37,197

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$3,157	$3,560
Trade accounts payable	6,059	5,858
Accrued salaries and wages	1,227	1,099
Liabilities held for sale	51	259
Other current liabilities	3,780	3,421
Total current liabilities	14,274	14,197

Long-term debt including obligations under capital leases and financing obligations	12,072	12,029
Deferred income taxes	1,562	1,568
Pension and postretirement benefit obligations	494	792
Other long-term liabilities	1,881	1,706

Total Liabilities	30,283	30,292

Commitments and contingencies see Note 13

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2018 and 2017	1,918	1,918
Additional paid-in capital	3,245	3,161
Accumulated other comprehensive loss	(346)	(471)
Accumulated earnings	19,681	17,007
Common shares in treasury, at cost, 1,120 shares in 2018 and 1,048 shares in 2017	(16,612)	(14,684)

Total Shareholders’ Equity - The Kroger Co.	7,886	6,931
Noncontrolling interests	(51)	(26)

Total Equity	7,835	6,905

Total Liabilities and Equity	$38,118	$37,197

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

	2018	2017	2016
(In millions, except per share amounts)	(52 weeks)	(53 weeks)	(52 weeks)
Sales	$121,162	$122,662	$115,337

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	94,894	95,662	89,502
Operating, general and administrative	20,305	21,041	19,162
Rent	884	911	881
Depreciation and amortization	2,465	2,436	2,340

Operating profit	2,614	2,612	3,452

Other income (expense)
Interest expense	(620)	(601)	(522)
Non-service component of company-sponsored pension plan costs	(26)	(527)	(16)
Mark to market gain on Ocado securities	228	—	—
Gain on sale of business	1,782	—	—

Net earnings before income tax (benefit) expense	3,978	1,484	2,914

Income tax (benefit) expense	900	(405)	957

Net earnings including noncontrolling interests	3,078	1,889	1,957
Net loss attributable to noncontrolling interests	(32)	(18)	(18)

Net earnings attributable to The Kroger Co.	$3,110	$1,907	$1,975

Net earnings attributable to The Kroger Co. per basic common share	$3.80	$2.11	$2.08

Average number of common shares used in basic calculation	810	895	942

Net earnings attributable to The Kroger Co. per diluted common share	$3.76	$2.09	$2.05

Average number of common shares used in diluted calculation	818	904	958

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

	2018	2017	2016
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
Net earnings including noncontrolling interests	$3,078	$1,889	$1,957

Other comprehensive income (loss)
Realized gains and losses on available for sale securities, net of income tax (1)	(4)	4	(20)
Change in pension and other postretirement defined benefit plans, net of income tax(2)	147	214	(64)
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(23)	23	47
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax (4)	5	3	2

Total other comprehensive income (loss)	125	244	(35)

Comprehensive income	3,203	2,133	1,922
Comprehensive loss attributable to noncontrolling interests	(32)	(18)	(18)
Comprehensive income attributable to The Kroger Co.	$3,235	$2,151	$1,940

(1)	Amount is net of tax expense (benefit) of $(1) in 2018, $1 in 2017 and $(16) in 2016.
(2)	Amount is net of tax expense (benefit) of $45 in 2018, $83 in 2017 and $(39) in 2016.
(3)	Amount is net of tax expense (benefit) of $(8) in 2018, $0 in 2017 and $27 in 2016.
(4)	Amount is net of tax expense of $3 in 2018 and $3 in 2017 and $0 in 2016.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

	2018	2017	2016
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$3,078	$1,889	$1,957
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,465	2,436	2,340
LIFO (credit) charge	29	(8)	19
Stock-based employee compensation	154	151	141
Expense for company-sponsored pension plans	76	591	94
Goodwill impairment charge	—	110	—
Deferred income taxes	(45)	(694)	201
Gain on sale of business	(1,782)	—	—
Mark to market gain on Ocado securities	(228)	—	—
Other	116	79	(2)
Changes in operating assets and liabilities net of effects from mergers and disposals of businesses:
Store deposits in-transit	(20)	(265)	13
Receivables	(208)	61	(110)
Inventories	(354)	(23)	(382)
Prepaid and other current assets	244	41	(172)
Trade accounts payable	213	158	16
Accrued expenses	416	(40)	(118)
Income taxes receivable and payable	289	(96)	261
Contribution to company-sponsored pension plans	(185)	(1,000)	—
Other	(94)	23	14

Net cash provided by operating activities	4,164	3,413	4,272

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,967)	(2,809)	(3,699)
Proceeds from sale of assets	85	138	132
Proceeds on settlement of financial instrument	235	—	—
Payments for acquisitions, net of cash acquired	(197)	(16)	(401)
Purchases of stores	(44)	—	—
Net proceeds from sale of business	2,169	—	—
Purchases of Ocado securities	(392)	—	—
Other	(75)	(20)	93

Net cash used by investing activities	(1,186)	(2,707)	(3,875)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2,236	1,523	2,781
Payments on long-term debt	(1,372)	(788)	(1,355)
Net (payments) borrowings on commercial paper	(1,321)	696	435
Dividends paid	(437)	(443)	(429)
Proceeds from issuance of capital stock	65	51	68
Treasury stock purchases	(2,010)	(1,633)	(1,766)
Other	(57)	(87)	(86)

Net cash used by financing activities	(2,896)	(681)	(352)

Net increase in cash and temporary cash investments	82	25	45

Cash and temporary cash investments:
Beginning of year	347	322	277
End of year	$429	$347	$322

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,967)	$(2,809)	$(3,699)
Payments for lease buyouts	5	13	5
Changes in construction-in-progress payables	(56)	(188)	72
Total capital investments, excluding lease buyouts	$(3,018)	$(2,984)	$(3,622)

Disclosure of cash flow information:
Cash paid during the year for interest	$614	$656	$505
Cash paid during the year for income taxes	$600	$348	$557

The accompanying notes are an integral part of the consolidated financial statements

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Interest	Total
Balances at January 30, 2016	1,918	$1,918	$2,980	951	$(11,409)	$(680)	$14,011	$(22)	$6,798
Issuance of common stock:
Stock options exercised	—	—	(1)	(5)	68	—	—	—	67
Restricted stock issued	—	—	(116)	(3)	57	—	—	—	(59)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	47	(1,661)	—	—	—	(1,661)
Stock options exchanged	—	—	—	4	(105)	—	—	—	(105)
Share-based employee compensation	—	—	141	—	—	—	—	—	141
Other comprehensive loss net of income tax of $(28)	—	—	—	—	—	(35)	—	—	(35)
Other	—	—	66	—	(68)	—	—	52	50
Cash dividends declared ($0.465 per common share)	—	—	—	—	—	—	(443)	—	(443)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	1,975	(18)	1,957

Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710
Issuance of common stock:
Stock options exercised	—	—	—	(4)	51	—	—	—	51
Restricted stock issued	—	—	(119)	(2)	85	—	—	—	(34)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	58	(1,567)	—	—	—	(1,567)
Stock options exchanged	—	—	—	2	(66)	—	—	—	(66)
Share-based employee compensation	—	—	151	—	—	—	—	—	151
Other comprehensive gain net of income tax of $87	—	—	—	—	—	244	—	—	244
Other	—	—	59	—	(69)	—	—	(20)	(30)
Cash dividends declared ($0.495 per common share)	—	—	—	—	—	—	(443)	—	(443)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	1,907	(18)	1,889

Balances at February 3, 2018	1,918	$1,918	$3,161	1,048	$(14,684)	$(471)	$17,007	$(26)	$6,905
Issuance of common stock:
Stock options exercised	—	—	—	(4)	65	—	—	—	65
Restricted stock issued	—	—	(119)	(3)	74	—	—	—	(45)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	76	(1,927)	—	—	—	(1,927)
Stock options exchanged	—	—	—	3	(83)	—	—	—	(83)
Share-based employee compensation	—	—	154	—	—	—	—	—	154
Other comprehensive gain net of income tax of $39	—	—	—	—	—	125	—	—	125
Other	—	—	49	—	(57)	—	—	7	(1)
Cash dividends declared ($0.545 per common share)	—	—	—	—	—	—	(436)	—	(436)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	3,110	(32)	3,078

Balances at February 2, 2019	1,918	$1,918	$3,245	1,120	$(16,612)	$(346)	$19,681	$(51)	$7,835

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

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of February 2, 2019, the Company was one of the largest retailers in the world based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and other consolidated entities.  Intercompany transactions and balances have been eliminated.

Refer to Note 19 for a description of changes to the Consolidated Statements of Operations for a recently adopted accounting standard regarding the presentation of the non-service component of company-sponsored pension plan costs.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week period ended February 2, 2019, 53-week period ended February 3, 2018 and 52-week period ended January 28, 2017.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 90% of inventories in 2018 and 93% of inventories in 2017 were valued using the LIFO method.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a FIFO basis) or net realizable value.  Replacement cost was higher than the carrying amount by $1,277 at February 2, 2019 and $1,248 at February 3, 2018.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant and distribution center equipment is depreciated over lives varying from three to 15 years.  Information technology assets are generally depreciated over five years.  Depreciation and amortization expense was $2,465 in 2018, $2,436 in 2017 and $2,340 in 2016.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of a triggering event.  The Company performs reviews of each of its operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances.  Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment.  Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future.  Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  Results of the goodwill impairment reviews performed during 2018, 2017 and 2016 are summarized in Note 3.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value.  Fair value is based on current market values or discounted future cash flows.  The Company records impairment when the carrying value exceeds fair market value.  With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal.  The Company recorded asset impairments in the normal course of business totaling $56, $71 and $26 in 2018, 2017 and 2016, respectively.  Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as Operating, general and administrative (“OG&A”) expense.

Accounts Payable

The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions.  The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under this arrangement.

Contingent Consideration

Certain Company business combinations involve potential payment of future consideration that is contingent upon the achievement of certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The liability for contingent consideration is remeasured to fair value at each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in earnings until the contingency is resolved.  In 2018, an adjustment to increase the contingent consideration liability as of year-end 2018 was recorded for $33 in OG&A expense.

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

Benefit Plans and Multi-Employer Pension Plans

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”).  The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were February 2, 2019 for fiscal 2018 and February 3, 2018 for fiscal 2017.

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

The Company administers and makes contributions to the employee 401(k) retirement savings accounts.  Contributions to the employee 401(k) retirement savings accounts are expensed when contributed or over the service period in the case of automatic contributions.  Refer to Note 15 for additional information regarding the Company’s benefit plans.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 2, 2019, the Internal Revenue Service had concluded its examination of our 2012 and 2013 federal tax returns.

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

The following table summarizes the changes in the Company’s self-insurance liability through February 2, 2019.

	2018	2017	2016
Beginning balance	$695	$682	$639
Expense	229	247	263
Claim payments	(228)	(234)	(220)
Ending balance	696	695	682
Less: Current portion	(228)	(234)	(229)
Long-term portion	$468	$461	$453

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

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale.  Pharmacy sales are recorded when the product is provided to the customer.  Digital channel originated sales are recognized either upon pickup in store or upon delivery to the customer and may include shipping revenue. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a  reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a  receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of the Company’s stores or online, tender is accepted at the point of sale.  The Company acts as principal in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. The Company records revenue and related costs on a gross basis for these arrangements.  Effective February 4, 2018, the Company prospectively reclassified certain pharmacy fees of $250 for 2018 from merchandise costs to be recorded as a reduction to sales on the Company’s Consolidated Statements of Operations.  For pharmacy sales, collection of third party receivables is typically expected within three months or less from the time of purchase.  The third-party receivables from pharmacy sales are recorded in Receivables in the Company’s Consolidated Balance Sheets and were $645 as of February 2, 2019 and $571 as of February 3, 2018.

Gift Cards and Gift Certificates

The Company does not recognize a sale when it sells its own gift cards and gift certificates (collectively “gift cards”). Rather, it records a deferred revenue liability equal to the amount received. A  sale is then recognized when the gift cards are redeemed to purchase the Company’s products.  The Company’s gift cards do not expire.  While gift cards are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards.  The Company’s gift card deferred revenue liability was $100 as of February 2, 2019 and $90 as of February 3, 2018.

Disaggregated Revenues

The following table presents sales revenue by type of product for the year-ended February 2, 2019, February 3, 2018, and January 28, 2017:

	2018		2017		2016
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)(5)	$60,649	50.1%	$60,872	49.6%	$58,828	51.0%
Fresh (2)(5)	29,089	24.0%	29,141	23.8%	27,666	24.0%
Supermarket Fuel	14,903	12.3%	13,177	10.7%	11,286	9.8%
Pharmacy (5)	10,617	8.8%	10,724	8.7%	10,421	9.0%
Convenience Stores (3)	944	0.8%	4,515	3.7%	4,096	3.6%
Other (4)(5)	4,959	4.0%	4,233	3.5%	3,040	2.6%

Total Sales	$121,162	100%	$122,662	100%	$115,337	100%

(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)	The Company completed the sale of its convenience store business unit during the first quarter of 2018.
(4)

Consists primarily of sales related to food production plants to outside parties, data analytic services, third party media revenue, other consolidated entities, specialty pharmacy, in-store health clinics, digital coupon services and other online sales not included in the categories above.

(5)

Digital sales, primarily including Pickup, Deliver and pharmacy e-commerce sales, grew approximately 58%, 90% and 49% in 2018, 2017 and 2016, respectively, adjusted to remove the impact of the 53rd week in 2017.  These sales are included in the non perishable, fresh, pharmacy, and other line items above.

Merchandise Costs

The “Merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs; and food production and operational costs.  Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the OG&A line item along with most of the Company’s other managerial and administrative costs.  Rent expense and depreciation and amortization expense are shown separately in the Consolidated Statements of Operations.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s advertising costs totaled $752 in 2018, $707 in 2017 and $717 in 2016.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Operating, General and Administrative Expenses

OG&A expenses include all operating costs of the Company, except merchandise costs, as described above, and rent and depreciation and amortization. Certain other income items are classified as a reduction of OG&A costs.  These include items such as gift card and lottery commissions, coupon processing and vending machine fees, check cashing, money order and wire transfer fees, and baled salvage credits.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.

Segments

The Company operates supermarkets, multi-department stores throughout the United States.  The Company’s retail operations, which represent 97% of the Company’s consolidated sales, are its only reportable segment.  The Company’s operating divisions have been aggregated into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance.  In addition, the Company’s operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location.  Operating divisions are organized primarily on a geographical basis so that the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in the operating division. This geographical separation is the primary differentiation between these retail operating divisions.  The geographical basis of organization reflects how the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally.  All of the Company’s operations are domestic.

2.MERGERS AND PARTNERSHIP AGREEMENTS

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

Partnership Agreement

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”). Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks.  As part of the agreement, the Company provided a letter of credit for $180, which supports its commitment to contract with Ocado to build a number of fulfilment centers. The balance of the letter of credit will reduce over time with the construction of each fulfilment center.

In addition, on May 17, 2018, the Company entered into a Share Subscription Agreement with Ocado, pursuant to which the Company agreed to purchase 33.1 million ordinary shares of Ocado for an aggregate purchase price of $243.  The Company completed the purchase of these 33.1 million shares on May 29, 2018.  This is in addition to 8.1 million Ocado shares purchased earlier in the first quarter of 2018, and 6.5 million additional shares purchased in the second quarter of 2018.  The equity investment in Ocado is measured at fair value through earnings.  The fair value of all shares owned, which is measured using Level 1 inputs, was $620 at February 2, 2019 and is included in “Other assets” in the Company’s Consolidated Balance Sheets.  The Company recorded an unrealized gain of $228 in 2018, none of which was realized during the period as the Company did not sell any Ocado securities.

3.GOODWILL  AND  INTANGIBLE  ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through February 2, 2019.

	2018	2017
Balance beginning of year
Goodwill	$5,567	$5,563
Accumulated impairment losses	(2,642)	(2,532)
Subtotal	2,925	3,031

Activity during the year
Mergers	163	18
Impairment losses	—	(110)
Held for sale adjustment	(1)	(14)

Balance end of year
Goodwill	5,729	5,567
Accumulated impairment losses	(2,642)	(2,642)
Total Goodwill	$3,087	$2,925

In 2018, the Company acquired all of the outstanding shares of Home Chef (see Note 2) resulting in additional goodwill totaling $163.  Certain assets and liabilities including goodwill totaling $1 and $14, respectively for 2018 and 2017 were classified as held for sale in the Consolidated Balance Sheet (see Note 17).

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill and indefinite-lived intangible assets was performed during the fourth quarter of 2018 and 2016 and did not result in impairment.

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

The following table summarizes the Company’s intangible assets balance through February 2, 2019.

	2018		2017
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived favorable leasehold interests	$160	$(47)	$174	$(53)
Definite-lived pharmacy prescription files	316	(92)	238	(70)
Definite-lived customer relationships	186	(88)	93	(67)
Definite-lived other	103	(55)	99	(44)
Indefinite-lived trade name	685	—	641	—
Indefinite-lived liquor licenses	90	—	89	—

Total	$1,540	$(282)	$1,334	$(234)

(1)

Favorable leasehold interests are amortized to rent expense, pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to OG&A expense and depreciation and amortization expense.

In 2018, the Company acquired definite and indefinite lived intangible assets totaling approximately $143, excluding goodwill, as a result of the merger with Home Chef (see Note 2).  Additionally, the majority of the Company’s pharmacy prescription file purchases for 2018 were completed in a single transaction for $75.

Amortization expense associated with intangible assets totaled approximately $80, $59 and $63, during fiscal years 2018, 2017 and 2016, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2018 is estimated to be approximately:

2019	$87
2020	83
2021	67
2022	59
2023	47
Thereafter	140

Total future estimated amortization associated with definite-lived intangible assets	$483

4.PROPERTY, PLANT  AND  EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2018	2017
Land	$3,254	$3,201
Buildings and land improvements	12,245	12,072
Equipment	14,277	13,635
Leasehold improvements	10,306	9,773
Construction-in-progress	2,716	2,050
Leased property under capital leases and financing obligations	1,066	1,000

Total property, plant and equipment	43,864	41,731
Accumulated depreciation and amortization	(22,229)	(20,660)

Property, plant and equipment, net	$21,635	$21,071

Accumulated depreciation and amortization for leased property under capital leases was $345 at February 2, 2019 and $354 at February 3, 2018.

Approximately $169 and $177, net book value, of property, plant and equipment collateralized certain mortgages at February 2, 2019 and February 3, 2018, respectively.

5.TAXES  BASED  ON  INCOME

The provision for taxes based on income consists of:

	2018	2017	2016
Federal
Current	$775	$309	$721
Deferred	(3)	(747)	158

Subtotal federal	772	(438)	879

State and local
Current	108	15	51
Deferred	20	18	27

Subtotal state and local	128	33	78

Total	$900	$(405)	$957

A reconciliation of the statutory federal rate and the effective rate follows:

	2018	2017	2016
Statutory rate	21.0%	33.7%	35.0%
State income taxes, net of federal tax benefit	2.6	1.7	1.6
Credits	(1.3)	(2.5)	(1.1)
Resolution of issues	0.5	—	(0.5)
Domestic manufacturing deduction	—	(1.1)	(0.7)
Excess tax benefits from share-based payments	(0.3)	(0.4)	(1.6)
Effect of Tax Cuts and Jobs Act	—	(60.8)	—
Impairment of goodwill	—	2.3	—
Other changes, net	0.1	(0.2)	0.1

	22.6%	(27.3)%	32.8%

The 2018 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes and an IRS audit that resulted in a reduction of prior year tax deductions at pre-Tax Act rates and an increase in future tax deductions at post-Tax Act rates. These 2018 items were partially offset by the utilization of tax credits and deductions, the remeasurement of uncertain tax positions and adjustments to provisional amounts that increased prior year deductions at pre-Tax Act rates and decreased future deductions at post-Tax Act rates.  In accordance with SAB 118, the Company has completed accounting for the Tax Act resulting in no measurement period adjustments.

The 2017 tax rate differed from the federal statutory rate primarily as a result of remeasuring deferred taxes due to the Tax Act, the Domestic Manufacturing Deduction and other changes, partially offset by non-deducible goodwill impairment charges and the effect of state income taxes.  The 2016 tax rate differed from the federal statutory rate primarily as a result of the recognition of excess tax benefits related to share-based payments after the adoption of Accounting Standards Update (“ASU”)  2016-09, the utilization of tax credits, the Domestic Manufacturing Deduction and other changes, partially offset by the effect of state income taxes.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2018		2017
Deferred tax assets:
Compensation related costs		$350		$348
Lease accounting		81		78
Closed store reserves		41		45
Net operating loss and credit carryforwards		110		146
Other		55		54

Subtotal		637		671
Valuation allowance		(54)		(62)

Total deferred tax assets		583		609

Deferred tax liabilities:
Depreciation and amortization		(1,850)		(1,892)
Insurance related costs		(38)		(32)
Inventory related costs		(257)		(253)

Total deferred tax liabilities		(2,145)		(2,177)

Deferred taxes		$(1,562)		$(1,568)

At February 2, 2019, the Company had net operating loss carryforwards for state income tax purposes of $1,208.  These net operating loss carryforwards expire from 2019 through 2038.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year.  Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At February 2, 2019, the Company had state credit carryforwards of $47, most of which expire from 2019 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

At February 2, 2019, the Company had federal net operating loss carryforwards of $2. These net operating loss carryforwards expire from 2036 through 2037. The utilization of certain of the Company’s federal net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has not recorded a valuation allowance against the deferred tax assets resulting from its federal net operating losses.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence.  This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.  Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned.  The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.  Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not.  Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations.  As of February 2, 2019, February 3, 2018 and January 28, 2017, the total valuation allowance was $54, $62 and $50, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2018	2017	2016
Beginning balance	$180	$177	$204
Additions based on tax positions related to the current year	7	11	10
Reductions based on tax positions related to the current year	(1)	(1)	(1)
Additions for tax positions of prior years	23	6	3
Reductions for tax positions of prior years	(22)	(8)	(30)
Settlements	(10)	—	(2)
Lapse of statute	(3)	(5)	(7)
Ending balance	$174	$180	$177

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of February 2, 2019, February 3, 2018 and January 28, 2017, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $72, $88 and $73 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense.  During the years ended February 2, 2019, February 3, 2018 and January 28, 2017, the Company recognized approximately $2, $8 and $(1), respectively, in interest and penalties (recoveries).  The Company had accrued approximately $30, $28 and $20 for the payment of interest and penalties as of February 2, 2019, February 3, 2018 and January 28, 2017, respectively.

As of February 2, 2019, the Internal Revenue Service had concluded its examination of our 2012 and 2013 federal tax returns.

6.DEBT  OBLIGATIONS

Long-term debt consists of:

	February 2,	February 3,
	2019	2018
1.50% to 8.00% Senior Notes due through 2048	$12,097	$12,201
5.63% to 12.75% Mortgages due in varying amounts through 2027	14	22
1.68% to 2.63% Commercial paper borrowings due through February 2019	800	2,121
3.37% Term Loan due 2019	1,000	—
Other	440	443

Total debt, excluding capital leases and financing obligations	14,351	14,787
Less current portion	(3,103)	(3,509)

Total long-term debt, excluding capital leases and financing obligations	$11,248	$11,278

In 2018, the Company issued $600 of senior notes due in fiscal year 2029 bearing an interest rate of 4.50% and $600 of senior notes due in fiscal year 2049 bearing an interest rate of 5.40%.  In connection with the senior note issuances, the Company also terminated forward-starting interest rate swap agreements with an aggregate notional amount of $750. These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the fourth quarter of 2018.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized gain of $39, $30 net of tax, has been deferred in Accumulated Other Comprehensive Loss and will continue to amortize to earnings as the interest payments are made.  The Company also repaid, upon maturity, $300 of senior notes bearing an interest rate of 6.80%, $300 of senior notes bearing an interest rate of 2.00%, $200 of senior notes bearing an interest rate of 7.00% and $500 of senior notes bearing an interest rate of 2.30%, with proceeds from the senior notes issuances.

In 2017, the Company issued $400 of senior notes due in fiscal year 2022 bearing an interest rate of 2.80%, $600 of senior notes due in fiscal year 2027 bearing an interest rate of 3.70% and $500 of senior notes due in fiscal year 2048 bearing an interest rate of 4.65%.  In connection with the senior note issuances, the Company also terminated forward-starting interest rate swap agreements with an aggregate notional amount of $600. These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the second quarter of 2017.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $20, $12 net of tax, has been deferred in Accumulated Other Comprehensive Loss and will continue to amortize to earnings as the interest payments are made.  The Company also repaid, upon maturity, $600 of senior notes bearing an interest rate of 6.40%, with proceeds from the senior notes issuances.

In 2018, the Company obtained a $1,000 term loan with a maturity date of March 16, 2019. The funds were drawn on March 26, 2018 and were used to reduce outstanding commercial paper borrowings. Under the terms of the agreement, interest rates are adjusted monthly based on the Company’s Public Debt Rating and prevailing LIBOR rates.  On March 15, 2019, the Company paid the $1,000 term loan through increased commercial paper borrowings.

On August 29, 2017, the Company entered into an amended, extended and restated $2,750 unsecured revolving credit facility (the “Credit Agreement”), with a termination date of August 29, 2022, unless extended as permitted under the Credit Agreement. This Credit Agreement amended the Company’s $2,750 credit facility that would otherwise have terminated on June 30, 2019.  The Company has the ability to increase the size of the Credit Agreement by up to an additional $1,000, subject to certain conditions.

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

As of February 2, 2019, the Company had $800 of commercial paper borrowings, with a weighted average interest rate of 2.63% and no borrowings under the Credit Agreement. As of February 3, 2018, the Company had $2,121 of commercial paper borrowings, with a weighted average interest rate of 1.68%, and no borrowings under the Credit Agreement.

As of February 2, 2019, the Company had outstanding letters of credit in the amount of $363, of which $3 reduces funds available under the Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2018, and for the years subsequent to 2018 are:

2019	$3,103
2020	720
2021	793
2022	896
2023	595
Thereafter	8,244

Total debt	$14,351

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

Fair Value Interest Rate Swaps

The table below summarizes the outstanding interest rate swaps designated as fair value hedges as of February 3, 2018.  We have no outstanding interest rate derivatives classified as fair value hedges as of February 2, 2019.

	2017
	Pay	Pay
	Floating	Fixed
Notional amount	$100	$—
Number of contracts	2	—
Duration in years	0.88	—
Average variable rate	7.23%	—
Average fixed rate	6.80%	—
Maturity	December 2018

The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current earnings as “Interest expense.”  These gains and losses for 2018 and 2017 were as follows:

Year-To-Date
	February 2, 2019		February 3, 2018
	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Consolidated Statements of Operations Classification	Swaps	Borrowings	Swaps	Borrowings
Interest Expense	$1	$—	$—	$—

The following table summarizes the location and fair value of derivative instruments designated as fair value hedges on the Company’s Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
	February 2,	February 3,
Derivatives Designated as Fair Value Hedging Instruments	2019	2018	Balance Sheet Location
Interest Rate Hedges	$—	$(1)	Other long-term liabilities

Cash Flow Forward-Starting Interest Rate Swaps

As of February 2, 2019, the Company had five forward-starting interest rate swap agreements with a maturity date of January 2020 with an aggregate notional amount totaling $250.  A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.  The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuance of debt in January 2020.  Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP.  As of February 2, 2019, the fair value of the interest rate swaps was recorded in other assets for $33 and accumulated other comprehensive income for $20 net of tax.

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

During 2018, the Company terminated nine forward-starting interest rate swaps with maturity dates of January 2019 with an aggregate notional amount totaling $750.  These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the fourth quarter of 2018.  Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized gain of $39, $30 net of tax, has been deferred in AOCI and will be amortized to earnings as the interest payments are made.

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

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2018 and 2017:

	Year-To-Date
	Amount of Gain/(Loss) in		Amount of Gain/(Loss)
	AOCI on Derivative		Reclassified from AOCI into		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging	(Effective Portion)		Income (Effective Portion)		Reclassified into Income
Relationships	2018	2017	2018	2017	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$6	$24	$(5)	$(3)	Interest expense

*The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to end of 2018 and 2017, respectively.

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of February 2, 2019 and February 3, 2018, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of February 2, 2019 and February 3, 2018:

Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
February 2, 2019	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$33	$—	$33	$—	$—	$33

				Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
February 3, 2018	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$103	$—	$103	$—	$—	$103

Liabilities
Fair Value Interest Rate Swaps	$1	$—	$1	$—	$—	$1

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at February 2, 2019 and February 3, 2018:

February 2, 2019 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$671	$—	$—	$671
Other Investment	—	—	22	22
Interest Rate Hedges	—	33	—	33
Total	$671	$33	$22	$726

February 3, 2018 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$64	$—	$—	$64
Available-For-Sale Securities	25	—	—	25
Interest Rate Hedges	—	102	—	102
Total	$89	$102	$—	$191

In 2018, realized gains on Level 1, available-for-sale securities totaled $5.

The Company values interest rate hedges using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs.  The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment.  See Note 3 for further discussion related to the Company’s carrying value of goodwill.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs. In 2018, long-lived assets with a carrying amount of $85 were written down to their fair value of $29, resulting in an impairment charge of $56.  In 2017, long-lived assets with a carrying amount of $98 were written down to their fair value of $27, resulting in an impairment charge of $71.  In 2018, the Company entered into an agreement with a third party.  As part of the consideration for entering the agreement, the Company received a financial instrument of $22.

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

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends.  At February 2, 2019, the fair value of total debt was $14,190 compared to a carrying value of $14,351. At February 3, 2018, the fair value of total debt was $15,167 compared to a carrying value of $14,787.

Contingent Consideration

As a result of the Home Chef merger, the Company recognized a contingent liability of $91 on the acquisition date.  The contingent consideration was measured using unobservable (Level 3) inputs and is included in “Other long-term liabilities” within the Consolidated Balance Sheet.  The liability is remeasured to fair value at each reporting period, and the change in fair value, including accretion for the passage of time, is recognized in net earnings until the contingency is resolved.  In 2018, an adjustment to increase the contingent consideration liability as of year-end 2018 was recorded for $33 in OG&A expense.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

In 2016, the Company entered into agreements with a third party.  As part of the consideration for entering these agreements, the Company received a financial instrument that derives its value from the third party’s business operations.  The Company used the Monte-Carlo simulation method to determine the fair value of this financial instrument.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of this financial instrument.  The assumptions used in the Monte-Carlo simulation are classified as Level 3 inputs.  The financial instrument was valued at $335 and recorded in “Other assets” within the Consolidated Balance Sheets.  As the financial instrument was obtained in exchange for certain obligations, the Company also recognized offsetting deferred revenue liabilities in “Other current liabilities” and “Other long-term liabilities” within the Consolidated Balance Sheets.  The deferred revenue will be amortized to “Sales” within the Consolidated Statements of Operations over the term of the agreements.  Post inception, the Company received a distribution of $58, which was recorded as a reduction of the cost method investment.  In the fourth quarter of 2018, a transaction occurred that resulted in the settlement of the financial instrument.  As a result of the settlement, the Company received cash proceeds of $235.  The Company recognized an impairment of financial instrument of $42 in OG&A in the fourth quarter of 2018.

The fair values of certain investments recorded in “other assets” within the Consolidated Balance Sheets were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate.  At February 2, 2019 and February 3, 2018, the carrying and fair value of long-term investments for which fair value is determinable was $155 and $176, respectively. At February 2, 2019 and February 3, 2018, the carrying value of notes receivable for which fair value is determinable was $146 and $170, respectively.

9.ACCUMULATED  OTHER  COMPREHENSIVE  INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended February 2, 2019 and February 3, 2018:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at January 28, 2017	$(2)	$—	$(713)	$(715)
OCI before reclassifications(2)	23	4	165	192
Amounts reclassified out of AOCI(3)	3	—	49	52
Net current-period OCI	26	4	214	244
Balance at February 3, 2018	$24	$4	$(499)	$(471)

Balance at February 3, 2018	$24	$4	$(499)	$(471)
OCI before reclassifications(2)	(23)	(4)	104	77
Amounts reclassified out of AOCI(3)	5	—	43	48
Net current-period OCI	(18)	(4)	147	125
Balance at February 2, 2019	$6	$—	$(352)	$(346)

(1)	All amounts are net of tax.
(2)

Net of tax of $0, $1 and $63 for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of February 3, 2018.  Net of tax of $(8), $(1) and $32 for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of February 2, 2019.

(3)

Net of tax of $20 and $3 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 3, 2018.  Net of tax of $13 and $3 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 2, 2019.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended February 2, 2019, February 3, 2018 and January 28, 2017:

	For the year ended	For the year ended	For the year ended
	February 2, 2019	February 3, 2018	January 28, 2017

Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities (1)	$8	$6	$2
Tax expense	(3)	(3)	—
Net of tax	5	3	2

Available for sale security items
Realized gains on available for sale securities (2)	—	—	(27)
Tax expense	—	—	13
Net of tax	—	—	(14)

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense (3)	56	69	53
Tax expense	(13)	(20)	(20)
Net of tax	43	49	33
Total reclassifications, net of tax	$48	$52	$21

(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into operating, general and administrative expense.
(3)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension expense.

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

Rent expense (under operating leases) consists of:

	2018	2017	2016
Minimum rentals	$967	$1,005	$973
Contingent payments	19	19	16
Tenant income	(102)	(113)	(108)

Total rent expense	$884	$911	$881

Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to 2019 and in the aggregate are listed below.  Amounts in the table only include payments through the noncancelable lease term.

			Lease-
	Capital	Operating	Financed
	Leases	Leases	Transactions
2019	$103	$948	$5
2020	89	880	6
2021	86	773	5
2022	82	649	5
2023	81	556	5
Thereafter	766	3,197	17

Total	$1,207	$7,003	$43

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	1,207
Less amount representing interest	372

Present value of net minimum lease payments under capital leases	$835

Total future minimum rentals under noncancellable subleases at February 2, 2019 were $183.

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

	For the year ended			For the year ended			For the year ended
	February 2, 2019			February 3, 2018			January 28, 2017
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$3,076	810	$3.80	$1,890	895	$2.11	$1,959	942	$2.08
Dilutive effect of stock options		8			9			16

Net earnings attributable to The Kroger Co. per diluted common share	$3,076	818	$3.76	$1,890	904	$2.09	$1,959	958	$2.05

The Company had combined undistributed and distributed earnings to participating securities totaling $34, $17 and $16 in 2019, 2018 and 2017, respectively.

The Company had stock options outstanding for approximately 10.1 million, 15.6 million and 7.1 million shares, respectively, for the years ended February 2, 2019, February 3, 2018, and January 28, 2017, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

12.STOCK OPTION PLANS

The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the stock option at the date of grant.  The Company accounts for stock options under the fair value recognition provisions. Under this method, the Company recognizes compensation expense for all share-based payments granted.  The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

Stock options typically expire 10 years from the date of grant.  Stock options vest between one and five years from the date of grant.  At February 2, 2019, approximately 22 million common shares were available for future option grants under the 2011 and 2014 Long-Term Incentive Plans (the “Plans”).

In addition to the stock options described above, the Company awards restricted stock to employees and non-employee directors under various plans.  The restrictions on these awards generally lapse between one and five years from the date of the awards.  The Company records expense for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award, over the period the awards lapse.  As of February 2, 2019, approximately 6 million common shares were available under the Plans for future restricted stock awards or shares issued to the extent performance criteria are achieved.  The Company has the ability to convert shares available for stock options under the Plans to shares available for restricted stock awards.  Under the Plans, four shares available for option awards can be converted into one share available for restricted stock awards.

Equity awards granted are based on the aggregate value of the award on grant date.  This can affect the number of shares granted in a given year as equity awards.  Excess tax benefits related to equity awards are recognized in the provision for income taxes. Equity awards may be approved at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings.  The 2018 primary grant was made in conjunction with the June meeting of the Company’s Board of Directors.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2015	34.9	$18.26
Granted	4.8	$37.10
Exercised	(4.9)	$14.20
Canceled or Expired	(0.5)	$28.35

Outstanding, year-end 2016	34.3	$21.32
Granted	7.0	$23.00
Exercised	(3.8)	$14.08
Canceled or Expired	(0.8)	$28.29

Outstanding, year-end 2017	36.7	$22.23
Granted	2.7	$27.88
Exercised	(4.4)	$15.34
Canceled or Expired	(0.9)	$28.05

Outstanding, year-end 2018	34.1	$23.42

A summary of options outstanding, exercisable and expected to vest at February 2, 2019 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Options Outstanding	34.1	5.73	$23.42	229
Options Exercisable	22.7	4.50	$20.95	201
Options Expected to Vest	11.2	8.14	$28.33	27

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2015	7.6	$28.01
Granted	3.6	$37.03
Lapsed	(3.5)	$28.52
Canceled or Expired	(0.3)	$30.70

Outstanding, year-end 2016	7.4	$32.09
Granted	5.8	$23.04
Lapsed	(3.6)	$31.05
Canceled or Expired	(0.4)	$29.26

Outstanding, year-end 2017	9.2	$26.78
Granted	4.6	$27.99
Lapsed	(4.4)	$25.93
Canceled or Expired	(0.6)	$26.57

Outstanding, year-end 2018	8.8	$27.86

The weighted-average grant date fair value of stock options granted during 2018, 2017 and 2016 was $6.78, $4.71 and  $7.48, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below.  The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest.  Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations.  The increase in the fair value of the stock options granted during 2018, compared to 2017, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield, an increase in the weighted average expected volatility and the weighted average risk-free interest rate also contributed to the increase in fair value.  The decrease in the fair value of the stock options granted during 2017, compared to 2016, resulted primarily from a decrease in the Company’s share price, which increased the expected dividend yield, partially offset by an increase in the weighted average expected volatility and the weighted average risk-free interest rate.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2018		2017		2016
Weighted average expected volatility	24.50%		22.78%		21.40%
Weighted average risk-free interest rate	2.82%		2.21%		1.29%
Expected dividend yield	2.00%		2.20%		1.40%
Expected term (based on historical results)	7.2	years	7.2	years	7.2	years

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

Total stock compensation recognized in 2018, 2017 and 2016 was $154, $151 and $141, respectively.  Stock option compensation recognized in 2018, 2017 and 2016 was $25, $32 and  $28, respectively. Restricted shares compensation recognized in 2018, 2017 and 2016 was $129, $119 and $113, respectively.

The total intrinsic value of stock options exercised was $58, $55 and $105 in 2018, 2017 and 2016, respectively.  The total amount of cash received in 2018 by the Company from the exercise of stock options granted under share-based payment arrangements was $65.  As of February 2, 2019, there was $214 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under Plans.  This cost is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of options that vested was $30, $29 and  $28 in 2018, 2017 and 2016, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares.  Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors.  During 2018, the Company repurchased approximately three million common shares in such a manner.

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

14.STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at February 2, 2019.  The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized two billion common shares, $1 par value per share.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $727, $1,567 and  $1,661 under these repurchase programs in 2018, 2017 and 2016, respectively.  On April 20, 2018 the Company entered and funded a $1,200 accelerated stock repurchase (“ASR”) program to reacquire shares in privately negotiated transactions.  The final delivery under the ASR program occurred during the second quarter of 2018, which included the settlement of the remaining 2.3 million Kroger Common shares.  In total, the Company invested $1,200 to repurchase 46.3 million Kroger common shares at an average price of $25.91 per share.

In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $83, $66 and $105 under the stock option program during 2018, 2017 and 2016, respectively.

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

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets.  Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of AOCI.  The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were February 2, 2019 for fiscal 2018 and February 3, 2018 for fiscal 2017.

Amounts recognized in AOCI as of February 2, 2019 and February 3, 2018 consists of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2018	2017	2018	2017	2018	2017
Net actuarial loss (gain)	$837	$1,040	$(130)	$(130)	$707	$910
Prior service credit	—	—	(66)	(77)	(66)	(77)

Total	$837	$1,040	$(196)	$(207)	$641	$833

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in the next fiscal year are as follows (pre-tax):

	Pension Benefits	Other Benefits	Total
	2019	2019	2019
Net actuarial loss (gain)	$53	$(10)	$43
Prior service credit	—	(11)	(11)

Total	$53	$(21)	$32

Other changes recognized in other comprehensive income (loss) in 2018, 2017 and 2016 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Incurred net actuarial loss (gain)	$(126)	$322	$165	$(10)	$(20)	$(9)	$(136)	$302	$156
Amortization of prior service credit	—	—	—	11	8	8	11	8	8
Amortization of net actuarial gain (loss)	(77)	(88)	(71)	10	11	10	(67)	(77)	(61)
Settlement recognition of net actuarial loss	—	(502)	—	—	—	—	—	(502)	—
Other	—	—	—	—	(28)	—	—	(28)	—
Total recognized in other comprehensive income (loss)	(203)	(268)	94	11	(29)	9	(192)	(297)	103

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(127)	$323	$188	$5	$(30)	$10	$(122)	$293	$198

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$3,235	$4,140	$328	$316	$202	$243
Service cost	35	53	2	2	7	8
Interest cost	124	163	12	13	8	9
Plan participants’ contributions	—	—	—	—	13	12
Actuarial (gain) loss	(134)	126	(13)	15	(9)	(20)
Plan curtailments	(92)	—	(6)	—	—	—
Plan settlements	—	(1,040)	—	—	—	—
Benefits paid	(174)	(202)	(24)	(21)	(21)	(23)
Other	—	(5)	(1)	3	—	(27)

Benefit obligation at end of fiscal year	$2,994	$3,235	$298	$328	$200	$202

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,943	$3,138	$—	$—	$—	$—
Actual return on plan assets	46	210	—	—	—	—
Employer contributions	185	1,000	25	21	8	11
Plan participants’ contributions	—	—	—	—	13	12
Plan settlements	—	(1,198)	—	—	—	—
Benefits paid	(174)	(202)	(24)	(21)	(21)	(23)
Other	10	(5)	(1)	—	—	—

Fair value of plan assets at end of fiscal year	$3,010	$2,943	$—	$—	$—	$—
Funded status and net asset and liability recognized at end of fiscal year	$16	$(292)	$(298)	$(328)	$(200)	$(202)

As of February 2, 2019, other assets and other current liabilities include $47 and $35, respectively, of the net asset and liability recognized for the above benefit plans.  As of February 3, 2018, other current liabilities include $30 of net liability recognized for the above benefit plans.

In 2018, the Company contributed $185, $117 net of tax, to the company-sponsored pension plan.  This contribution was designated to the 2017 tax year in order to deduct the contributions at the previous year tax rate.  The Company announced changes to certain non-union company-sponsored pension plans.  The Company will freeze the compensation and service periods used to calculate pension benefits for active employees who participate in the affected pension plans as of December 31, 2019.  Beginning January 1, 2020, the affected active employees will no longer accrue additional benefits for future service and eligible compensation received under these plans.  The financial effects of these changes are not material to the financial statements for the year ended February 2, 2019.

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

As of February 2, 2019 and February 3, 2018, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2018	2017	2016	2018	2017	2016
Discount rate — Benefit obligation	4.23%	4.00%	4.25%	4.19%	3.93%	4.18%
Discount rate — Net periodic benefit cost	4.00%	4.25%	4.62%	3.93%	4.18%	4.44%
Expected long-term rate of return on plan assets	5.90%	7.50%	7.40%
Rate of compensation increase — Net periodic benefit cost	3.03%	3.07%	2.71%
Rate of compensation increase — Benefit obligation	3.04%	3.03%	3.07%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans.  The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows.  The discount rates are the single rates that produce the same present value of cash flows.  The selection of the 4.23% and 4.19% discount rates as of year-end 2018 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.  A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 2, 2019, by approximately $362.

The Company’s 2018 assumed pension plan investment return rate was 5.90% compared to 7.50% in 2017 and 7.40% in 2016.  The value of all investments in the company-sponsored defined benefit pension plans during the calendar year ended December 31, 2018, net of investment management fees and expenses, decreased 2.4% and for fiscal year 2018 investments increased 1.9%.  Historically, the Company’s pension plans’ average rate of return was 8.1% for the 10 calendar years ended December 31, 2018, net of all investment management fees and expenses.  For the past 20 years, the Company’s pension plans’ average annual rate of return has been 6.10%.  At the beginning of 2018, to determine the expected rate of return on pension plan assets held by the Company for 2018, the Company considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.

The Company calculates its expected return on plan assets by using the market-related value of plan assets.  The market-related value of plan assets is determined by adjusting the actual fair value of plan assets for gains or losses on plan assets.  Gains or losses represent the difference between actual and expected returns on plan investments for each plan year.  Gains or losses on plan assets are recognized evenly over a five-year period.  Using a different method to calculate the market-related value of plan assets would provide a different expected return on plan assets.

On February 2, 2019, the Company adopted an updated assumption for generational mortality improvement, based on additional years of published mortality experience.

The funded status increased in 2018, compared to 2017, due to the $185 contribution made in 2018 to the qualified plans, the increase in discount rate from 2017 to 2018 and the announced plan freeze to certain non-union company-sponsored pension plans as of December 31, 2019.

The following table provides the components of the Company’s net periodic benefit costs for 2018, 2017 and 2016:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$35	$53	$68	$2	$2	$2	$7	$8	$9
Interest cost	124	163	177	12	13	14	8	9	10
Expected return on plan assets	(174)	(233)	(238)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(11)	(8)	(8)
Actuarial (gain) loss	69	79	60	8	9	8	(10)	(11)	(10)
Settlement loss recognized	—	502	—	—	—	—	—	—	—
Other	—	—	3	—	3	—	—	1	—
Net periodic benefit cost	$54	$564	$70	$22	$27	$24	$(6)	$(1)	$1

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for those company-sponsored pension plans with accumulated benefit obligations in excess of plan assets.

3
	Qualified Plans		Non-Qualified Plans
	2018	2017	2018	2017
PBO at end of fiscal year	$295	$3,051	$298	$328
ABO at end of fiscal year	$293	$2,916	$291	$313
Fair value of plan assets at end of year	$263	$2,755	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension	Other
	Benefits	Benefits
2019	$193	$13
2020	$199	$14
2021	$204	$15
2022	$212	$15
2023	$205	$16
2024 —2028	$1,074	$82

The following table provides information about the target and actual pension plan asset allocations as of February 2, 2019.

		Actual
	Target allocations	Allocations
	2018	2018	2017
Pension plan asset allocation
Global equity securities	2.0%	4.2%	2.2%
Emerging market equity securities	1.0	2.3	1.7
Investment grade debt securities	80.0	73.2	53.3
High yield debt securities	4.0	3.5	3.7
Private equity	10.0	9.5	9.6
Hedge funds	—	4.5	17.4
Real estate	3.0	2.8	3.2
Other	—	—	8.9

Total	100.0%	100.0%	100.0%

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

The target allocations shown for 2018 were established in 2018 in conjunction with the continuation of the Company’s transition to a LDI strategy, which began in 2017. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  This LDI strategy will be phased in over time as the Company is able to transition out of illiquid investments.  During this transition, the Company’s target allocation will change by increasing the Company’s fixed income instruments.  Cash flow from employer contributions and redemption of plan assets to fund participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.

In 2018, the Company contributed $185, $117 net of tax, to the company-sponsored defined benefit plans and the Company is not required to make any contributions to these plans in 2019.  If the Company does make any contributions in 2019, the Company expects these contributions will decrease its required contributions in future years.  Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions.  The Company expects 2019 expense for company-sponsored pension plans to be approximately $41.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 5.80% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.50% ultimate health care cost trend rate in 2037, to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$19	$(17)

The following tables, set forth by level, within the fair value hierarchy, the Qualified Plans’ assets at fair value as of February 2, 2019 and February 3, 2018:

Assets at Fair Value as of February 2, 2019

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$126	$—	$—	$—	$126
Corporate Stocks	66	—	—	—	66
Corporate Bonds	—	896	—	—	896
U.S. Government Securities	—	240	—	—	240
Mutual Funds/Collective Trusts	257	—	—	805	1,062
Hedge Funds	—	—	49	85	134
Private Equity	—	—	—	285	285
Real Estate	—	—	67	19	86
Other	—	115	—	—	115
Total	$449	$1,251	$116	$1,194	$3,010

Assets at Fair Value as of February 3, 2018

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$414	$—	$—	$—	$414
Corporate Stocks	61	—	—	—	61
Corporate Bonds	—	900	—	—	900
U.S. Government Securities	—	222	—	—	222
Mutual Funds/Collective Trusts	1	—	—	—	1
Partnerships/Joint Ventures	—	—	—	271	271
Hedge Funds	—	—	56	545	601
Private Equity	—	—	—	278	278
Real Estate	—	—	68	22	90
Other	—	—	—	105	105
Total	$476	$1,122	$124	$1,221	$2,943

The fair value of asset groupings changed significantly beginning in 2017 and continuing into 2018 due to the LDI transition that began in 2017 as described above.

For measurements using significant unobservable inputs (Level 3) during 2018 and 2017, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, January 28, 2017	$67	65
Contributions into Fund	13	11
Realized gains	1	3
Unrealized losses	5	8
Distributions	(30)	(19)

Ending balance, February 3, 2018	56	68
Contributions into Fund	—	9
Realized gains	1	12
Unrealized gains	4	(5)
Distributions	(16)	(15)
Other	4	(2)

Ending balance, February 2, 2019	$49	$67

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

The Company contributed and expensed $263, $219 and $215 to employee 401(k) retirement savings accounts in 2018, 2017 and 2016, respectively.  The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  The Company made cash contributions to these plans of $358 in 2018, $954 in 2017 and $289 in 2016.  The increase in 2017, compared to 2018 and 2016, is primarily due to the $467 pre-tax payment to satisfy withdrawal obligations of certain local unions of the Central States Pension Fund and the 2017 United Food and Commercial Workers (“UFCW”) Contribution.

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

The Company is currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and has sole investment authority over these assets.  The Company became the fiduciary of the IBT Consolidated Pension Fund in 2017 due to the ratification of a new labor contract with the IBT that provided certain local unions of the Company to withdraw from the Central States Pension Fund.  Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

•	In 2018, the Company incurred a $155 charge, $121 net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension plan fund.

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

The Company’s participation in multi-employer plans is outlined in the following tables.  The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent Pension Protection Act Zone Status available in 2018 and 2017 is for the plan’s year-end at December 31, 2017 and December 31, 2016, respectively.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.  The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2017 and December 31, 2016. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2018, 2017 and 2016.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2018	2017	Implemented	2018	2017	2016	Imposed (5)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1) (2)	95-1939092 - 001	Yellow	Yellow	Implemented	$71	$66	$60	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	19	18	18	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1) (3)	91-6069306 – 001	Green	Green	Implemented	23	20	18	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	20	19	16	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Green	No	9	9	8	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	11	11	10	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Yellow	Yellow	Implemented	10	10	9	No
Denver Area Meat Cutters and Employers Pension Plan (9)	84-6097461 - 001	Green	Green	No	—	—	3	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1)(4)	51-6055922 - 001	Green	Green	No	32	33	37	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	34	34	33	No
Central States, Southeast & Southwest Areas Pension Plan (7)	36-6044243 - 001	Red	Red	Implemented	18	492	23	No
UFCW Consolidated Pension Plan(1)	58-6101602 – 001	Green	Green	No	55	201	34	No
IBT Consolidated Pension Plan(1) (6) (7)	82-2153627 - 001	N/A	N/A	No	37	—	—	No
Other (8)					19	41	20
Total Contributions					$358	$954	$289

(1)	The Company's multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2018 and March 31, 2017.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2017 and September 30, 2016.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2017 and June 30, 2016.
(5)

Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 2, 2019, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.

(6)	The information for this fund was obtained from the Form 5500 filed for the plan's first year beginning February 20, 2017 and year-end December 31, 2017.
(7)	In 2017, the Company ratified a new contract with the IBT that provided certain local unions to withdraw from this pension fund and form the IBT consolidated pension fund.
(8)	The increase in 2017, compared to 2018 and 2016, in the "Other" funds is due primarily to withdrawal settlement payments for certain multi-employer funds in 2017.
(9)

As of June 30, 2016, the Denver Area Meat Cutters and Employers Pension Plan merged with the Rocky Mountain UFCW Unions and Employers Pension Plan.  The final Form 5500 for this plan was for the period of January 1, 2016 through June 30, 2016 (the date of the Merger).  Prior to the merger, the Company's multi-employer contributions to this fund represented more than 5% of the total contributions received by the pension fund.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date	Most Significant Collective
	of Collective	Bargaining Agreements(1)
	Bargaining	(not in millions)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2019 to June 2020	2	March 2019 to June 2020
UFCW Consolidated Pension Plan	January 2019 (2) to August 2022	8	February 2019 to August 2021
Desert States Employers & UFCW Unions Pension Plan	October 2020 to February 2022	1	October 2020
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	April 2019 to April 2020	3	May 2019 to August 2019
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2019 (2) to February 2019	1	January 2019 (2)
Oregon Retail Employees Pension Plan	August 2018 (2) to April 2022	3	August 2018 (2) to June 2019
Bakery and Confectionary Union & Industry International Pension Fund	July 2018 (2) to July 2022	4	August 2019 to June 2021
Retail Food Employers & UFCW Local 711 Pension	June 2017 (2) to April 2020	1	March 2019
Denver Area Meat Cutters and Employers Pension Plan	January 2019 (2) to February 2019	1	January 2019 (2)
United Food & Commercial Workers Intl Union — Industry Pension Fund	February 2019 to August 2022	2	April 2019 to March 2021
Western Conference of Teamsters Pension Plan	April 2019 to July 2021	5	April 2019 to July 2021
International Brotherhood of Teamsters Consolidated Pension Fund	September 2019 to September 2022	3	September 2019 to September 2022

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,282 in 2018, $1,247 in 2017 and $1,143 in 2016.

17.HELD FOR SALE AND DISPOSAL OF BUSINESS

During the second quarter of 2018, the Company announced that as a result of a review of its assets, the Company has decided to explore strategic alternatives for its Turkey Hill Dairy business, including a potential sale.  Additionally during the fourth quarter of 2018, the Company announced that it had entered into a definitive agreement to sell its You Technology business.

The following table presents information related to the major classes of assets and liabilities of all business that were classified as assets and liabilities held for sale in the Consolidated Balance Sheet as of February 2, 2019 and February 3, 2018:

	February 2,	February 3,
(In millions)	2019	2018
Assets held for sale:
Cash and temporary cash investments	$1	$1
Store deposits in transit	-	15
Receivables	64	49
FIFO inventory	21	95
LIFO reserve	(1)	(36)
Prepaid and other current assets	3	13
Property, plant and equipment, net	77	441
Intangibles, net	-	11
Goodwill	1	14
Other assets	-	1
Total assets held for sale	$166	$604

Liabilities held for sale:
Trade accounts payable	$26	$119
Accrued salaries and wages	8	14
Other current liabilities	17	85
Other long-term liabilities	-	41
Total liabilities held for sale	$51	$259

Subsequent to February 2, 2019, the Company completed the sale of its You Technology business unit and announced a definitive agreement for its Turkey Hill Dairy business unit.  The businesses classified as held for sale will not be reported as discontinued operations as the dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

As of February 3, 2018, certain assets and liabilities, primarily those related to the Company’s convenience store business, were classified as held for sale in the Consolidated Balance Sheet.  On April 20,2018, the Company completed the sale of its convenience store business unit for $2,169.  The Company recognized a net gain on this sale for $1,782, $1,360 net of tax, in 2018.

18.    VOLUNTARY RETIREMENT OFFERING

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

19.RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

During the fourth quarter of 2017, the Company adopted ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 requires applying a one-step quantitative test and recording the amount of goodwill impairment as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment.  The Company performed its annual evaluation of goodwill in accordance with this standard, which resulted in a goodwill impairment charge in 2017 of $110, $74 net of tax, related to the Kroger Specialty Pharmacy reporting unit.

On February 4, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which superseded previous revenue recognition guidance. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when goods and services are transferred to the customer in an amount that is proportionate to what has been delivered at that point and that reflects the consideration to which the company expects to be entitled for those goods or services. The Company adopted the standard using a modified retrospective approach with the adoption primarily involving the evaluation of whether the Company acts as principal or agent in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. The Company will continue to record revenue and related costs on a gross basis for the arrangements. The adoption of the standard did not have a material effect on the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

In March 2017, the Financial Accounting Standard’s Board (“FASB”) issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).” ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The Company adopted ASU 2017-07 on February 4, 2018 and retrospectively applied it to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from the Company’s operating profit subtotal as reported in the Company’s Consolidated Statements of Operations, but remain included in net earnings before income tax expense.  Due to the adoption, the Company reclassified $527 for 2017 and $16 for 2016, of non-service company-sponsored pension plan costs from operating profit to other income (expense) on its Consolidated Statements of Operations.  Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in Note 15 to the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued “Financial Instruments–Overall (Topic 825),” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments (ASU 2016-01). The Company adopted this ASU on February 4, 2018.  As a result of the adoption, the Company recorded a mark to market gain on Ocado securities, for those securities the Company owned as of the end of 2018, within the Consolidated Statements of Operations as opposed to a component of Other Comprehensive Income on the Company’s Consolidated Statements of Comprehensive Income.

20.RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements. The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance will be effective for the Company in the first quarter of its fiscal year ending February 1, 2020. The Company will apply the transition package of practical expedients permitted within the standard, which allows the Company to carryforward its historical lease classification, and will apply the transition option which does not require application of the guidance to comparative periods in the year of adoption.  The Company estimates adoption of the standard will result in right of use assets and lease liabilities of approximately $6,700 as of February 3, 2019.  When combined with the Company’s existing capital leases, the Company’s total lease assets and liabilities will be approximately $7,400 and $7,600, respectively, as of February 3, 2019.  The Company does not expect adoption to have a material impact on the Company’s consolidated net earnings or cash flows.

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

21.QUARTERLY  DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2018 and 2017.

	Quarter
	First	Second	Third	Fourth	Total Year
2018	(16 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(52 Weeks)
Sales	$37,530	$27,869	$27,672	$28,091	$121,162

Operating Expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	29,362	21,930	21,699	21,902	94,894
Operating, general and administrative	6,122	4,612	4,556	5,013	20,305
Rent	276	204	200	204	884
Depreciation and amortization	741	574	570	581	2,465

Operating profit	1,029	549	647	391	2,614

Other income (expense)
Interest expense	(192)	(144)	(142)	(142)	(620)
Non-service component of company sponsored pension plan costs	(10)	(4)	(6)	(7)	(26)
Mark to market gain (loss) on Ocado securities	36	216	(100)	75	228
Gain on sale of business	1,771	11	—	—	1,782

Net earnings before income tax expense	2,634	628	399	317	3,978

Income tax expense	616	127	91	66	900

Net earnings including noncontrolling interests	2,018	501	308	251	3,078
Net loss attributable to noncontrolling interests	(8)	(7)	(9)	(8)	(32)

Net earnings attributable to The Kroger Co.	$2,026	$508	$317	$259	$3,110

Net earnings attributable to The Kroger Co. per basic common share	$2.39	$0.63	$0.39	$0.32	$3.80

Average number of shares used in basic calculation	839	797	797	798	810

Net earnings attributable to The Kroger Co. per diluted common share	$2.37	$0.62	$0.39	$0.32	$3.76

Average number of shares used in diluted calculation	846	805	807	806	818

Dividends declared per common share	$0.125	$0.140	$0.140	$0.140	$0.545

Annual amounts may not sum due to rounding.

Net earnings for the first quarter of 2018 include a reduction to OG&A expenses of $13, $10 net of tax, for adjustments to obligations related to certain local unions withdrawing from the Central States multi-employer pension fund, a reduction to depreciation and amortization expenses of $14, $11 net of tax, related to held for sale assets, gains in other income (expense) of $1,771, $1,352 net of tax, related to the sale of the convenience store business unit and $36, $27 net of tax, for the mark to market gain on Ocado securities.

Net earnings for the second quarter of 2018 include gains in other income (expense) of $11, $8 net of tax, related to the sale of the convenience store business unit and $216, $164 net of tax, for the mark to market gain on Ocado securities.

Net earnings for the third quarter of 2018 include a loss in other income (expense) of $100, $77 net of tax, for the mark to market loss on Ocado securities.

Net earnings for the fourth quarter of 2018 include charges to OG&A expenses of $168, $131 net of tax, for obligations related to certain local unions withdrawing from the Central States multi-employer pension fund, $33, $26 net of tax, for the revaluation of contingent consideration and $42, $33 net of tax, for an impairment of financial instrument, a gain in other income (expense) of $75, $59 net of tax, for the mark to market gain on Ocado securities.

	Quarter
	First	Second	Third	Fourth	Total Year
2017	(16 Weeks)	(12 Weeks)	(12 Weeks)	(13 Weeks)	(53 Weeks)
Sales	$36,285	$27,597	$27,749	$31,031	$122,662

Operating Expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	28,281	21,609	21,532	24,240	95,662
Operating, general and administrative	6,367	4,517	4,701	5,456	21,041
Rent	270	225	196	220	911
Depreciation and amortization	736	562	573	565	2,436

Operating profit	631	684	747	550	2,612

Other income (expense)
Interest expense	(177)	(138)	(136)	(148)	(601)
Non-service component of company sponsored pension plan costs	(9)	(6)	(7)	(506)	(527)

Net earnings (loss) before income tax (benefit) expense	445	540	604	(104)	1,484

Income tax expense (benefit)	148	189	215	(957)	(405)

Net earnings including noncontrolling interests	297	351	389	853	1,889
Net loss attributable to noncontrolling interests	(6)	(2)	(8)	(1)	(18)

Net earnings attributable to The Kroger Co.	$303	$353	$397	$854	$1,907

Net earnings attributable to The Kroger Co. per basic common share	$0.33	$0.39	$0.44	$0.97	$2.11

Average number of shares used in basic calculation	914	897	887	875	895

Net earnings attributable to The Kroger Co. per diluted common share	$0.32	$0.39	$0.44	$0.96	$2.09

Average number of shares used in diluted calculation	925	905	893	884	904

Dividends declared per common share	$0.120	$0.125	$0.125	$0.125	$0.495

Annual amounts may not sum due to rounding.

Net earnings for the first quarter of 2017 include $199, $126 net of tax, related to the withdrawal liability for certain multi-employer pension funds and $184, $117 net of tax, related to the voluntary retirement offering.

Net earnings for the fourth quarter of 2017 include charges to OG&A expenses of $351, $234 net of tax, related to obligations from withdrawing from and settlements of withdrawal liabilities for certain multi-employer pension funds, $110, $74 net of tax, related to the Kroger Specialty Pharmacy goodwill impairment and $502, $335 net of tax, related to a company-sponsored pension plan termination.

Net earnings for the fourth quarter of 2017 include a reduction to depreciation and amortization expenses of $19, $13 net of tax, related to held for sale assets, a reduction to income tax expense of $922 primarily due to the re-measurement of deferred tax liabilities and the reduction of the statutory rate for the last five weeks of the fiscal year from the Tax Cuts and Jobs Act.    In addition, net earnings include $119, $79 net of tax, due to a 53rd week in fiscal year 2017.

22.SUBSEQUENT EVENTS

On March 13, 2019, the Company completed the sale of its You Technology business to Inmar for total consideration of $565, including $400 received upon closing.  The transaction includes a long-term service agreement for Inmar to provide the Company digital coupon services. The sale resulted in a gain and will be included in “Gain on sale of business” in the Consolidated Statements of Operations in the first quarter of 2019.

On March 22, 2019, the Company announced a definitive agreement for the sale of its Turkey Hill Dairy business to an affiliate of Peak Rock Capital, subject to customary closing conditions and any regulatory reviews.  The transaction will result in a gain and it is expected to close in the first quarter of 2019.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

As of February 2, 2019, our Chief Executive Officer and Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 2, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended February 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial  reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2019.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.OTHER INFORMATION.

As previously disclosed, Mr. Christopher Hjelm is retiring from the Company, effective August 1, 2019.  On April 1, 2019, the Company and Mr. Hjelm entered into agreements under the terms of which he will receive the following, subject to the conditions contained in the agreement: (i) twelve months salary continuation at the base salary in effect at the time of the separation of his employment, (ii) restricted Kroger stock and stock options previously granted that are scheduled to become vested in 2020 or 2021 will continue to vest on the vesting schedule set forth in the award agreements for 2020 and 2021 only, (iii) a lump sum payment equal to the cost of twelve months of COBRA medical and/or dental plan(s) continuation coverage, less applicable withholdings, (iv) pro-rated annual bonus for 2019, and (v) pro-rated long term incentive payments for previously awarded long-term incentives under outstanding plans.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item not otherwise set forth below is set forth under the headings Election of Directors, Information Concerning the Board of Directors — Committees of the Board, Information Concerning the Board of Directors — Audit Committee, Information Concerning the Board of Directors — Code of Ethics and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission before within 120 days after the end of the fiscal year 2018  (the “2019 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names and ages of the executive officers and the positions held by each such person. Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Mary E. Adcock	43

Ms. Adcock was elected Group Vice President of Retail Operations, effective June 2016.  Prior to that, she served as Vice President of Operations for Kroger’s Columbus Division from November 2015 to May 2016 and as Vice President of Merchandising for the Columbus Division from March 2014 to November 2015. From February 2012 to March 2014, Ms. Adcock served as Vice President of Natural Foods Merchandising and from October 2009 to February 2012, she served as Vice President of Deli/Bakery Manufacturing.  Prior to that, Ms. Adcock held several leadership positions in the manufacturing department, including human resources manager, general manager and division operations manager.  Ms. Adcock joined Kroger in 1999 as human resources assistant manager at the Country Oven Bakery in Bowling Green, Kentucky.

Jessica C. Adelman	43

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

Stuart W. Aitken	47

Mr. Aitken was elected Senior Vice President in February 2019 and served as Group Vice President from June 2015 to February 2019.   He is responsible for leading Kroger’s alternative profit businesses, including Kroger’s data analytics subsidiary, 84.51° LLC and Kroger Personal Finance. Prior to joining Kroger, he served as the chief executive officer of dunnhumby USA, LLC from July 2010 to June 2015.  Mr. Aitken has over 15 years of marketing, academic and technical experience across a variety of industries, and held various leadership roles with other companies, including Michaels Stores and Safeway, Inc.

Robert W. Clark	53

Mr. Clark was elected Senior Vice President of Merchandising in March 2016 and is also responsible for manufacturing and supply chain. From March 2013 to March 2016, he served as Group Vice President of Non-Perishables.  Prior to that, he served as Vice President of Merchandising for Kroger’s Fred Meyer division from October 2011 to March 2013.  From August 2010 to October 2011 he served as Vice President of Operations for Kroger’s Columbus division.  Prior to that, from May 2002 to August 2010, he served as Vice President of Merchandising for Kroger’s Fry’s division.  From 1985 to 2002, Mr. Clark held various leadership positions in store and district management, as well as grocery merchandising.  Mr. Clark began his career with Kroger in 1985 as a courtesy clerk at Fry’s.

Yael Cosset	45

Mr. Cosset was elected Group Vice President and Chief Digital Officer in January 2017 and is responsible for leading Kroger’s digital strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and e-commerce. Before that, he served as Chief Commercial Officer and Chief Information Officer of 84.51° LLC from April 2015 to December 2016.  Prior to joining Kroger, Mr. Cosset served in several leadership roles at dunnhumby USA, LLC from 2009 to 2015, including Executive Vice President of Consumer Markets and Global Chief Information Officer.

Michael J. Donnelly	60

Mr. Donnelly was elected Executive Vice President and Chief Operating Officer in December 2017.  Prior to that, he was Executive Vice President of Merchandising from September 2015 to December 2017, and Senior Vice President of Merchandising from July 2011 to September 2015.  Before that, Mr. Donnelly held a variety of key management positions with Kroger, including President of Ralphs Grocery Company, President of Fry’s Food Stores, and Senior Vice President, Drug/GM Merchandising and Procurement. Mr. Donnelly joined Kroger in 1978 as a clerk.

Carin L. Fike	50

Ms. Fike was elected Vice President and Treasurer effective April 2017.  Prior to that, she served as Assistant Treasurer from March 2011 to April 2017.  Before that, Ms. Fike served as Director of Investor Relations from December 2003 to March 2011.  Ms. Fike began her career with Kroger in 1999 as a manager in the Financial Reporting department after working with PricewaterhouseCoopers from 1995 to 1999, where most recently she was an audit manager.

Todd A. Foley	49

Mr. Foley was elected Vice President and Corporate Controller effective April 2017.  Before that, he served as Vice President and Treasurer from June 2013 to April 2017.  Prior to that, Mr. Foley served as Assistant Corporate Controller from March 2006 to June 2013, and Controller of Kroger’s Cincinnati/Dayton division from October 2003 to March 2006.  Mr. Foley began his career with Kroger in 2001 as an audit manager in the Internal Audit Department after working for PricewaterhouseCoopers from 1991 to 2001, where most recently he was a senior audit manager.

Christopher T. Hjelm	57

Mr. Hjelm was elected Executive Vice President and Chief Information Officer in September 2015.  Prior to that, he served as Senior Vice President and Chief Information Officer from August 2005 to September 2015.  From February 2005 to July 2005, he was Chief Information Officer of Travel Distribution Services for Cendant Corporation.  From July 2003 to November 2004, Mr. Hjelm served as Chief Technology Officer for Orbitz LLC, which was acquired by Cendant Corporation in November 2004.  Mr. Hjelm served as Senior Vice President for Technology at eBay Inc. from March 2002 to June 2003, and served as Executive Vice President for Broadband Network Services for Excite@Home from June 2001 to February 2002.  From January 2000 to June 2001, Mr. Hjelm served as Chairman, President and Chief Executive Officer of ZOHO Corporation.  Prior to that, he held various key roles for 14 years with Federal Express Corporation, including that of Senior Vice President and Chief Information Officer.

Calvin J. Kaufman	56

Mr. Kaufman was elected Senior Vice President in June 2017, and is responsible for the oversight of several Kroger retail divisions.  From July 2013 to June 2017, he served as President of the Louisville division.  Prior to that, he served as President of Kroger Manufacturing and Our Brands from June 2008 to June 2013, and Group Vice President of Fred Meyer Logistics from September 2005 to May 2008.  Mr. Kaufman held various positions in Logistics after joining Kroger in the Fred Meyer division in September 1994.

Timothy A. Massa	52

Mr. Massa was elected Senior Vice President of Human Resources and Labor Relations in June 2018. Prior to that, he served as Group Vice President of Human Resources and Labor Relations from June 2014 to June 2018.  Mr. Massa joined Kroger in October 2010 as Vice President, Corporate Human Resources and Talent Development. Prior to joining Kroger, he served in various Human Resources leadership roles for 21 years at Procter & Gamble, most recently serving as Global Human Resources Director of Customer Business Development.

Stephen M. McKinney	62

Mr. McKinney was elected Senior Vice President in March 2018, and is responsible for the oversight of several Kroger retail divisions.  From October 2013 to March 2018, he served as President of Kroger’s Fry’s Food Stores division.  Prior to that, he served as Vice President of Operations for the Ralphs division from October 2007 to September 2013, and Vice President of Operations for the Southwest division from October 2006 to September 2007.  From 1988 to 1998, Mr. McKinney served in various leadership positions in the Fry’s Food Stores division, including store manager, deli director, and executive director of operations.  From 1981 to 1998, Mr. McKinney held several roles with Florida Choice Supermarkets, a former Kroger banner, including store manager, buyer, and field representative.   He started his career with Kroger in 1981 as a clerk with Florida Choice.

W. Rodney McMullen	58

Mr. McMullen was elected Chairman of the Board effective January 1, 2015, and Chief Executive Officer effective January 1, 2014.  Prior to that, he served as President and Chief Operating Officer from August 2009 to December 2013.  Prior to that he was elected Vice Chairman in June 2003, Executive Vice President, Strategy, Planning and Finance in January 2000, Executive Vice President and Chief Financial Officer in May 1999, Senior Vice President in October 1997, and Group Vice President and Chief Financial Officer in June 1995.  Before that he was appointed Vice President, Control and Financial Services in March 1993, and Vice President, Planning and Capital Management in December 1989. Mr. McMullen joined Kroger in 1978 as a part-time stock clerk.

J. Michael Schlotman	61

Mr. Schlotman was elected Executive Vice President and Chief Financial Officer in September 2015.  Before that, he was elected Senior Vice President and Chief Financial Officer in June 2003, and Group Vice President and Chief Financial Officer in January 2000.  Prior to that he was elected Vice President and Corporate Controller in 1995, and served in various positions in corporate accounting since joining Kroger in 1985.

Erin S. Sharp	61

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

Alessandro Tosolini	52

Mr. Tosolini was elected Senior Vice President of New Business Development in December 2014.  Before joining Kroger, he held numerous leadership positions with Procter & Gamble for 24 years, in the U.S. and internationally, most recently serving  as senior vice president of Global e Business and vice president of Global  eCommerce.

Mark C. Tuffin	59

Mr. Tuffin has served as Senior Vice President since January 2014, and is responsible for the oversight of several of Kroger’s retail divisions.  Prior to that, he served as President of Kroger’s Smith’s division from July 2011 to January 2014.  From September 2009 to July 2011, Mr. Tuffin served as Vice President of Transition, where he was responsible for implementing an organizational restructuring initiative for Kroger’s retail divisions.  He joined Kroger’s Smith’s division in 1996 and served in a series of leadership roles, including Vice President of Merchandising from September 1999 to September 2009.  Mr. Tuffin held various positions with other supermarket retailers before joining Smith’s in 1996.

Christine S. Wheatley	48

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

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2019 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (1)	warrants and rights (1)	reflected in column (a))

Equity compensation plans approved by security holders	36,526,924	$23.42	28,386,544
Equity compensation plans not approved by security holders	—	$—	—
Total	36,526,924	$23.42	28,386,544

(1)

The total number of securities reported includes the maximum number of common shares, 2,378,494, that may be issued under performance units granted under our long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis section of the definitive 2019 proxy statement  and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account. Based on historical data, or in the case of the awards made in 2016 through 2018 and earned in 2018 the actual payout percentage, our best estimate of the number of common shares that will be issued under the performance unit grants is approximately 2,379,302.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2019 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2019 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Appointment of Kroger’s Independent Auditor in the 2019 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018
Consolidated Statements of Operations for the years ended February 2, 2019, February 3, 2018 and January 28, 2017

Consolidated Statements of Comprehensive Income for the years ended February 2, 2019, February 3, 2018 and January 28, 2017

Consolidated Statements of Cash Flows for the years ended February 2, 2019, February 3, 2018 and January 28, 2017

Consolidated Statement of Changes in Shareholders’ Equity for the years ended February 2, 2019, February 3, 2018 and January 28, 2017
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

3.2	The Company’s Regulations are hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018.

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

10.13*	Form of Performance Unit Award Under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 18, 2018.

10.14*	The Kroger Co. 2015 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

10.15*	The Kroger Co. 2016 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

10.16*	The Kroger Co. 2017 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2017.

10.17	Retirement Agreement between the Company and Christopher T. Hjelm, dated as of April 1, 2019.

10.18	Amendment to Stock Option Agreements and Restricted Stock Agreements between the Company and Christopher T. Hjelm, dated as of April 1, 2019.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 2, 2019	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 2nd April 2019.

	/s/ J.Michael Schlotman	Executive Vice President and Chief Financial Officer
	J. Michael Schlotman	(principal financial officer)

	/s/ Todd A. Foley	Vice President & Corporate Controller
	Todd A Foley	(principal accounting officer)

	*	Director
Nora A. Aufreiter
	*	Director
Robert D. Beyer
	*	Director
Anne Gates
	*	Director
Susan J. Kropf
	*	Chairman of the Board and Chief Executive Officer
W. Rodney McMullen
	*	Director
Jorge P. Montoya
	*	Director
Clyde R. Moore
	*	Director
James A. Runde
	*	Director
Ronald L. Sargent
	*	Director
Bobby S. Shackouls
	*	Director
Mark S. Sutton
	*	Director
Ashok Vemuri

* By:	/s/ Christine S. Wheatley
Christine S. Wheatley
Attorney-in-fact