Form 10-Q
period 2019-05-25
KROGER CO
filed 2019-06-28
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-303

The Kroger Co.

(Exact name of registrant as specified in its charter)

Ohio	31-0345740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1014 Vine Street, Cincinnati, Ohio 45202

(Address of principal executive offices)

(Zip Code)

(513) 762-4000

(Registrant’s telephone number, including area code)

Unchanged

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common, $1.00 Par Value	KR	New York Stock Exchange

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

There were 798,798,567 shares of Common Stock ($1 par value) outstanding as of June 25, 2019.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 25,	May 26,
(In millions, except per share amounts)	2019	2018
Sales	$37,251	$37,722

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	28,983	29,419
Operating, general and administrative	6,314	6,257
Rent	274	276
Depreciation and amortization	779	741

Operating profit	901	1,029

Other income (expense)
Interest expense	(197)	(192)
Non-service component of company-sponsored pension plan costs	3	(10)
Mark to market gain on Ocado securities	106	36
Gain on sale of businesses	176	1,771

Net earnings before income tax expense	989	2,634

Income tax expense	226	616

Net earnings including noncontrolling interests	763	2,018
Net loss attributable to noncontrolling interests	(9)	(8)

Net earnings attributable to The Kroger Co.	$772	$2,026

Net earnings attributable to The Kroger Co. per basic common share	$0.96	$2.39

Average number of common shares used in basic calculation	798	839

Net earnings attributable to The Kroger Co. per diluted common share	$0.95	$2.37

Average number of common shares used in diluted calculation	805	846

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 25,	May 26,
(In millions)	2019	2018
Net earnings including noncontrolling interests	$763	$2,018

Other comprehensive income (loss)
Realized gains and losses on available for sale securities, net of income tax (1)	—	(4)
Change in pension and other postretirement defined benefit plans, net of income tax(2)	7	15
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(8)	4
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	1
Cumulative effect of accounting change (5)	(146)	—

Total other comprehensive (loss) income	(146)	16

Comprehensive income	617	2,034
Comprehensive loss attributable to noncontrolling interests	(9)	(8)
Comprehensive income attributable to The Kroger Co.	$626	$2,042

(1)	Amount is net of tax of ($1) for the first quarter of 2018.
(2)	Amount is net of tax of $3 for the first quarter of 2019 and $4 for the first quarter of 2018.
(3)	Amount is net of tax of ($9) for the first quarter of 2019 and $1 for the first quarter of 2018.
(4)	Amount is net of tax of $1 for the first quarters of 2019 and 2018.
(5)

Related to the adoption of Accounting Standards Update (“ASU”) 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," (see Note 5 for additional details).

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 25,	February 2,
(In millions, except par amounts)	2019	2019
ASSETS
Current assets
Cash and temporary cash investments	$409	$429
Store deposits in-transit	1,066	1,181
Receivables	1,560	1,589
FIFO inventory	7,998	8,123
LIFO reserve	(1,291)	(1,277)
Assets held for sale	—	166
Prepaid and other current assets	420	592
Total current assets	10,162	10,803

Property, plant and equipment, net	21,661	21,635
Operating lease assets	6,819	—
Intangibles, net	1,123	1,258
Goodwill	3,087	3,087
Other assets	1,467	1,335

Total Assets	$44,319	$38,118

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,453	$3,157
Current portion of operating lease liabilities	682	—
Trade accounts payable	6,423	6,059
Accrued salaries and wages	1,078	1,227
Liabilities held for sale	—	51
Other current liabilities	3,939	3,780
Total current liabilities	13,575	14,274

Long-term debt including obligations under finance leases	12,016	12,072
Noncurrent operating lease liabilities	6,420	—
Deferred income taxes	1,484	1,562
Pension and postretirement benefit obligations	485	494
Other long-term liabilities	1,807	1,881

Total Liabilities	35,787	30,283

Commitments and contingencies see Note 7

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2019 and 2018	1,918	1,918
Additional paid-in capital	3,287	3,245
Accumulated other comprehensive loss	(492)	(346)
Accumulated earnings	20,481	19,681
Common shares in treasury, at cost, 1,119 shares in 2019 and 1,120 shares in 2018	(16,613)	(16,612)

Total Shareholders’ Equity - The Kroger Co.	8,581	7,886
Noncontrolling interests	(49)	(51)

Total Equity	8,532	7,835

Total Liabilities and Equity	$44,319	$38,118

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	May 25,	May 26,
(In millions)	2019	2018
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$763	$2,018
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	779	741
Operating lease asset amortization	197	—
LIFO charge	15	15
Stock-based employee compensation	48	45
Expense for company-sponsored pension plans	11	27
Deferred income taxes	(73)	17
Gain on sale of businesses	(176)	(1,771)
Gain on sale of assets	(57)	—
Mark to market gain on Ocado securities	(106)	(36)
Other	(29)	—
Changes in operating assets and liabilities net of effects from mergers and disposals of businesses:
Store deposits in-transit	115	108
Receivables	33	(123)
Inventories	124	134
Prepaid and other current assets	86	307
Trade accounts payable	364	345
Accrued expenses	(18)	43
Income taxes receivable and payable	63	558
Operating lease liabilities	(146)	—
Proceeds from contract associated with sale of business	295	—
Other	(20)	(60)

Net cash provided by operating activities	2,268	2,368

Cash Flows from Investing Activities:
Payments for property and equipment	(901)	(758)
Proceeds from sale of assets	117	47
Purchases of stores	—	(44)
Net proceeds from sale of businesses	326	2,142
Other	(6)	(38)

Net cash (used) provided by investing activities	(464)	1,349

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	9	1,010
Payments on long-term debt including obligations under finance leases	(1,013)	(214)
Net payments on commercial paper	(700)	(2,120)
Dividends paid	(113)	(110)
Proceeds from issuance of capital stock	12	10
Treasury stock purchases	(15)	(1,809)
Other	(4)	(140)

Net cash used by financing activities	(1,824)	(3,373)

Net (decrease) increase in cash and temporary cash investments	(20)	344

Cash and temporary cash investments:
Beginning of year	429	347
End of period	$409	$691

Reconciliation of capital investments:
Payments for property and equipment	$(901)	$(758)
Changes in construction-in-progress payables	25	(91)
Total capital investments	$(876)	$(849)

Disclosure of cash flow information:
Cash paid during the year for interest	$115	$124
Cash paid during the year for income taxes	$231	$36

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at February 3, 2018	1,918	$1,918	$3,161	1,048	$(14,684)	$(471)	$17,007	$(26)	$6,905
Issuance of common stock:
Stock options exercised	—	—	—	(1)	10	—	—	—	10
Restricted stock issued	—	—	(6)	—	5	—	—	—	(1)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	(134)	74	(1,792)	—	—	—	(1,926)
Stock options exchanged	—	—	—	1	(17)	—	—	—	(17)
Share-based employee compensation	—	—	45	—	—	—	—	—	45
Other comprehensive income net of income tax of $5	—	—	—	—	—	16	—	—	16
Other	—	—	(7)	—	2	—	—	5	—
Cash dividends declared ($0.125 per common share)	—	—	—	—	—	—	(109)	—	(109)
Net earnings including noncontrolling interests	—	—	—	—	—	—	2,026	(8)	2,018

Balances at May 26, 2018	1,918	$1,918	$3,059	1,122	$(16,476)	$(455)	$18,924	$(29)	$6,941

Balances at February 2, 2019	1,918	$1,918	$3,245	1,120	$(16,612)	$(346)	$19,681	$(51)	$7,835
Issuance of common stock:
Stock options exercised	—	—	—	(1)	12	—	—	—	12
Restricted stock issued	—	—	(14)	—	10	—	—	—	(4)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(15)	—	—	—	(15)
Share-based employee compensation	—	—	48	—	—	—	—	—	48
Other comprehensive income net of income tax of ($5)	—	—	—	—	—	(146)	—	—	(146)
Cumulative effect of accounting change	—	—	—	—	—	—	146	—	146
Other	—	—	8	—	(8)	—	(5)	11	6
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	—	(113)	—	(113)
Net earnings including noncontrolling interests	—	—	—	—	—	—	772	(9)	763

Balances at May 25, 2019	1,918	$1,918	$3,287	1,119	$(16,613)	$(492)	$20,481	$(49)	$8,532

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries and other consolidated entities.  The February 2, 2019 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”).  Significant intercompany transactions and balances have been eliminated.  References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year.  The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations.  Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 25, 2019 and May 26, 2018, includes the results of operations of the Company for the 16-week periods then ended.

Products and services related primarily to Kroger Personal Finance and Media, which were historically accounted for as an offset to operating, general and administrative expenses (“OG&A”), are now classified as a component of sales, except for certain amounts in Media, which are netted against merchandise costs. These prior-year amounts have been reclassified to conform to current-year presentation.

Refer to Note 5 for a description of changes to the Consolidated Balance Sheet for recently adopted accounting standards regarding the recognition of lease agreements and reclassification of stranded tax effects.

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

2.DEBT OBLIGATIONS

Long-term debt consists of:

	May 25,	February 2,
	2019	2019
1.50% to 8.00% Senior Notes due through 2048	$12,101	$12,097
5.63% to 12.75% Mortgages due in varying amounts through 2027	14	14
2.60% to 2.63% Commercial paper borrowings due through May 2019	100	800
3.37% Term Loan due 2019	—	1,000
Other	446	440

Total debt, excluding obligations under finance leases	12,661	14,351
Less current portion	(1,405)	(3,103)

Total long-term debt, excluding obligations under finance leases	$11,256	$11,248

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence.  If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 25, 2019 and February 2, 2019.  At May 25, 2019, the fair value of total debt was $12,856 compared to a carrying value of $12,661.  At February 2, 2019, the fair value of total debt was $14,190 compared to a carrying value of $14,351.

3.BENEFIT  PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first quarters of 2019 and 2018.

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 25,	May 26,	May 25,	May 26,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$11	$15	$2	$2
Interest cost	41	43	2	2
Expected return on plan assets	(56)	(54)	—	—
Amortization of:
Prior service cost	—	—	(3)	(3)
Actuarial loss (gain)	16	25	(3)	(3)

Net periodic benefit cost	$12	$29	$(2)	$(2)

The Company is not required to make any contributions to its company-sponsored pension plans in 2019, but may make contributions to the extent such contributions are beneficial to the Company.  The Company did not make any contributions to its company-sponsored pension plans in the first quarter of 2019 or 2018.

The Company contributed $88 and $89 to employee 401(k) retirement savings accounts in the first quarters of 2019 and 2018, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements.  These plans provide retirement benefits to participants based on their service to contributing employers.  The Company recognizes expense in connection with these plans as contributions are funded.

During the first quarter of 2019, the Company incurred a charge of $59, $44 net of tax, due to obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund. The charge was recorded in the OG&A caption in the Consolidated Statements of Operations.

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

	First Quarter Ended			First Quarter Ended
	May 25, 2019			May 26, 2018
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$764	798	$0.96	$2,005	839	$2.39
Dilutive effect of stock options		7			7

Net earnings attributable to The Kroger Co. per diluted common share	$764	805	$0.95	$2,005	846	$2.37

The Company had combined undistributed and distributed earnings to participating securities totaling $8 in the first quarter of 2019 and $21 in the first quarter of 2018.

The Company had options outstanding for approximately 16 million shares during the first quarter of 2019 and 17 million shares in the first quarter of 2018 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

On February 3, 2019, the Company adopted ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements.  The Company adopted the standard using the modified retrospective approach, which provides a method for recording existing leases at adoption that approximates the results of a full retrospective approach.  In addition, the Company elected the transition package of practical expedients permitted within the standard, which allowed it to carry forward the historical lease classification, and applied the transition option which does not require application of the guidance to comparative periods in the year of adoption.

The adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities of approximately $6,800 and $7,000, respectively, as of February 3, 2019.  Included in the measurement of the new lease assets is the reclassification of certain balances including those historically recorded as prepaid or deferred rent and favorable and unfavorable leasehold interests.  Several other asset and liability line items in the Consolidated Balance Sheets were also impacted by immaterial amounts.    The adoption of this standard also resulted in a change in naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases. The adoption of this standard did not materially affect the Company’s consolidated net earnings or cash flows.

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This amendment allows companies to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income (AOCI) to retained earnings. The Company adopted ASU 2018-02 on February 3, 2019, which resulted in a decrease to AOCI and an increase to accumulated earnings of $146, primarily related to deferred taxes previously recorded for pension and other postretirement benefits and cash flow hedges.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations or cash flows.

6.LEASES AND LEASE-FINANCED TRANSACTIONS

The Company leases certain store real estate, warehouses, distribution centers, office space and equipment.  While the Company’s current strategy emphasizes ownership of store real estate, the Company operates in leased facilities in approximately half of its store locations.  Lease terms generally range from 10 to 20 years with options to renew for varying terms at the Company’s sole discretion.  Certain leases also include options to purchase the leased property.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.  Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities or insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  Certain properties or portions thereof are subleased to others for periods generally ranging from one to 20 years.

The following table provides supplemental balance sheet classification information related to leases:

		May 25,	February 2,
	Classification	2019	2019
Assets
Operating	Operating lease assets	$6,819	$—
Finance	Property, plant and equipment, net (1)	641	721

Total leased assets		$7,460	$721

Liabilities
Current
Operating	Current portion of operating lease liabilities	$682	$—
Finance	Current portion of long-term debt including obligations under finance leases	48	54

Noncurrent
Operating	Noncurrent operating lease liabilities	6,420	—
Finance	Long-term debt including obligations under finance leases	760	824

Total lease liabilities		$7,910	$878

(1)	Finance lease assets are recorded net of accumulated amortization of $287 and $345 as of May 25, 2019 and February 2, 2019.

The following table provides the components of lease cost:

		First Quarter Ended
Lease Cost	Classification	May 25, 2019
Operating lease cost (1)	Rent Expense	$311
Sublease income	Rent Expense	(37)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	15
Interest on lease liabilities	Interest Expense	14

Net lease cost		$303

(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
Remainder of 2019	$700	$63	$763
2020	888	84	972
2021	824	84	908
2022	706	80	786
2023	635	79	714
Thereafter	6,645	787	7,432

Total lease payments	10,398	1,177	$11,575

Less amount representing interest	3,296	369

Present value of lease liabilities (1)	$7,102	$808

(1)	Includes the current portion of $682 for operating leases and $48 for finance leases.

Total future minimum rentals under non-cancellable subleases at May 25, 2019 were $274.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

May 25, 2019
Weighted-average remaining lease term (years)
Operating leases	16.3
Finance leases	15.0
Weighted-average discount rate
Operating leases	4.4%
Finance leases	4.4%

The following table provides supplemental cash flow information related to leases:

First Quarter Ended
May 25, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$239
Operating cash flows from finance leases	$14
Financing cash flows from finance leases	$9
Leased assets obtained in exchange for new operating lease liabilities	$257
Leased assets obtained in exchange for new finance lease liabilities	$33
Net gain recognized from sale and leaseback transactions (1)	$51

(1)	During the first quarter of 2019, the Company entered into sale leaseback transactions related to eight properties, which resulted in total proceeds of $102.

The Company adopted new lease accounting guidance in the first quarter of 2019 as discussed in Note 1 and Note 5, and as required, the following disclosure is provided for periods prior to adoption. Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to February 2, 2019 and in the aggregate are listed below. Amounts in the table below only include payments through the noncancelable lease term.

			Lease-
	Capital	Operating	Financed
	Leases	Leases	Transactions
2019	$103	$948	$5
2020	89	880	6
2021	86	773	5
2022	82	649	5
2023	81	556	5
Thereafter	766	3,197	17

Total	1,207	$7,003	$43

Less estimated executory costs included in capital leases	—

Net minimum lease payments under capital leases	1,207
Less amount representing interest	372

Present value of net minimum lease payments under capital leases	$835

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

8.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2019 and 2018:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at February 3, 2018	$24	$4	$(499)	$(471)
OCI before reclassifications(2)	4	(4)	—	—
Amounts reclassified out of AOCI(3)	1	—	15	16
Net current-period OCI	5	(4)	15	16
Balance at May 26, 2018	$29	$—	$(484)	$(455)

Balance at February 2, 2019	$6	$—	$(352)	$(346)
Cumulative effect of accounting change (4)	(5)	—	(141)	(146)
OCI before reclassifications(2)	(8)	—	—	(8)
Amounts reclassified out of AOCI(3)	1	—	7	8
Net current-period OCI	(12)	—	(134)	(146)
Balance at May 25, 2019	$(6)	$—	$(486)	$(492)

(1)	All amounts are net of tax.
(2)

Net of tax of $1 for cash flow hedging activities and ($1) for available for sale securities for the first quarter of 2018.  Net of tax of ($9) for cash flow hedging activities for the first quarter of 2019.

(3)

Net of tax of $1 for cash flow hedging activities and $4 for pension and postretirement defined benefit plans for the first quarter of 2018.  Net of tax of $1 for cash flow hedging activities and $3 for pension and postretirement defined benefit plans for the first quarter of 2019.

(4)

Related to the adoption of ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," (see Note 5 for additional details).

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2019 and 2018:

	First Quarter Ended
	May 25,	May 26,
	2019	2018
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities (1)	$2	$2
Tax expense	(1)	(1)
Net of tax	1	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost (2)	10	19
Tax expense	(3)	(4)
Net of tax	7	15
Total reclassifications, net of tax	$8	$16

(1)	Reclassified from AOCI into interest expense.
(2)

Reclassified from AOCI into non-service component of company-sponsored pension plan costs.  These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

9.INCOME TAXES

The effective income tax rate was 22.8% and 23.4% for the first quarters of 2019 and 2018, respectively. The effective income tax rate for the first quarter of 2019 and 2018 differed from the federal statutory rate due to the effect of state income taxes partially offset by the utilization of tax credits and deductions.

10.HELD FOR SALE AND DISPOSAL OF BUSINESSES

Certain assets and liabilities, related to the Company’s Turkey Hill Dairy and You Technology businesses, were classified as held for sale in the Consolidated Balance Sheet as of February 2, 2019.

On March 13, 2019, the Company completed the sale of its You Technology business to Inmar for total consideration of $565, including $396 of cash and $64 of preferred equity received upon closing.  The Company is also entitled to receive other cash payments of $105 over five years.  The transaction includes a long-term service agreement for Inmar to provide the Company digital coupon services.  The sale resulted in a gain of $70, $52 net of tax, which is included in “Gain on sale of businesses” in the Consolidated Statement of Operations. The Company recorded the fair value of the long-term service agreement of $358 in “Other current liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets and such amount is being recorded as sales over the 10-year agreement.

On April 26, 2019 the Company completed the sale of its Turkey Hill Dairy business to an affiliate of Peak Rock Capital for total proceeds of $225.  The sale resulted in a gain of $106, $80 net of tax, which is included in “Gain on sale of businesses” in the Consolidated Statements of Operations.

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

The adjusted net earnings and adjusted net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings and adjusted net earnings per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations.  Net earnings for the first quarter of 2019 include the following, which we define as the “2019 Adjusted Items”:

•

Charges to operating, general and administrative expenses (“OG&A”) of $59 million, $44 million net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund and a reduction to OG&A of $24 million, $18 million net of tax, for the revaluation of contingent consideration (the “2019 OG&A Adjusted Items”).

•

Gains in other income (expense) of $106 million, $80 million net of tax, related to the sale of Turkey Hill Dairy; $70 million, $52 million net of tax, related to the sale of You Technology; and $106 million, $80 million net of tax, for the mark to market gain on Ocado Group plc (“Ocado”) securities (the “2019 Other Income (Expense) Adjusted Items”).

Net earnings for the first quarter of 2018 include the following, which we define as the “2018 Adjusted Items”:

•

A reduction to OG&A of $13 million, $10 million net of tax, for adjustments to obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund (the “2018 OG&A Adjusted Item”).

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

OVERVIEW

Notable items for the first quarter of 2019 are:

•	Net earnings attributable to The Kroger Co. per diluted common share of $0.95.

•	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.72.

•	Identical sales, excluding fuel, increased 1.5% in the first quarter of 2019.

•

Digital revenue grew 42% in the first quarter of 2019, driven by Pickup and Delivery. Digital revenue primarily includes revenue from all curbside pickup locations, online sales delivered to customer locations and products shipped to customer locations.

•

Sold our You Technology business to Inmar for total consideration of $565 million, including $396 million of cash and $64 million of preferred equity received upon closing.  We are also entitled to receive other cash payments of $105 million over five years.  The transaction includes a long-term service agreement for Inmar to provide digital coupon services.

•	Sold our Turkey Hill Dairy business to an affiliate of Peak Rock Capital for $225 million.

•	During the first quarter of 2019, we returned $128 million to shareholders from share repurchases and dividend payments.

•

Alternative profit streams grew in the first quarter of 2019, as compared to the first quarter of 2018, achieving our plan.  Kroger’s ecosystem fuels the growth of adjacent alternative profit streams like Kroger Personal Finance, customer data insights, and media businesses that are essential components of Restock Kroger. These businesses comprise a significant portion of Kroger’s overall alternative profit stream portfolio. They are dependent on a core supermarket business to deliver sustainable, long-term growth and profitability.

•	Formed PearlRock Partners, a new platform to identify, invest in and help grow the next generation of leading consumer product brands, with private investment firm Lindsay Goldberg.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2019 and 2018 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	First Quarter Ended
	May 25,	May 26,	Percentage
	2019	2018	Change
Net earnings attributable to The Kroger Co.	$772	$2,026

(Income) expense adjustments
Adjustments for pension plan agreements (1)(2)	44	(10)
Adjustment for gain on sale of convenience store business (1)(3)	—	(1,352)
Adjustment for gain on sale of Turkey Hill Dairy (1)(4)	(80)	—
Adjustment for gain on sale of You Technology (1)(5)	(52)	—
Adjustment for mark to market gain on Ocado securities (1)(6)	(80)	(27)
Adjustment for depreciation related to held for sale assets (1)(7)	—	(11)
Adjustment for contingent consideration (1)(8)	(18)	—
2019 and 2018 Adjusted Items	(186)	(1,400)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$586	$626	(6.4)%

Net earnings attributable to The Kroger Co. per diluted common share	$0.95	$2.37

(Income) expense adjustments
Adjustments for pension plan agreements (9)	0.05	(0.01)
Adjustment for gain on sale of convenience store business (9)	—	(1.59)
Adjustment for gain on sale of Turkey Hill Dairy (9)	(0.10)	—
Adjustment for gain on sale of You Technology (9)	(0.06)	—
Adjustment for mark to market gain on Ocado securities (9)	(0.10)	(0.03)
Adjustment for depreciation related to held for sale assets (9)	—	(0.01)
Adjustment for contingent consideration (9)	(0.02)	—
2019 and 2018 Adjusted Items	(0.23)	(1.64)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.72	$0.73	(1.4)%

Average number of common shares used in diluted calculation	805	846

(1)	The amounts presented represent the after-tax effect of each adjustment.
(2)	The pre-tax adjustments for pension plan agreements were $59 in the first quarter of 2019 and ($13) in the first quarter of 2018.
(3)	The pre-tax adjustment for gain on sale of convenience store business was ($1,771).
(4)	The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(5)	The pre-tax adjustment for gain on sale of You Technology was ($70).
(6)	The pre-tax adjustment for mark to market gain on Ocado securities was ($106) in the first quarter of 2019 and ($36) in the first quarter of 2018.
(7)	The pre-tax adjustment for depreciation related to held for sale assets was ($14).
(8)	The pre-tax adjustment for contingent consideration was ($ 24).
(9)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 25,	Percentage	May 26,	Percentage
	2019	Change (1)	2018	Change (2)
Total sales to retail customers without fuel (3)	$32,594	2.0%	$31,967	2.8%
Supermarket fuel sales	4,396	(3.6)%	4,560	19.5%
Convenience stores (4)	—	N/A	944	(28.0)%
Other sales (5)	261	4.0%	251	14.6%

Total sales	$37,251	(1.2)%	$37,722	3.5%

(1)	This column represents the percentage change in the first quarter of 2019, compared to the first quarter of 2018.
(2)	This column represents the percentage change in the first quarter of 2018, compared to the first quarter of 2017.
(3)

Digital sales, primarily including Pickup, Delivery, Ship and pharmacy e-commerce sales, grew approximately 42% in the first quarter of 2019 and 66% in the first quarter of 2018.  These sales are included in the “total sales to retail customers without fuel” line above.

(4)	We completed the sale of our convenience store business unit during the first quarter of 2018.
(5)	Other sales primarily relate to external sales at food production plants, data analytic services, third party media revenue and digital coupon services.

Total sales were $37.3 billion in the first quarter of 2019, compared to $37.7 billion for the first quarter of 2018.  This decrease was due to the sale of our convenience store business unit and a decrease in supermarket fuel sales, partially offset by our increase in total sales to retail customers without fuel.  Total sales, excluding fuel and the effect of selling our convenience store business unit, increased 2.0% in the first quarter of 2019, compared to the first quarter of 2018.  The increase in total sales to retail customers without fuel for the first quarter of 2019, compared to the first quarter of 2018, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 1.5%.  Identical sales, excluding fuel, for the first quarter of 2019, compared to the first quarter of 2018, increased primarily due to changes in product mix, including higher quality products at a higher price point, retail inflation and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers. Total supermarket fuel sales decreased 3.6% in the first quarter of 2019, compared to the first quarter of 2018, primarily due to a decrease in fuel gallons sold of 3.3% and a decrease in the average retail fuel price of 0.4%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Additionally, sales from all acquired businesses are treated as identical as if they were part of the Company in the prior year.  Products and services related primarily to Kroger Personal Finance, which were historically accounted for as an offset to OG&A, are now classified as a component of sales. These prior-year amounts have been reclassified to conform to current-year presentation, which is consistent with our Restock Kroger initiative and our view of the products and services as part of our core business strategy.  This is also more consistent with industry practice.  These Kroger Personal Finance transactions represent sales to retail customers and, as such, are included in identical sales in 2019 and 2018.  This change affected identical sales by 3 basis points in 2019 and 5 basis points in 2018.  Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results are summarized in the following table. We used the identical sales dollar figures presented below to calculate percentage changes for the first quarter of 2019.

Identical Sales

($ in millions)

	First Quarter Ended
	May 25,	Percentage	May 26,	Percentage
	2019	Change (1)	2018	Change (2)
Excluding fuel centers	$32,133	1.5%	$31,670	1.9%

(1)	This column represents the percentage change in identical sales in the first quarter of 2019, compared to the first quarter of 2018.
(2)	This column represents the percentage change in identical sales in the first quarter of 2018, compared to the first quarter of 2017.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation.    Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.20% for the first quarter of 2019, as compared to 22.01% for the first quarter of 2018.  The increase in the first quarter of 2019, compared to the first quarter of 2018, resulted primarily from decreased shrink, as a percentage of sales, growth in our alternative profit stream portfolio and a higher gross margin rate on fuel sales, partially offset by continued investments in lower prices for our customers which we can provide due to effective negotiations to achieve savings on the cost of products sold, industry-wide lower gross margin rates in pharmacy and increased warehouse and transportation costs, as a percentage of sales, due to start up costs associated with new warehouses and new warehouse capabilities.

Our LIFO charge was $15 million for the first quarter of 2019 and the first quarter of 2018.  Our LIFO charge reflects our expected annualized product cost inflation for 2019, which we expect will remain relatively consistent with 2018.

Our FIFO gross margin rate, which excludes the first quarter LIFO charge, was 22.24% for the first quarter of 2019, as compared to 22.05% for the first quarter of 2018.  Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, our FIFO gross margin rate decreased 40 basis points in the first quarter of 2019, compared to the first quarter of 2018.  This decrease resulted primarily from continued investments in lower prices for our customers which we can provide due to effective negotiations to achieve savings on the cost of products sold, industry-wide lower gross margin rates in pharmacy and increased warehouse and transportation costs, as a percentage of sales, due to start up costs associated with new warehouses and new warehouse capabilities, partially offset by decreased shrink, as a percentage of sales and growth in our alternative profit stream portfolio.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees.  Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.95% for the first quarter of 2019, as compared to 16.59% for the first quarter of 2018.  The increase in the first quarter of 2019, compared to the first quarter of 2018 resulted primarily from the 2019 OG&A Adjusted Items, the 2018 OG&A Adjusted Item, increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience, investments in our digital strategy and the effect of lower current year sales, primarily as a result of the sale of our convenience store business unit, partially offset by the effective execution of Restock Kroger initiatives and planned real estate transactions during the first quarter of 2019.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  Excluding the effect of fuel, the 2019 OG&A Adjusted Items and the 2018 OG&A Adjusted Item, our OG&A rate decreased 12 basis points in the first quarter of 2019, compared to the first quarter of 2018. This decrease resulted primarily from the effective execution of Restock Kroger initiatives and planned real estate transactions during the first quarter of 2019, partially offset by increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience and investments in our digital strategy.

Rent Expense

Rent expense, as a percentage of sales, remained consistent for the first quarter of 2019 compared to the first quarter of 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the first quarter of 2019, compared to the first quarter of 2018, due to lower fuel sales, which increases our depreciation expense as a percentage of sales, the 2018 Depreciation Adjusted Item and additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.0 billion, during the rolling four quarter period ending with the first quarter of 2019.

Operating Profit and FIFO Operating Profit

Operating profit was $901 million, or 2.42% of sales, for the first quarter of 2019, compared to $1.0 billion, or 2.73% of sales, for the first quarter of 2018.  Operating profit, as a percentage of sales, decreased 31 basis points in the first quarter of 2019, compared to the first quarter of 2018, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a higher gross margin rate.

FIFO operating profit was $916 million, or 2.46% of sales, for the first quarter of 2019, compared to $1.0 billion, or 2.77% of sales, for the first quarter of 2018.  Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel and the 2019 and 2018 Adjusted Items decreased 33 basis points in the first quarter of 2019, compared to the first quarter of 2018, due to a lower gross margin rate and increased depreciation and amortization expense, as a percentage of sales, partially offset by lower OG&A expense, as a percentage of sales.

Specific factors of the above operating trends under operating profit and FIFO operating profit are discussed earlier in this section.

Income Taxes

The effective income tax rate was 22.8% for the first quarter of 2019 and 23.4% for the first quarter of 2018. The effective income tax rate for the first quarter of 2019 and 2018 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.95 per diluted share for the first quarter of 2019 represented a decrease of 59.9% from net earnings of $2.37 per diluted share for the first quarter of 2018.  Adjusted net earnings of $0.72 per diluted share for the first quarter of 2019 represented a decrease of 1.4% from adjusted net earnings of $0.73 per diluted share for the first quarter of 2018.  The decrease in adjusted net earnings per diluted share resulted primarily from lower FIFO operating profit, partially offset by lower income tax expense and lower weighted average common shares outstanding due to common share repurchases.

LIQUIDITY AND CAPITAL  RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.3 billion of cash from operations in the first quarter of 2019, compared to $2.4 billion in the first quarter of 2018.  The decrease in net cash provided by operating activities in the first quarter of 2019, compared to the first quarter of 2018, resulted primarily from a decrease in net earnings including noncontrolling interests, non-cash adjustments for the 2019 gain on sale of businesses and increased mark to market gain on Ocado securities and reduced cash provided by operating activities for changes in working capital, partially offset by the prior year non-cash adjustment for the gain on sale of our convenience store business unit and operating lease asset amortization.

Cash provided by operating activities for changes in working capital was $916 million in the first quarter of 2019 compared to $1.4 billion in the first quarter of 2018.  The decrease in cash provided by operating activities for changes in working capital in the first quarter of 2019, compared to the first quarter of 2018, was primarily due to the following:

•	A decrease in prepaid medical benefit costs at the end of the first quarter of 2019, compared to the end of 2018;

•

Reduced working capital related to income taxes receivable and payable over the prior year as a result of a prior year overpayment of our fourth quarter 2017 estimated taxes and our estimated taxes on the gain on sale of our convenience store business unit; and

•	Payments on operating lease liabilities; partially offset by

•	Proceeds from a contract associated with the sale of a business.

Cash paid for taxes increased in the first quarter of 2019, compared with the first quarter of 2018, primarily due to the payment of estimated taxes on the gain on sale of the You Technology and Turkey Hill Dairy businesses.

Net cash used by investing activities

Investing activities used cash of $464 million in the first quarter of 2019 compared to cash provided by investing activities of $1.3 billion in the first quarter of 2018.  We used cash in investing activities in the first quarter of 2019 compared to cash provided by investing activities in the first quarter of 2018, primarily due to increased payments for property and equipment and reduced net proceeds from the sale of businesses, partially offset by increased proceeds from the sale of assets.

Net cash used by financing activities

We used $1.8 billion of cash for financing activities in the first quarter of 2019 compared to $3.4 billion during the first quarter of 2018.  The amount of cash used for financing activities for the first quarter of 2019, compared to the first quarter of 2018, decreased $1.5 billion primarily due to decreased payments on commercial paper and share repurchases, partially offset by increased payments on long-term debt including obligations under finance leases and a reduction of proceeds from the issuance of long-term debt.

Debt Management

As of May 25, 2019, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022.  Outstanding borrowings under the credit facility, the commercial paper borrowings, and some outstanding letters of credit, reduce funds available under the credit facility.  As of May 25, 2019, we had $100 million of outstanding commercial paper and no borrowings under our revolving credit facility.  The outstanding letters of credit that reduce funds available under our credit facility totaled $3 million as of May 25, 2019.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants.  As of May 25, 2019, we were in compliance with the financial covenants.  Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of finance leases and lease-financing obligations, decreased $1.8 billion as of May 25, 2019 compared to our fiscal year end 2018 debt of $15.2 billion. This decrease resulted primarily from net payments on commercial paper borrowings of $700 million and the repayment of our $1.0 billion term loan.

Common Share Repurchase Program

During the first quarter of 2019, we invested $15 million to repurchase 564 thousand Kroger common shares at an average price of $26.68 per share.  The shares repurchased in the first quarter of 2019 were reacquired under a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

On March 15, 2018, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934 (the “March 2018 Repurchase Program”).  As of May 25, 2019, $546 million remained under the March 2018 Repurchase Program.

Dividends

The following table provides dividend information ($ in millions, except per share amounts):

	First Quarter Ended
	May 25,	May 26,
	2019	2018
Cash dividends paid	$113	$110
Cash dividends paid per common share	$0.140	$0.125

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to approximate $4.8 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the first quarter of 2019.  We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.  We have approximately $1.3 billion of senior notes and $100 million of commercial paper maturing in the next twelve months, which are included in the $4.8 billion of estimated liquidity needs.  We expect to satisfy these obligations using cash generated from operations and through issuing additional senior notes, a term loan or commercial paper.  We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL  INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $876 million for the first quarter of 2019, compared to $848 million for the first quarter of 2018.  During the rolling four quarter period ended with the first quarter of 2019, we opened, expanded, relocated or acquired 30 supermarkets and also completed 199 major within-the-wall remodels. Total supermarket square footage at the end of the first quarter of 2019 increased 0.1% from the end of the first quarter of 2018.  Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2019 increased 0.7% over the end of the first quarter of 2018.

CRITICAL  ACCOUNTING  POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

RECENTLY  ADOPTED  ACCOUNTING  STANDARDS

On February 3, 2019, we adopted ASU 2016-02, “Leases,” which provides guidance for the recognition of lease agreements.  We adopted the standard using the modified retrospective approach, which provides a method for recording existing leases at adoption that approximates the results of a full retrospective approach.  In addition, we elected the transition package of practical expedients permitted within the standard, which allowed us to carry forward our historical lease classification, and applied the transition option which does not require application of the guidance to comparative periods in the year of adoption.

The adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities of approximately $6.8 billion and $7.0 billion, respectively, as of February 3, 2019.  Included in the measurement of the new lease assets is the reclassification of certain balances, including those historically recorded as prepaid or deferred rent and favorable and unfavorable leasehold interests.  Several other asset and liability line items in the Consolidated Balance Sheets were also impacted by immaterial amounts.  The adoption of this standard also resulted in a change in naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases. The adoption of this standard did not materially affect our consolidated net earnings or cash flows.

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This amendment allows companies to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income (AOCI) to retained earnings. We adopted ASU 2018-02 on February 3, 2019, which resulted in a decrease to AOCI and an increase to accumulated earnings of $146 million, primarily related to deferred taxes previously recorded for pension and other postretirement benefits and cash flow hedges.  The adoption of this standard did not have an effect on our consolidated results of operations or cash flows.

SUPPLEMENTAL INFORMATION

Sales Reclassification

Products and services related primarily to Kroger Personal Finance and Media, which were historically accounted for as an offset to OG&A, are now classified as a component of sales, except for certain amounts in Media, which are netted against merchandise costs. These prior-year amounts have been reclassified to conform to current-year presentation, which is consistent with our Restock Kroger initiative and our view of the products and services as part of our core business strategy.  This is also more consistent with industry practice.

The following table summarizes the Company's 2018 sales reclassification ($ in millions):

	First Quarter Ended
	Previously Stated	Reclassification	Reclassified
	May 26,		May 26,
	2018	2018	2018
Sales	$37,530	$192	$37,722

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	29,362	57	29,419
Operating, general and administrative	6,122	135	6,257
Rent	276	—	276
Depreciation and amortization	741	—	741

Operating profit	$1,029	$—	$1,029

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance.  These statements are based on management’s assumptions and beliefs in light of the information currently available to it.  Such statements are indicated by words such as “achieve,” “affect,” “believe,” “could,” “effect,” “estimate,” “expect,” “future,” “goal,” “growth,” “incremental,” “likely,” “may,” “plan,” “range,” “result,” “strategy,” “success,” “target,” “trend,”  and “will,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially.  These include the specific risk factors identified in “Risk Factors” and “Outlook” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified below.

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

•	We are targeting identical sales growth, excluding fuel, to range from 2.0% to 2.25% in 2019.

•	Our GAAP net earnings guidance range is $2.38 to $2.48 per diluted share for 2019.

•	On an adjusted basis, we maintain our net earnings guidance range of $2.15 to $2.25 per diluted share for 2019.

•	We expect FIFO operating profit to range from $2.9 billion to $3.0 billion for 2019.

•	We expect our alternative profit stream portfolio to contribute an incremental $100 million in operating profit in 2019, compared to 2018.

•	We expect our 2019 tax rate to be approximately 23%. Excluding the 2019 Adjusted Items, we expect our 2019 tax rate to be approximately 22%.

•	We expect capital investments, excluding mergers, acquisitions, and purchases of leased facilities, to range between $3.0 billion and $3.2 billion in 2019.

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

•

Our ability to achieve sales, earnings, incremental FIFO operating profit and free cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; Our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, changes in tariffs, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertain pace of economic growth; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute on Restock Kroger; and the successful integration of merged companies and new partnerships.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 4.    Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 25, 2019, the end of the period covered by this report.  Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In the first quarter of 2019, the Company adopted ASU 2016-02, “Leases.”  The Company updated accounting policies and implemented new internal controls in conjunction with the new lease standard.  In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 25, 2019, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
February 3, 2019 to March 2, 2019	150,556	$28.83	149,724	$546
Second four weeks
March 3, 2019 to March 30, 2019	383,212	$25.64	176,269	$546
Third four weeks
March 31, 2019 to April 27, 2019	128,718	$25.23	128,687	$546
Fourth four weeks
April 28, 2019 to May 25, 2019	109,294	$25.37	109,294	$546
Total	771,780	$26.15	563,974	$546

(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2019 contained four 28-day periods.

(2)

Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 207,806 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

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

EXHIBIT 3.2	-	The Company’s regulations are hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019.

EXHIBIT 4.1	-

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

EXHIBIT 3.2	-	The Company’s regulations are hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019.

EXHIBIT 4.1	-

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

THE KROGER CO.

Dated: June 28, 2019	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 28, 2019	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer