Form 10-Q
period 2019-08-17
KROGER CO
filed 2019-09-24
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 17, 2019

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No  ⌧.

There were 801,621,398 shares of Common Stock ($1 par value) outstanding as of September 18, 2019.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 17,	August 18,	August 17,	August 18,
(In millions, except per share amounts)	2019	2018	2019	2018
Sales	$28,168	$28,014	$65,419	$65,735

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	22,007	21,976	50,990	51,395
Operating, general and administrative	4,811	4,711	11,125	10,968
Rent	200	204	474	480
Depreciation and amortization	591	574	1,370	1,315

Operating profit	559	549	1,460	1,577

Other income (expense)
Interest expense	(130)	(144)	(327)	(336)
Non-service component of company-sponsored pension plan costs	(4)	(4)	(1)	(13)
Mark to market (loss) gain on Ocado securities	(45)	216	61	252
Gain on sale of businesses	—	11	176	1,782

Net earnings before income tax expense	380	628	1,369	3,262

Income tax expense	93	127	319	743

Net earnings including noncontrolling interests	287	501	1,050	2,519
Net loss attributable to noncontrolling interests	(10)	(7)	(19)	(15)

Net earnings attributable to The Kroger Co.	$297	$508	$1,069	$2,534

Net earnings attributable to The Kroger Co. per basic common share	$0.37	$0.63	$1.32	$3.05

Average number of common shares used in basic calculation	800	797	799	821

Net earnings attributable to The Kroger Co. per diluted common share	$0.37	$0.62	$1.31	$3.03

Average number of common shares used in diluted calculation	805	805	805	829

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 17,	August 18,	August 17,	August 18,
(In millions)	2019	2018	2019	2018
Net earnings including noncontrolling interests	$287	$501	$1,050	$2,519

Other comprehensive income (loss)
Realized gains and losses on available for sale securities, net of income tax(1)	—	—	—	(4)
Change in pension and other postretirement defined benefit plans, net of income tax(2)	9	8	16	23
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(55)	(4)	(63)	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	1	2	2
Cumulative effect of accounting change(5)	—	—	(146)

Total other comprehensive (loss) income	(45)	5	(191)	21

Comprehensive income	242	506	859	2,540
Comprehensive loss attributable to noncontrolling interests	(10)	(7)	(19)	(15)
Comprehensive income attributable to The Kroger Co.	$252	$513	$878	$2,555
(1)	Amount is net of tax of ($1) for the first two quarters of 2018.
(2)	Amount is net of tax of $2 for the second quarter of 2019 and $3 for the second quarter of 2018. Amount is net of tax of $5 for the first two quarters of 2019 and $7 for the first two quarters of 2018.
(3)	Amount is net of tax of ($17) for the second quarter of 2019 and ($2) for the second quarter of 2018. Amount is net of tax of ($26) for the first two quarters of 2019 and ($1) for the first two quarters of 2018.
(4)	Amount is net of tax of $1 for the second quarter of 2019 and $1 for the second quarter of 2018. Amount is net of tax of $2 for the first two quarters of 2019 and $2 for the first two quarters of 2018.
(5)	Related to the adoption of Accounting Standards Update (“ASU”) 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," (see Note 5 for additional details).

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 17,	February 2,
(In millions, except par amounts)	2019	2019
ASSETS
Current assets
Cash and temporary cash investments	$629	$429
Store deposits in-transit	983	1,181
Receivables	1,567	1,589
FIFO inventory	7,847	8,123
LIFO reserve	(1,321)	(1,277)
Assets held for sale	—	166
Prepaid and other current assets	435	592
Total current assets	10,140	10,803

Property, plant and equipment, net	21,820	21,635
Operating lease assets	6,861	—
Intangibles, net	1,103	1,258
Goodwill	3,095	3,087
Other assets	1,443	1,335

Total Assets	$44,462	$38,118

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,353	$3,157
Current portion of operating lease liabilities	675	—
Trade accounts payable	6,268	6,059
Accrued salaries and wages	1,099	1,227
Liabilities held for sale	—	51
Other current liabilities	3,955	3,780
Total current liabilities	13,350	14,274

Long-term debt including obligations under finance leases	12,130	12,072
Noncurrent operating lease liabilities	6,463	—
Deferred income taxes	1,502	1,562
Pension and postretirement benefit obligations	482	494
Other long-term liabilities	1,882	1,881

Total Liabilities	35,809	30,283

Commitments and contingencies see Note 8

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2019 and 2018	1,918	1,918
Additional paid-in capital	3,270	3,245
Accumulated other comprehensive loss	(537)	(346)
Accumulated earnings	20,647	19,681
Common shares in treasury, at cost, 1,116 shares in 2019 and 1,120 shares in 2018	(16,587)	(16,612)

Total Shareholders’ Equity - The Kroger Co.	8,711	7,886
Noncontrolling interests	(58)	(51)

Total Equity	8,653	7,835

Total Liabilities and Equity	$44,462	$38,118

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 17,	August 18,
(In millions)	2019	2018
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,050	$2,519
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,370	1,315
Non-cash operating lease cost	346	—
LIFO charge	46	27
Stock-based employee compensation	89	81
Expense for company-sponsored pension plans	22	38
Deferred income taxes	(49)	92
Gain on sale of businesses	(176)	(1,782)
Gain on the sale of assets	(157)	—
Mark to market gain on Ocado securities	(61)	(252)
Other	(23)	32
Changes in operating assets and liabilities net of effects from mergers and disposals of businesses:
Store deposits in-transit	198	144
Receivables	44	(73)
Inventories	274	252
Prepaid and other current assets	68	365
Trade accounts payable	209	94
Accrued expenses	104	200
Income taxes receivable and payable	(34)	397
Operating lease liabilities	(313)	—
Proceeds from contract associated with sale of business	295	—
Other	(25)	(189)

Net cash provided by operating activities	3,277	3,260

Cash Flows from Investing Activities:
Payments for property and equipment	(1,581)	(1,487)
Proceeds from sale of assets	247	67
Payments for acquisitions, net of cash acquired	—	(197)
Purchases of stores	—	(44)
Net proceeds from sale of businesses	327	2,169
Purchases of Ocado securities	—	(392)
Other	(32)	12

Net cash (used) provided by investing activities	(1,039)	128

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	53	1,016
Payments on long-term debt including obligations under finance leases	(1,025)	(249)
Net payments on commercial paper	(800)	(1,946)
Dividends paid	(226)	(211)
Proceeds from issuance of capital stock	18	40
Treasury stock purchases	(23)	(1,979)
Other	(35)	(45)

Net cash used by financing activities	(2,038)	(3,374)

Net increase in cash and temporary cash investments	200	14

Cash and temporary cash investments:
Beginning of year	429	347
End of period	$629	$361

Reconciliation of capital investments:
Payments for property and equipment	$(1,581)	$(1,487)
Changes in construction-in-progress payables	29	(43)
Total capital investments	$(1,552)	$(1,530)

Disclosure of cash flow information:
Cash paid during the year for interest	$306	$312
Cash paid during the year for income taxes	$454	$263

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at February 3, 2018	1,918	$1,918	$3,161	1,048	$(14,684)	$(471)	$17,007	$(26)	$6,905
Issuance of common stock:
Stock options exercised	—	—	—	(1)	10	—	—	—	10
Restricted stock issued	—	—	(6)	—	5	—	—	—	(1)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	(134)	74	(1,792)	—	—	—	(1,926)
Stock options exchanged	—	—	—	1	(17)	—	—	—	(17)
Share-based employee compensation	—	—	45	—	—	—	—	—	45
Other comprehensive income net of income tax of $5	—	—	—	—	—	16	—	—	16
Other	—	—	(7)	—	2	—	—	5	—
Cash dividends declared ($0.125 per common share)	—	—	—	—	—	—	(109)	—	(109)
Net earnings including noncontrolling interests	—	—	—	—	—	—	2,026	(8)	2,018

Balances at May 26, 2018	1,918	$1,918	$3,059	1,122	$(16,476)	$(455)	$18,924	$(29)	$6,941
Issuance of common stock:
Stock options exercised	—	—	—	(2)	30	—	—	—	30
Restricted stock issued	—	—	(104)	(2)	64	—	—	—	(40)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	134	2	(135)	—	—	—	(1)
Stock options exchanged	—	—	—	1	(35)	—	—	—	(35)
Share-based employee compensation	—	—	36	—	—	—	—	—	36
Other comprehensive income net of income tax of $2	—	—	—	—	—	5	—	—	5
Other	—	—	55	—	(53)	—	—	—	2
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	—	(101)	—	(101)
Net earnings including noncontrolling interests	—	—	—	—	—	—	508	(7)	501

Balances at August 18, 2018	1,918	$1,918	$3,180	1,121	$(16,605)	$(450)	$19,331	$(36)	$7,338
Issuance of common stock:
Stock options exercised	—	—	—	(1)	15	—	—	—	15
Restricted stock issued	—	—	(4)	—	3	—	—	—	(1)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(17)	—	—	—	(17)
Share-based employee compensation	—	—	34	—	—	—	—	—	34
Other comprehensive income net of income tax of $15	—	—	—	—	—	48	—	—	48
Other	—	—	(1)	—	(4)	—	—	3	(2)
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	—	(113)	—	(113)
Net earnings including noncontrolling interests	—	—	—	—	—	—	317	(9)	308

Balances at November 10, 2018	1,918	$1,918	$3,209	1,120	$(16,608)	$(402)	$19,535	$(42)	$7,610
Issuance of common stock:
Stock options exercised	—	—	—	—	10	—	—	—	10
Restricted stock issued	—	—	(5)	(1)	2	—	—	—	(3)
Treasury stock activity:
Stock options exchanged	—	—	—	1	(14)	—	—	—	(14)
Share-based employee compensation	—	—	39	—	—	—	—	—	39
Other comprehensive income net of income tax of $17	—	—	—	—	—	56	—	—	56
Other	—	—	2	—	(2)	—	—	(1)	(1)
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	—	(113)	—	(113)
Net earnings including noncontrolling interests	—	—	—	—	—	—	259	(8)	251

Balances at February 2, 2019	1,918	$1,918	$3,245	1,120	$(16,612)	$(346)	$19,681	$(51)	$7,835

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at February 2, 2019	1,918	$1,918	$3,245	1,120	$(16,612)	$(346)	$19,681	$(51)	$7,835
Issuance of common stock:
Stock options exercised	—	—	—	(1)	12	—	—	—	12
Restricted stock issued	—	—	(14)	—	10	—	—	—	(4)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(15)	—	—	—	(15)
Share-based employee compensation	—	—	48	—	—	—	—	—	48
Other comprehensive loss net of income tax of ($5)	—	—	—	—	—	(146)	—	—	(146)
Cumulative effect of accounting change	—	—	—	—	—	—	146	—	146
Other	—	—	8	—	(8)	—	(5)	11	6
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	—	(113)	—	(113)
Net earnings including noncontrolling interests	—	—	—	—	—	—	772	(9)	763

Balances at May 25, 2019	1,918	$1,918	$3,287	1,119	$(16,613)	$(492)	$20,481	$(49)	$8,532
Issuance of common stock:
Stock options exercised	—	—	—	(1)	6	—	—	—	6
Restricted stock issued	—	—	(109)	(2)	79	—	—	—	(30)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(8)	—	—	—	(8)
Share-based employee compensation	—	—	41	—	—	—	—	—	41
Other comprehensive loss net of income tax of ($14)	—	—	—	—	—	(45)	—	—	(45)
Other	—	—	51	—	(51)	—	—	1	1
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(131)	—	(131)
Net earnings including noncontrolling interests	—	—	—	—	—	—	297	(10)	287

Balances at August 17, 2019	1,918	$1,918	$3,270	1,116	$(16,587)	$(537)	$20,647	$(58)	$8,653

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the second quarters and two quarters ended August 17, 2019 and August 18, 2018, includes the results of operations of the Company for the 12 and 28-week periods then ended.

Products and services related primarily to Kroger Personal Finance and Media, which were historically accounted for as an offset to operating, general and administrative expenses (“OG&A”), are classified as a component of sales as of the beginning of fiscal year 2019, except for certain amounts in Media, which are netted against merchandise costs. These prior-year amounts have been reclassified to conform to current-year presentation.

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

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	August 17,	February 2,
	2019	2019
1.50% to 8.00% Senior Notes due through 2048	$12,104	$12,097
5.63% to 12.75% Mortgages due in varying amounts through 2027	13	14
2.63% Commercial paper borrowings	—	800
3.37% Term Loan	—	1,000
Other	488	440

Total debt, excluding obligations under finance leases	12,605	14,351
Less current portion	(1,305)	(3,103)

Total long-term debt, excluding obligations under finance leases	$11,300	$11,248

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 17, 2019 and February 2, 2019. At August 17, 2019, the fair value of total debt was $13,422 compared to a carrying value of $12,605. At February 2, 2019, the fair value of total debt was $14,190 compared to a carrying value of $14,351.

During the first two quarters of 2019, the Company repaid a $1,000 term loan bearing an interest rate of 3.37%.

In anticipation of future debt refinancing, the Company, in the first two quarters of 2019, entered into six forward-starting interest rate swap agreements with a maturity date of January 2021 with an aggregate notional amount totaling $300 and one forward-starting interest rate swap agreement with a maturity date of January 2020 with a notional amount of $50. As of the end of the second quarter of 2019, the Company had a total of $600 notional amount of forward-starting interest rate swaps outstanding. The forward-starting interest rate swaps entered into in the first two quarters of 2019 were designated as cash-flow hedges.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2019 and 2018.

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 17,	August 18,	August 17,	August 18,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$7	$5	$2	$2
Interest cost	32	31	2	2
Expected return on plan assets	(41)	(40)	—	—
Amortization of:
Prior service cost	—	—	(2)	(3)
Actuarial loss (gain)	15	16	(2)	(2)

Net periodic benefit cost	$13	$12	$—	$(1)

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2019 and 2018.

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 17,	August 18,	August 17,	August 18,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$17	$21	$4	$4
Interest cost	73	73	4	4
Expected return on plan assets	(97)	(94)	—	—
Amortization of:
Prior service cost	—	—	(5)	(6)
Actuarial loss (gain)	31	41	(5)	(5)

Net periodic benefit cost	$24	$41	$(2)	$(3)

The Company is not required to make any contributions to its company-sponsored pension plans in 2019, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first two quarters of 2019 or 2018.

The Company contributed $173 and $159 to employee 401(k) retirement savings accounts in the first two quarters of 2019 and 2018, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

During the first two quarters of 2019, the Company incurred charges totaling $86, $66 net of tax, due to obligations related to withdrawal liabilities for certain multi-employer pension funds. The charges were recorded in the OG&A caption in the Consolidated Statements of Operations.

Additionally, during the second quarter of 2019, the Company sold an unused warehouse. The gain on the sale was used to contribute a similar amount into the UFCW Consolidated Pension Plan.

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

	Second Quarter Ended			Second Quarter Ended
	August 17, 2019			August 18, 2018
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$294	800	$0.37	$502	797	$0.63
Dilutive effect of stock options		5			8

Net earnings attributable to The Kroger Co. per diluted common share	$294	805	$0.37	$502	805	$0.62

	Two Quarters Ended			Two Quarters Ended
	August 17, 2019			August 18, 2018
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,057	799	$1.32	$2,507	821	$3.05
Dilutive effect of stock options		6			8

Net earnings attributable to The Kroger Co. per diluted common share	$1,057	805	$1.31	$2,507	829	$3.03

The Company had combined undistributed and distributed earnings to participating securities totaling $3 and $6 in the second quarter of 2019 and 2018, respectively. For the first two quarters of 2019 and 2018, the Company had combined undistributed and distributed earnings to participating securities of $12 and $27, respectively.

The Company had options outstanding for approximately 27 million and 10 million shares during the second quarter of 2019 and 2018, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 24 million shares during the first two quarters of 2019 and 17 million shares in the first two quarters of 2018 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	RECENTLY ADOPTED ACCOUNTING STANDARDS

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This amendment allows companies to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income (AOCI) to retained earnings. The Company adopted ASU 2018-02 on February 3, 2019, which resulted in a decrease to AOCI and an increase to accumulated earnings of $146, primarily related to deferred taxes previously recorded for pension and other postretirement benefits and cash flow hedges.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations or cash flows.

6.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” Under the new standard, implementation costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs. The new standard also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense. This guidance will be effective for the Company in the first quarter of the Company’s fiscal year ending January 30, 2021. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

7.	LEASES AND LEASE-FINANCED TRANSACTIONS

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

The following table provides supplemental balance sheet classification information related to leases:

		August 17,	February 2,
	Classification	2019	2019
Assets
Operating	Operating lease assets	$6,861	$—
Finance	Property, plant and equipment, net(1)	716	721

Total leased assets		$7,577	$721

Liabilities
Current
Operating	Current portion of operating lease liabilities	$675	$—
Finance	Current portion of long-term debt including obligations under finance leases	48	54

Noncurrent
Operating	Noncurrent operating lease liabilities	6,463	—
Finance	Long-term debt including obligations under finance leases	830	824

Total lease liabilities		$8,016	$878
(1)	Finance lease assets are recorded net of accumulated amortization of $285 and $345 as of August 17, 2019 and February 2, 2019.

The following table provides the components of lease cost:

		Second Quarter Ended	Two Quarters Ended
Lease Cost	Classification	August 17, 2019	August 17, 2019
Operating lease cost(1)	Rent Expense	$228	$539
Sublease income	Rent Expense	(28)	(65)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	13	28
Interest on lease liabilities	Interest Expense	11	25

Net lease cost		$224	$527
(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
Remainder of 2019	$451	$41	$492
2020	932	90	1,022
2021	861	89	950
2022	734	86	820
2023	663	85	748
Thereafter	6,824	895	7,719

Total lease payments	10,465	1,286	$11,751

Less amount representing interest	3,327	408

Present value of lease liabilities(1)	$7,138	$878
(1)	Includes the current portion of $675 for operating leases and $48 for finance leases.

Total future minimum rentals under non-cancellable subleases at August 17, 2019 were $276.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

August 17, 2019
Weighted-average remaining lease term (years)
Operating leases	16.2
Finance leases	15.5
Weighted-average discount rate
Operating leases	4.3%
Finance leases	4.3%

The following table provides supplemental cash flow information related to leases:

Two Quarters Ended
August 17, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$476
Operating cash flows from finance leases	$25
Financing cash flows from finance leases	$21
Leased assets obtained in exchange for new operating lease liabilities	$473
Leased assets obtained in exchange for new finance lease liabilities	$101
Net gain recognized from sale and leaseback transactions(1)	$51
(1)	During the first quarter of 2019, the Company entered into sale leaseback transactions related to eight properties, which resulted in total proceeds of $102.

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

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2019 and 2018:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at February 3, 2018	$24	$4	$(499)	$(471)
OCI before reclassifications(2)	—	(4)	—	(4)
Amounts reclassified out of AOCI(3)	2	—	23	25
Net current-period OCI	2	(4)	23	21
Balance at August 18, 2018	$26	$—	$(476)	$(450)

Balance at February 2, 2019	$6	$—	$(352)	$(346)
Cumulative effect of accounting change(4)	(5)	—	(141)	(146)
OCI before reclassifications(2)	(63)	—	—	(63)
Amounts reclassified out of AOCI(3)	2	—	16	18
Net current-period OCI	(66)	—	(125)	(191)
Balance at August 17, 2019	$(60)	$—	$(477)	$(537)
(1)	All amounts are net of tax.
(2)	Net of tax of ($1) for cash flow hedging activities and ($1) for available for sale securities for the first two quarters of 2018. Net of tax of ($26) for cash flow hedging activities for the first two quarters of 2019.
(3)	Net of tax of $2 for cash flow hedging activities and $7 for pension and postretirement defined benefit plans for the first two quarters of 2018. Net of tax of $2 for cash flow hedging activities and $5 for pension and postretirement defined benefit plans for the first two quarters of 2019.
(4)	Related to the adoption of ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," (see Note 5 for additional details).

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarter and first two quarters of 2019 and 2018:

	Second Quarter Ended		Two Quarters Ended
	August 17,	August 18,	August 17,	August 18,
	2019	2018	2019	2018
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$4	$4
Tax expense	(1)	(1)	(2)	(2)
Net of tax	1	1	2	2

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	11	11	21	30
Tax expense	(2)	(3)	(5)	(7)
Net of tax	9	8	16	23
Total reclassifications, net of tax	$10	$9	$18	$25
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

10.	INCOME TAXES

The effective income tax rate was 24.5% in the second quarter of 2019, compared to 20.2% in the second quarter of 2018. The effective income tax rate was 23.3% for the first two quarters of 2019, compared to 22.8% for the first two quarters of 2018. The effective income tax rate for the second quarter of 2019 and the first two quarters of 2019 differed from federal statutory rate due to the effect of state income taxes and tax expense related to share-based payments, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the second quarter of 2018 differed from the federal statutory rate due to the utilization of tax credits and deductions and the benefit from favorable settlements of certain state tax items, partially offset by the effect of state income taxes. The effective income tax rate for the first two quarters of 2018 differed from the federal statutory rate due to the effect of state income taxes, partially offset by utilization of tax credits and deductions and the benefit from favorable settlements of certain state tax items.

11.	HELD FOR SALE AND DISPOSAL OF BUSINESSES

Certain assets and liabilities related to the Company’s Turkey Hill Dairy and You Technology businesses were classified as held for sale in the Consolidated Balance Sheet as of February 2, 2019.

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

On April 26, 2019, the Company completed the sale of its Turkey Hill Dairy business to an affiliate of Peak Rock Capital for total proceeds of $225. The sale resulted in a gain of $106, $80 net of tax, which is included in “Gain on sale of businesses” in the Consolidated Statements of Operations.

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

The adjusted net earnings and adjusted net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings and adjusted net earnings per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations. Net earnings for the first two quarters of 2019 include the following, which we define as the “2019 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $86 million, $66 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds and a reduction to OG&A of $21 million, $16 million net of tax, for the revaluation of contingent consideration (the “2019 OG&A Adjusted Items”).

●	Gains in other income (expense) of $106 million, $80 million net of tax, related to the sale of Turkey Hill Dairy; $70 million, $52 million net of tax, related to the sale of You Technology; and $61 million, $44 million net of tax, for the mark to market gain on Ocado Group plc (“Ocado”) securities (the “2019 Other Income (Expense) Adjusted Items”).

Net earnings for the second quarter of 2019 include the following, which we define as the “2019 Second Quarter Adjusted Items”:

●	Charges to OG&A of $27 million, $22 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund and $2 million, $2 million net of tax, for the revaluation of contingent consideration (the “2019 Second Quarter OG&A Adjusted Items”).

●	A charge in other income (expense) of $45 million, $36 million net of tax, for the mark to market loss on Ocado securities (the “2019 Second Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first two quarters of 2018 include the following, which we define as the “2018 Adjusted Items”:

●	A reduction to OG&A of $13 million, $10 million net of tax, for adjustments to obligations related to withdrawing from the Central States multi-employer pension fund (the “2018 OG&A Adjusted Item”).

●	A reduction to depreciation and amortization expenses of $14 million, $11 million net of tax, related to held for sale assets (the “2018 Depreciation Adjusted Item”).

●	Gains in other income (expense) of $1.8 billion, $1.4 billion net of tax, related to the sale of our convenience store business unit and $252 million, $191 million net of tax, for the mark to market gain on Ocado securities (the “2018 Other Income (Expense) Adjusted Items”).

Net earnings for the second quarter of 2018 include the following, which we define as the “2018 Second Quarter Other Income (Expense) Adjusted Items”:

●	Gains in other income (expense) of $11 million, $8 million net of tax, related to the sale of our convenience store business unit and $216 million, $164 million net of tax, for the mark to market gain on Ocado securities.

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measure and related disclosure. We are unable to provide a full reconciliation of the non-GAAP measures used in our guidance (see “Outlook” below) without unreasonable effort as certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be determined without unreasonable effort.

OVERVIEW

Notable items for the second quarter and first two quarters of 2019 are:

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.37 for the second quarter and $1.31 for the first two quarters.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.44 for the second quarter and $1.16 for the first two quarters.

●	Identical sales, excluding fuel, increased 2.2% for the second quarter and 1.8% for the first two quarters of 2019.

●	Digital revenue grew 31% in the second quarter and 37% in the first two quarters of 2019, driven by Pickup and Delivery sales growth. Second quarter digital revenue growth has moderated primarily due to cycling our merger with the Home Chef business. Digital revenue primarily includes revenue from all curbside pickup locations, online sales delivered to customer locations and products shipped to customer locations.

●	Alternative profit streams grew in the second quarter and first two quarters of 2019, as compared to the second quarter and first two quarters of 2018, achieving our plan. Kroger’s ecosystem fuels the growth of adjacent alternative profit streams like Kroger Personal Finance, customer data insights, and media businesses that are essential components of Restock Kroger. These businesses comprise a significant portion of Kroger’s overall alternative profit stream portfolio. They are dependent on a core supermarket business to deliver sustainable, long-term growth and profitability.

●	Sold our You Technology business to Inmar for total consideration of $565 million, including $396 million of cash and $64 million of preferred equity received upon closing. We are also entitled to receive other cash payments of $105 million over five years. The transaction includes a long-term service agreement for Inmar to provide digital coupon services.

●	Sold our Turkey Hill Dairy business to an affiliate of Peak Rock Capital for $225 million.

●	During the first two quarters of 2019, we returned $249 million to shareholders from share repurchases and dividend payments.

●	Over the last 12 months, net total debt has decreased by $1.3 billion.

●	During the second quarter of 2019, we accepted an offer to sell an unused warehouse that had been on the market for some time. We used this gain as an opportunity to contribute a similar amount into the UFCW Consolidated Pension Plan, helping stabilize associates’ future benefits. The net impact of these transactions to EPS growth was neutral. The net impact of these transactions also had no effect to OG&A.

●	Additionally, in the first quarter and second quarter of 2019, respectively, we recorded charges to OG&A of $59 million, $44 million net of tax, and $27 million, $22 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2019 and 2018 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 17,	August 18,	Percentage	August 17,	August 18,	Percentage
	2019	2018	Change	2019	2018	Change
Net earnings attributable to The Kroger Co.	$297	$508		$1,069	$2,534

(Income) expense adjustments
Adjustments for pension plan withdrawal liabilities(1)(2)	22	—		66	(10)
Adjustment for gain on sale of convenience store business(1)(3)	—	(8)		—	(1,360)
Adjustment for gain on sale of Turkey Hill Dairy(1)(4)	—	—		(80)	—
Adjustment for gain on sale of You Technology(1)(5)	—	—		(52)	—
Adjustment for mark to market loss (gain) on Ocado securities(1)(6)	36	(164)		(44)	(191)
Adjustment for depreciation related to held for sale assets(1)(7)	—	—		—	(11)
Adjustment for contingent consideration(1)(8)	2	—		(16)	—
2019 and 2018 Adjusted Items	60	(172)		(126)	(1,572)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$357	$336	6.3%	$943	$962	(2.0)%

Net earnings attributable to The Kroger Co. per diluted common share	$0.37	$0.62		$1.31	$3.03

(Income) expense adjustments
Adjustments for pension plan withdrawal liabilities(9)	0.03	—		0.08	(0.01)
Adjustment for gain on sale of convenience store business(9)	—	(0.01)		—	(1.63)
Adjustment for gain on sale of Turkey Hill Dairy(9)	—	—		(0.10)	—
Adjustment for gain on sale of You Technology(9)	—	—		(0.06)	—
Adjustment for mark to market loss (gain) on Ocado securities(9)	0.04	(0.20)		(0.05)	(0.23)
Adjustment for depreciation related to held for sale assets(9)	—	—		—	(0.01)
Adjustment for contingent consideration(9)	—	—		(0.02)	—
2019 and 2018 Adjusted Items	0.07	(0.21)		(0.15)	(1.88)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.44	$0.41	7.3%	$1.16	$1.15	0.9%

Average number of common shares used in diluted calculation	805	805		805	829

(1)The amounts presented represent the after-tax effect of each adjustment.
(2)The pre-tax adjustment for pension plan withdrawal liabilities was $27 in the second quarter of 2019, $86 in the first two quarters of 2019 and ($13) in the first two quarters of 2018.
(3)The pre-tax adjustment for gain on sale of convenience store business was ($11) in the second quarter of 2018 and ($1,782) in the first two quarters of 2018.
(4)The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(5)The pre-tax adjustment for gain on sale of You Technology was ($70).
(6)The pre-tax adjustment for mark to market loss (gain) on Ocado securities was $45 and ($216) in the second quarter of 2019 and 2018, respectively. The pre-tax adjustment was ($61) and ($252) in the first two quarters of 2019 and 2018, respectively.
(7)The pre-tax adjustment for depreciation related to held for sale assets was ($14).
(8)The pre-tax adjustment for contingent consideration was $2 in the second quarter of 2019 and ($21) for the first two quarters of 2019.
(9)The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 17,	Percentage	August 18,	Percentage	August 17,	Percentage	August 18,	Percentage
	2019	Change(1)	2018	Change(2)	2019	Change(3)	2018	Change(4)
Total sales to retail customers without fuel(5)	$24,598	2.4%	$24,016	1.9%	$57,191	2.2%	$55,981	2.4%
Supermarket fuel sales	3,405	(9.9)%	3,781	29.2%	7,801	(6.5)%	8,341	23.7%
Convenience stores(6)	—	—%	—	(100.0)%	—	(100.0)%	944	(60.0)%
Other sales(7)	165	(24.0)%	217	13.6%	427	(9.0)%	469	14.4%

Total sales	$28,168	0.5%	$28,014	1.0%	$65,419	(0.5)%	$65,735	2.4%
(1)	This column represents the percentage change in the second quarter of 2019, compared to the second quarter of 2018.
(2)	This column represents the percentage change in the second quarter of 2018, compared to the second quarter of 2017.
(3)	This column represents the percentage change in the first two quarters of 2019, compared to the first two quarters of 2018.
(4)	This column represents the percentage change in the first two quarters of 2018, compared to the first two quarters of 2017.
(5)	Digital sales, primarily including Pickup, Delivery, Ship and pharmacy e-commerce sales, grew approximately 31% and 51% in the second quarter of 2019 and 2018, respectively. Digital sales grew approximately 37% and 59% in the first two quarters of 2019 and 2018, respectively. These sales are included in the “total sales to retail customers without fuel” line above. Digital sales growth has moderated primarily due to cycling our merger with the Home Chef business.
(6)	We completed the sale of our convenience store business unit during the first quarter of 2018.
(7)	Other sales primarily relate to external sales at food production plants, data analytic services, third party media revenue and digital coupon services.

Total sales were $28.2 billion in the second quarter of 2019, compared to $28.0 billion in the second quarter of 2018. This increase was due to an increase in total sales to retail customers without fuel, partially offset by a reduction in supermarket fuel sales and decreased sales due to the disposal of Turkey Hill Dairy and You Technology in the first quarter of 2019. Total sales excluding fuel, dispositions and the merger with Home Chef increased 2.5% in the second quarter of 2019, compared to the second quarter of 2018. The increase in total sales to retail customers without fuel for the second quarter of 2019, compared to the second quarter of 2018, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 2.2%. Identical sales, excluding fuel, for the second quarter of 2019, compared to the second quarter of 2018, increased primarily due to growth of loyal households, a higher customer basket value, retail inflation and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers. Total supermarket fuel sales decreased 9.9% in the second quarter of 2019, compared to the second quarter of 2018, primarily due to a decrease in fuel gallons sold of 5.6% and a decrease in the average retail fuel price of 4.7%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales were $65.4 billion in the first two quarters of 2019, compared to $65.7 billion for the first two quarters of 2018. This decrease was due to the sale of our convenience store business unit in the first quarter of 2018, Turkey Hill Dairy and You Technology in the first quarter of 2019 and a decrease in supermarket fuel sales, partially offset by our increase in total sales to retail customers without fuel. Total sales, excluding fuel, dispositions and the merger with Home Chef increased 2.1% in the first two quarters of 2019, compared to the first two quarters of 2018. The increase in total sales to retail customers without fuel for the first two quarters of 2019, compared to the first two quarters of 2018, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 1.8%. Identical sales, excluding fuel, for the first two quarters of 2019, compared to the first two quarters of 2018, increased primarily due to growth of loyal households, a higher customer basket value, retail inflation and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers. Total supermarket fuel sales decreased 6.5% in the first two quarters of 2019, compared to the first two quarters of 2018, primarily due to a decrease in fuel gallons sold of 4.3% and a decrease in the average retail fuel price of 2.3%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Additionally, sales from all acquired businesses are treated as identical as if they were part of the Company in the prior year. Products and services related primarily to Kroger Personal Finance, which were historically accounted for as an offset to OG&A, are classified as a component of sales as of the beginning of fiscal year 2019. These prior-year amounts have been reclassified to conform to current-year presentation, which is consistent with our Restock Kroger initiative and our view of the products and services as part of our core business strategy. This is also more consistent with industry practice. These Kroger Personal Finance transactions represent sales to retail customers and, as such, are included in identical sales in 2019 and 2018. This change increased identical sales by 2 basis points in the second quarter of 2019 and 5 basis points in the second quarter of 2018. This change increased identical sales by 2 basis points in the first two quarters of 2019 and 6 basis points in the first two quarters of 2018. See “Supplemental Information” section below for more detail on the changes and the impact of the reclassification. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results are summarized in the following table. We used the identical sales dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2019.

Identical Sales

($ in millions)

	Second Quarter Ended
	August 17,	Percentage	August 18,	Percentage
	2019	Change(1)	2018	Change(2)
Excluding fuel centers	$24,299	2.2%	$23,768	1.6%
(1)	This column represents the percentage change in identical sales in the second quarter of 2019, compared to the second quarter of 2018.
(2)	This column represents the percentage change in identical sales in the second quarter of 2018, compared to the second quarter of 2017.

	Two Quarters Ended
	August 17,	Percentage	August 18,	Percentage
	2019	Change(1)	2018	Change(2)
Excluding fuel centers	$56,432	1.8%	$55,439	1.8%
(1)	This column represents the percentage change in identical sales in the first two quarters of 2019, compared to the first two quarters of 2018.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2018, compared to the first two quarters of 2017.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.87% for the second quarter of 2019, compared to 21.55% for the second quarter of 2018. The increase in the second quarter of 2019, compared to the second quarter of 2018, resulted primarily from a higher gross margin rate on fuel sales, decreased shrink, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold, partially offset by industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers, a higher LIFO charge, continued growth in the specialty pharmacy business and increased warehouse costs, as a percentage of sales, due to cycling of costs associated with new warehouses and new warehouse capabilities.

Our gross margin rate, as a percentage of sales, was 22.06% for the first two quarters of 2019, compared to 21.82% for the first two quarters of 2018. The increase in the first two quarters of 2019, compared to the first two quarters of 2018, resulted primarily from a higher gross margin rate on fuel sales, decreased shrink, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold, partially offset by industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers, a higher LIFO charge, continued growth in the specialty pharmacy business and increased warehouse costs, as a percentage of sales, due to cycling of costs associated with new warehouses and new warehouse capabilities.

Our LIFO charge was $30 million for the second quarter of 2019 compared to $12 million for the second quarter of 2018. Our LIFO charge was $46 million for the first two quarters of 2019 compared to $27 million for the first two quarters of 2018. Our LIFO charge reflects an increase in our expected annualized product cost inflation for 2019, driven by dry grocery, pharmacy and dairy.

Our FIFO gross margin rate, which excludes the second quarter LIFO charge, was 21.98% for the second quarter of 2019, compared to 21.59% for the second quarter of 2018. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 29 basis points in the second quarter of 2019, compared to the second quarter of 2018. This decrease resulted primarily from industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers, continued growth in the specialty pharmacy business and increased warehouse costs, as a percentage of sales, due to cycling of costs associated with new warehouses and new warehouse capabilities, partially offset by decreased shrink, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold. Excluding fuel and retail pharmacy, our FIFO gross margin decreased 12 basis points in the second quarter of 2019, compared to the second quarter of 2018. Our FIFO gross margin investment, excluding fuel and retail pharmacy, that occurred in the second quarter of 2019 has decelerated compared to the prior three quarters.

Our FIFO gross margin rate, which excludes the first two quarters LIFO charge, was 22.13% for the first two quarters of 2019, compared to 21.86% for the first two quarters of 2018. Excluding the effect of fuel, our FIFO gross margin rate decreased 36 basis points in the first two quarters of 2019, compared to the first two quarters of 2018. This decrease resulted primarily from industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers, continued growth in the specialty pharmacy business and increased warehouse costs, as a percentage of sales, due to cycling of costs associated with new warehouses and new warehouse capabilities, partially offset by decreased shrink, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold. Excluding fuel and retail pharmacy, our FIFO gross margin decreased 13 basis points in the first two quarters of 2019, compared to the first two quarters of 2018.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utility, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.08% for the second quarter of 2019, compared to 16.82% for the second quarter of 2018. The increase in the second quarter of 2019, compared to the second quarter of 2018 resulted primarily from the 2019 Second Quarter OG&A Adjusted Items, investments in our digital strategy, increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience and the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, partially offset by the execution of Restock Kroger initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and decreased incentive plan costs. Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel and the 2019 Second Quarter OG&A Adjusted Items, our OG&A rate decreased 14 basis points in the second quarter of 2019, compared to the second quarter of 2018. This decrease resulted primarily from the execution of Restock Kroger initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and decreased incentive plan costs, partially offset by investments in our digital strategy and increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience.

OG&A expenses, as a percentage of sales, were 17.01% for the first two quarters of 2019, compared to 16.69% for the first two quarters of 2018. The increase in the first two quarters of 2019, compared to the first two quarters of 2018 resulted primarily from the 2019 OG&A Adjusted Items, the 2018 OG&A Adjusted Item, the effect of decreased supermarket fuel and convenience store sales, which increases our OG&A rate, as a percentage of sales, investments in our digital strategy and increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience, partially offset by the execution of Restock Kroger initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, planned real estate transactions during the first quarter of 2019 and decreased incentive plan costs. Excluding the effect of fuel, the 2019 OG&A Adjusted Items and the 2018 OG&A Adjusted Item, our OG&A rate decreased 13 basis points in the first two quarters of 2019, compared to the first two quarters of 2018. This decrease resulted primarily from the execution of Restock Kroger initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, planned real estate transactions during the first quarter of 2019 and decreased incentive plan costs, partially offset by investments in our digital strategy and increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience.

During the second quarter of 2019, we accepted an offer to sell an unused warehouse that had been on the market for some time. We used this gain as an opportunity to contribute a similar amount into the UFCW Consolidated Pension Plan, helping stabilize associates’ future benefits. The net impact of these transactions had no effect to OG&A for the second quarter and first two quarters of 2019.

Rent Expense

Rent expense, as a percentage of sales, remained relatively consistent in both the second quarter and first two quarters of 2019, compared to the same periods in 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the second quarter of 2019, compared to the second quarter of 2018. This increase is primarily due to lower fuel sales, which increases our depreciation expense as a percentage of sales, and additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.0 billion, during the rolling four quarter period ending with the second quarter of 2019.

Depreciation and amortization expense increased, as a percentage of sales, in the first two quarters of 2019, compared to the first two quarters of 2018. This increase is primarily due to lower fuel sales, which increases our depreciation expense as a percentage of sales, the 2018 Depreciation Adjusted Item and additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.0 billion, during the rolling four quarter period ending with the second quarter of 2019.

Operating Profit and FIFO Operating Profit

Operating profit was $559 million, or 1.98% of sales, for the second quarter of 2019, compared to $549 million, or 1.96% of sales, for the second quarter of 2018. Operating profit, as a percentage of sales, increased 2 basis points in the second quarter of 2019, compared to the second quarter of 2018, due to a higher gross margin rate, partially offset by increased OG&A and depreciation and amortization expenses, as a percentage of sales.

Operating profit was $1.5 billion, or 2.23% of sales, for the first two quarters of 2019, compared to $1.6 billion, or 2.40% of sales, for the first two quarters of 2018. Operating profit, as a percentage of sales, decreased 17 basis points in the first two quarters of 2019, compared to the first two quarters of 2018, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a higher gross margin rate.

FIFO operating profit was $589 million, or 2.09% of sales, for the second quarter of 2019, compared to $561 million, or 2.00% of sales, for the second quarter of 2018. FIFO operating profit excluding the 2019 Second Quarter Adjusted Items increased 10.6% in the second quarter of 2019, compared to the second quarter of 2018, due to increased fuel earnings, partially offset by decreased pharmacy gross profit, increased depreciation and amortization and OG&A expenses, as a percentage of sales. Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales.  FIFO operating profit, as a percentage of sales excluding fuel and the 2019 and 2018 Second Quarter Adjusted Items decreased 14 basis points in the second quarter of 2019, compared to the second quarter of 2018, due to a lower gross margin rate and increased depreciation and amortization expenses, as a percentage of sales, partially offset by decreased OG&A expenses, as a percentage of sales.

FIFO operating profit was $1.5 billion, or 2.30% of sales, for the first two quarters of 2019, compared to $1.6 billion, or 2.44% of sales, for the first two quarters of 2018. FIFO operating profit excluding the 2019 and 2018 Adjusted Items remained relatively consistent in the first two quarters of 2019, compared to the first two quarters of 2018. FIFO operating profit, as a percentage of sales excluding fuel and the 2019 and 2018 Adjusted Items decreased 25 basis points in the first two quarters of 2019, compared to the first two quarters of 2018, due to a lower gross margin rate and increased depreciation and amortization expense, as a percentage of sales, partially offset by lower OG&A expense, as a percentage of sales.

Specific factors of the above operating trends under operating profit and FIFO operating profit are discussed earlier in this section.

Income Taxes

The effective income tax rate was 24.5% in the second quarter of 2019, compared to 20.2% in the second quarter of 2018. The effective income tax rate was 23.3% for the first two quarters of 2019, compared to 22.8% for the first two quarters of 2018. The effective income tax rate for the second quarter of 2019 and the first two quarters of 2019 differed from the federal statutory rate due to the effect of state income taxes and tax expense related to share-based payments, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the second quarter of 2018 differed from the federal statutory rate due to the utilization of tax credits and deductions and the benefit from favorable settlements of certain state tax items, partially offset by the effect of state income taxes. The effective income tax rate for the first two quarters of 2018 differed from the federal statutory rate due the effect of state income taxes, partially offset by the utilization of tax credits and deductions and the benefit from favorable settlements of certain state tax items.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.37 per diluted share for the second quarter of 2019 represented a decrease of 40.3% from net earnings of $0.62 per diluted share for the second quarter of 2018.  Adjusted net earnings of $0.44 per diluted share for the second quarter of 2019 represented an increase of 7.3% from adjusted net earnings of $0.41 per diluted share for the second quarter of 2018. The increase in adjusted net earnings per diluted share resulted primarily from increased fuel earnings and decreased interest expense, partially offset by decreased pharmacy gross profit, higher income tax expense and a higher LIFO charge.

Net earnings of $1.31 per diluted share for the first two quarters of 2019 represented a decrease of 56.8% from net earnings of $3.03 per diluted share for the first two quarters of 2018.  Adjusted net earnings of $1.16 per diluted share for the first two quarters of 2019 represented an increase of 0.9% from adjusted net earnings of $1.15 per diluted share for the first two quarters of 2018. The increase in adjusted net earnings per diluted share resulted primarily from increased fuel earnings, decreased interest expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by decreased pharmacy gross profit, higher income tax expense and a higher LIFO charge.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.3 billion of cash from operations during both the first two quarters of 2019 and 2018. Net earnings including noncontrolling interests, adjusted for non-cash items and other impacts, generated approximately $2.5 billion of operating cash flow in the first two quarters of 2019 compared to $1.9 billion in the first two quarters of 2018. Cash provided by operating activities for changes in working capital was $845 million in the first two quarters of 2019 compared to $1.4 billion in the first two quarters of 2018. The decrease in cash provided by operating activities for changes in working capital in the first two quarters of 2019, compared to the first two quarters of 2018, was primarily due to the following:

●	A decrease in the change in prepaid medical benefit costs at the end of the second quarter of 2019, compared to the end of the second quarter of 2018;

●	Reduced cash flow related to income taxes receivable and payable as a result of a prior year overpayment of our fourth quarter 2017 estimated taxes and our estimated taxes on the gain on sale of our convenience store business unit; and

●	Payments on operating lease liabilities; partially offset by

●	Proceeds from a contract associated with the sale of a business.

Cash paid for taxes increased in the first two quarters of 2019, compared to the first two quarters of 2018, primarily due to the payment of estimated taxes on the gain on sale of the You Technology and Turkey Hill Dairy businesses in the first two quarters of 2019 and an overpayment of our fourth quarter 2017 estimated taxes that resulted in lower tax payments in the first two quarters of 2018.

Net cash (used) provided by investing activities

Investing activities used cash of $1.0 billion in the first two quarters of 2019 compared to cash provided by investing activities of $128 million in the first two quarters of 2018. We used cash in investing activities in the first two quarters of 2019 compared to cash provided by investing activities in the first two quarters of 2018, primarily due to the following:

●	A lower amount of net proceeds from the sale of businesses, since the proceeds from the sale of the convenience store business exceeded the proceeds from the sales of the Turkey Hill Dairy and You Technology businesses; partially offset by

●	Increased proceeds from the sale of assets due to the sale of an unused warehouse and proceeds from sale leaseback transactions;

●	No payments for purchases of Ocado securities in the first two quarters of 2019; and

●	No acquisitions in the first two quarters of 2019.

Net cash used by financing activities

We used $2.0 billion of cash for financing activities in the first two quarters of 2019 compared to $3.4 billion during the first two quarters of 2018. The amount of cash used for financing activities for the first two quarters of 2019, compared to the first two quarters of 2018, decreased primarily due to decreased payments on commercial paper and share repurchases, partially offset by increased payments on long-term debt including obligations under finance leases and a reduction of proceeds from the issuance of long-term debt.

Debt Management

As of August 17, 2019, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of August 17, 2019, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $3 million as of August 17, 2019.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants. As of August 17, 2019, we were in compliance with the financial covenants. Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $1.7 billion as of August 17, 2019 compared to our fiscal year end 2018 debt of $15.2 billion. This decrease resulted primarily from net payments on commercial paper borrowings of $800 million and the repayment of our $1.0 billion term loan.

Common Share Repurchase Program

During the second quarter of 2019, we invested $8 million to repurchase 354 thousand Kroger common shares at an average price of $22.37 per share. For the first two quarters of 2019, we invested $23 million to repurchase 918 thousand Kroger common shares at an average price of $25.02 per share. The shares repurchased in the first two quarters of 2019 were reacquired under a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

On March 15, 2018, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934 (the “March 2018 Repurchase Program”). As of August 17, 2019, $546 million remained under the March 2018 Repurchase Program.

Dividends

The following table provides dividend information ($ in millions, except per share amounts):

	Second Quarter Ended
	August 17,	August 18,
	2019	2018
Cash dividends paid	$113	$101
Cash dividends paid per common share	$0.140	$0.125

	Two Quarters Ended
	August 17,	August 18,
	2019	2018
Cash dividends paid	$226	$211
Cash dividends paid per common share	$0.280	$0.250

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to approximate $4.5 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the second quarter of 2019. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. We have approximately $1.3 billion of senior notes maturing in the next twelve months, which are included in the $4.5 billion of estimated liquidity needs. We expect to satisfy these obligations using cash generated from operations and through issuing additional senior notes or commercial paper. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $676 million for both the second quarter of 2019 and the second quarter of 2018. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.6 billion in the first two quarters of 2019 and $1.5 billion in the first two quarters of 2018. During the rolling four quarter period ended with the second quarter of 2019, we opened, expanded, relocated or acquired 27 supermarkets and also completed 174 major within-the-wall remodels. Total supermarket square footage at the end of the second quarter of 2019 increased 0.3% from the end of the second quarter of 2018. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2019 increased 0.6% over the end of the second quarter of 2018.

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

NEW ACCOUNTING STANDARDS

Refer to Note 5 and Note 6 to the Consolidated Financial Statements for recently adopted accounting standards and recently issued accounting standards not yet adopted as of August 17, 2019.

SUPPLEMENTAL INFORMATION

Sales Reclassification

Products and services related primarily to Kroger Personal Finance and Media, which were historically accounted for as an offset to OG&A, are classified as a component of sales as of the beginning of fiscal year 2019, except for certain amounts in Media, which are netted against merchandise costs. These prior-year amounts have been reclassified to conform to current-year presentation, which is consistent with our Restock Kroger initiative and our view of the products and services as part of our core business strategy. This is also more consistent with industry practice.

The following tables summarize the Company's second quarter and first two quarters of 2018 sales reclassifications ($ in millions):

	Second Quarter Ended
	Previously Stated	Reclassification	Reclassified
	August 18,		August 18,
	2018	2018	2018
Sales	$27,869	$145	$28,014

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,930	46	21,976
Operating, general and administrative	4,612	99	4,711
Rent	204	—	204
Depreciation and amortization	574	—	574

Operating profit	$549	$—	$549

	Two Quarters Ended
	Previously Stated	Reclassification	Reclassified
	August 18,		August 18,
	2018	2018	2018
Sales	$65,399	$336	$65,735

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	51,293	102	51,395
Operating, general and administrative	10,734	234	10,968
Rent	480	—	480
Depreciation and amortization	1,315	—	1,315

Operating profit	$1,577	$—	$1,577

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “believe,” “could,” “effect,” “estimate,” “expect,” “future,” “goal,” “growth,” “guidance,” “incremental,” “likely,” “may,” “plan,” “range,” “result,” “strategy,” “success,” “target,” “trend,” and “will,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” and “Outlook” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified below.

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

●	We are targeting identical sales growth, excluding fuel, to range from 2.0% to 2.25% in 2019.

●	Our GAAP net earnings guidance range is $2.30 to $2.40 per diluted share for 2019.

●	On an adjusted basis, we maintain our net earnings guidance range of $2.15 to $2.25 per diluted share for 2019.

●	We expect FIFO operating profit to range from $2.8 billion to $2.9 billion for 2019.

●	On an adjusted basis, we expect FIFO operating profit to range from $2.9 billion to $3.0 billion for 2019.

●	We expect our alternative profit stream portfolio to contribute an incremental $100 million in operating profit in 2019, compared to 2018.

●	Due to current market conditions, we no longer expect a higher weighted average interest rate in 2019 compared to 2018.

●	We expect our 2019 tax rate to range from 22.9% to 23.4%. Excluding the 2019 Adjusted Items, we expect our 2019 tax rate to range from 22.3% to 22.8%. This guidance reflects typical tax adjustments and does not reflect changes to the rate from the completion of income tax audit examinations, which cannot be predicted.

●	We expect capital investments, excluding mergers, acquisitions, and purchases of leased facilities, to range between $3.0 billion and $3.2 billion in 2019.

●	We are not reconfirming the 3-year $400 million in incremental operating profit expectation. In November, we will give detailed 2020 annual guidance. We expect to deliver FIFO operating profit growth in 2020 over 2019 confirmed guidance.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings, incremental FIFO operating profit and free cash flow goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; Our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, changes in tariffs, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertain pace of economic growth; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute on Restock Kroger; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 17, 2019, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 17, 2019, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
May 26, 2019 to June 22, 2019	93,917	$24.04	92,602	$546
Second four weeks
June 23, 2019 to July 20, 2019	1,554,249	$21.89	221,048	$546
Third four weeks
July 21, 2019 to August 17, 2019	40,863	$22.55	40,745	$546
Total	1,689,029	$22.03	354,395	$546
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2019 contained three 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 1,334,634 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	The amounts shown in this column reflect the amount remaining under the March 2018 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The March 2018 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Item 6. Exhibits.

EXHIBIT 3.1	-

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

EXHIBIT 10.1	-	The Kroger Co. 2019 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed with the SEC on June 28, 2019.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Index

EXHIBIT 3.1	-

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

EXHIBIT 10.1	-	The Kroger Co. 2019 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed with the SEC on June 28, 2019.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 24, 2019	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 24, 2019	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer