Form 10-Q
period 2019-11-09
KROGER CO
filed 2019-12-17
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 9, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No  ⌧.

There were 800,587,313 shares of Common Stock ($1 par value) outstanding as of December 11, 2019.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 9,	November 10,	November 9,	November 10,
(In millions, except per share amounts)	2019	2018	2019	2018
Sales	$27,974	$27,831	$93,393	$93,566

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,798	21,753	72,787	73,147
Operating, general and administrative	5,097	4,661	16,223	15,630
Rent	201	200	675	680
Depreciation and amortization	624	570	1,994	1,884

Operating profit	254	647	1,714	2,225

Other income (expense)
Interest expense	(137)	(142)	(463)	(479)
Non-service component of company-sponsored pension plan costs	(1)	(6)	(2)	(19)
Mark to market gain (loss) on Ocado securities	106	(100)	166	152
Gain on sale of businesses	—	—	176	1,782

Net earnings before income tax expense	222	399	1,591	3,661

Income tax expense	79	91	398	834

Net earnings including noncontrolling interests	143	308	1,193	2,827
Net loss attributable to noncontrolling interests	(120)	(9)	(139)	(24)

Net earnings attributable to The Kroger Co.	$263	$317	$1,332	$2,851

Net earnings attributable to The Kroger Co. per basic common share	$0.32	$0.39	$1.65	$3.46

Average number of common shares used in basic calculation	802	797	800	814

Net earnings attributable to The Kroger Co. per diluted common share	$0.32	$0.39	$1.64	$3.43

Average number of common shares used in diluted calculation	807	807	805	822

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 9,	November 10,	November 9,	November 10,
(In millions)	2019	2018	2019	2018
Net earnings including noncontrolling interests	$143	$308	$1,193	$2,827

Other comprehensive income (loss)
Realized gains on available for sale securities, net of income tax(1)	—	—	—	(4)
Change in pension and other postretirement defined benefit plans, net of income tax(2)	7	10	23	33
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	34	37	(29)	37
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	1	1	3	3
Cumulative effect of accounting change(5)	—	—	(146)	—

Total other comprehensive income (loss)	42	48	(149)	69

Comprehensive income	185	356	1,044	2,896
Comprehensive loss attributable to noncontrolling interests	(120)	(9)	(139)	(24)
Comprehensive income attributable to The Kroger Co.	$305	$365	$1,183	$2,920
(1)	Amount is net of tax of ($1) for the first three quarters of 2018.
(2)	Amount is net of tax of $3 for the third quarter of 2019 and 2018. Amount is net of tax of $8 for the first three quarters of 2019 and $10 for the first three quarters of 2018.
(3)	Amount is net of tax of $10 for the third quarter of 2019 and $11 for the third quarter of 2018. Amount is net of tax of ($16) for the first three quarters of 2019 and $10 for the first three quarters of 2018.
(4)	Amount is net of tax of $1 for the third quarter of 2019 and $1 for the third quarter of 2018. Amount is net of tax of $3 for the first three quarters of 2019 and $3 for the first three quarters of 2018.
(5)	Related to the adoption of Accounting Standards Update (“ASU”) 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," (see Note 5 for additional details).

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 9,	February 2,
(In millions, except par amounts)	2019	2019
ASSETS
Current assets
Cash and temporary cash investments	$545	$429
Store deposits in-transit	1,034	1,181
Receivables	1,600	1,589
FIFO inventory	8,757	8,123
LIFO reserve	(1,345)	(1,277)
Assets held for sale	—	166
Prepaid and other current assets	434	592
Total current assets	11,025	10,803

Property, plant and equipment, net	21,801	21,635
Operating lease assets	6,847	—
Intangibles, net	1,086	1,258
Goodwill	3,076	3,087
Other assets	1,558	1,335

Total Assets	$45,393	$38,118

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,417	$3,157
Current portion of operating lease liabilities	673	—
Trade accounts payable	6,867	6,059
Accrued salaries and wages	1,087	1,227
Liabilities held for sale	—	51
Other current liabilities	4,074	3,780
Total current liabilities	14,118	14,274

Long-term debt including obligations under finance leases	12,227	12,072
Noncurrent operating lease liabilities	6,449	—
Deferred income taxes	1,517	1,562
Pension and postretirement benefit obligations	471	494
Other long-term liabilities	1,883	1,881

Total Liabilities	36,665	30,283

Commitments and contingencies see Note 8

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2019 and 2018	1,918	1,918
Additional paid-in capital	3,296	3,245
Accumulated other comprehensive loss	(495)	(346)
Accumulated earnings	20,781	19,681
Common shares in treasury, at cost, 1,116 shares in 2019 and 1,120 shares in 2018	(16,585)	(16,612)

Total Shareholders’ Equity - The Kroger Co.	8,915	7,886
Noncontrolling interests	(187)	(51)

Total Equity	8,728	7,835

Total Liabilities and Equity	$45,393	$38,118

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Quarters Ended
	November 9,	November 10,
(In millions)	2019	2018
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,193	$2,827
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,994	1,884
Non-cash operating lease cost	494	—
LIFO charge	69	39
Stock-based employee compensation	117	115
Expense for company-sponsored pension plans	32	54
Deferred income taxes	(46)	148
Gain on sale of businesses	(176)	(1,782)
Gain on the sale of assets	(150)	—
Mark to market gain on Ocado securities	(166)	(152)
Impairment of Lucky's Market	238	—
Other	(1)	29
Changes in operating assets and liabilities net of effects from mergers and disposals of businesses:
Store deposits in-transit	148	63
Receivables	93	(95)
Inventories	(636)	(601)
Prepaid and other current assets	66	380
Trade accounts payable	808	666
Accrued expenses	299	270
Income taxes receivable and payable	(145)	259
Contribution to company-sponsored pension plan	—	(185)
Operating lease liabilities	(477)	—
Proceeds from contract associated with sale of business	295	—
Other	(1)	(186)

Net cash provided by operating activities	4,048	3,733

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,363)	(2,257)
Proceeds from sale of assets	257	76
Payments for acquisitions, net of cash acquired	—	(197)
Purchases of stores	—	(44)
Net proceeds from sale of businesses	327	2,169
Purchases of Ocado securities	—	(392)
Other	(45)	15

Net cash used by investing activities	(1,824)	(630)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	61	1,033
Payments on long-term debt including obligations under finance leases	(1,540)	(258)
Net payments on commercial paper	(235)	(1,486)
Dividends paid	(356)	(324)
Proceeds from issuance of capital stock	32	55
Treasury stock purchases	(34)	(1,996)
Other	(36)	(45)

Net cash used by financing activities	(2,108)	(3,021)

Net increase in cash and temporary cash investments	116	82

Cash and temporary cash investments:
Beginning of year	429	347
End of period	$545	$429

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,363)	$(2,257)
Payments for lease buyouts	24	—
Changes in construction-in-progress payables	96	(49)
Total capital investments, excluding lease buyouts	$(2,243)	$(2,306)

Disclosure of cash flow information:
Cash paid during the year for interest	$407	$424
Cash paid during the year for income taxes	$633	$376

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at February 2, 2019	1,918	$1,918	$3,245	1,120	$(16,612)	$(346)	$19,681	$(51)	$7,835
Issuance of common stock:
Stock options exercised	—	—	—	(1)	12	—	—	—	12
Restricted stock issued	—	—	(14)	—	10	—	—	—	(4)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(15)	—	—	—	(15)
Share-based employee compensation	—	—	48	—	—	—	—	—	48
Other comprehensive loss net of income tax of ($5)	—	—	—	—	—	(146)	—	—	(146)
Cumulative effect of accounting change	—	—	—	—	—	—	146	—	146
Other	—	—	8	—	(8)	—	(5)	11	6
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	—	(113)	—	(113)
Net earnings including noncontrolling interests	—	—	—	—	—	—	772	(9)	763

Balances at May 25, 2019	1,918	$1,918	$3,287	1,119	$(16,613)	$(492)	$20,481	$(49)	$8,532
Issuance of common stock:
Stock options exercised	—	—	—	(1)	6	—	—	—	6
Restricted stock issued	—	—	(109)	(2)	79	—	—	—	(30)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(8)	—	—	—	(8)
Share-based employee compensation	—	—	41	—	—	—	—	—	41
Other comprehensive loss net of income tax of ($14)	—	—	—	—	—	(45)	—	—	(45)
Other	—	—	51	—	(51)	—	—	1	1
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(131)	—	(131)
Net earnings including noncontrolling interests	—	—	—	—	—	—	297	(10)	287

Balances at August 17, 2019	1,918	$1,918	$3,270	1,116	$(16,587)	$(537)	$20,647	$(58)	$8,653
Issuance of common stock:
Stock options exercised	—	—	—	—	14	—	—	—	14
Restricted stock issued	—	—	(3)	(1)	1	—	—	—	(2)
Treasury stock activity:
Stock options exchanged	—	—	—	1	(11)	—	—	—	(11)
Share-based employee compensation	—	—	28	—	—	—	—	—	28
Other comprehensive income net of income tax of $14	—	—	—	—	—	42	—	—	42
Other	—	—	1	—	(2)	—	—	(9)	(10)
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(129)	—	(129)
Net earnings including noncontrolling interests	—	—	—	—	—	—	263	(120)	143

Balances at November 9, 2019	1,918	$1,918	$3,296	1,116	$(16,585)	$(495)	$20,781	$(187)	$8,728

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the third quarters and three quarters ended November 9, 2019 and November 10, 2018, includes the results of operations of the Company for the 12 and 40-week periods then ended.

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

In the third quarter of 2019, the Company recorded an out of period adjustment that decreased sales by $29 with a corresponding increase to other current liabilities related to a provision in a pharmacy contract that should have been recognized over the previous six quarters.  The Company evaluated the impact of the adjustment and concluded it is not material, individually and in the aggregate, to the current or any prior period financial statements.

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

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	November 9,	February 2,
	2019	2019
1.50% to 8.00% Senior Notes due through 2048	$11,606	$12,097
5.63% to 12.75% Mortgages due through 2027	12	14
1.83% to 2.63% Commercial paper borrowings	565	800
3.37% Term Loan	—	1,000
Other	495	440

Total debt, excluding obligations under finance leases	12,678	14,351
Less current portion	(1,367)	(3,103)

Total long-term debt, excluding obligations under finance leases	$11,311	$11,248

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 9, 2019 and February 2, 2019. At November 9, 2019, the fair value of total debt was $13,540 compared to a carrying value of $12,678. At February 2, 2019, the fair value of total debt was $14,190 compared to a carrying value of $14,351.

During the first three quarters of 2019, the Company repaid a $1,000 term loan bearing an interest rate of 3.37%. Additionally, in the third quarter of 2019, the Company repaid, upon maturity, $500 of senior notes bearing an interest rate of 1.5%, with proceeds from commercial paper borrowings.

In anticipation of future debt refinancing, the Company, in the first three quarters of 2019, entered into six forward-starting interest rate swap agreements with a maturity date of January 2021 with an aggregate notional amount totaling $300 and one forward-starting interest rate swap agreement with a maturity date of January 2020 with a notional amount of $50. As of the end of the third quarter of 2019, the Company had a total of $600 notional amount of forward-starting interest rate swaps outstanding. The forward-starting interest rate swaps entered into in the first three quarters of 2019 were designated as cash-flow hedges.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarters of 2019 and 2018.

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 9,	November 10,	November 9,	November 10,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$6	$8	$2	$2
Interest cost	32	31	2	2
Expected return on plan assets	(43)	(40)	—	—
Amortization of:
Prior service cost	—	—	(3)	(3)
Actuarial loss (gain)	16	18	(3)	(2)

Net periodic benefit cost	$11	$17	$(2)	$(1)

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2019 and 2018.

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 9,	November 10,	November 9,	November 10,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$24	$29	$6	$6
Interest cost	105	104	6	6
Expected return on plan assets	(140)	(134)	—	—
Amortization of:
Prior service cost	—	—	(8)	(9)
Actuarial loss (gain)	47	59	(8)	(7)

Net periodic benefit cost	$36	$58	$(4)	$(4)

The Company is not required to make any contributions to its company-sponsored pension plans in 2019, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first three quarters of 2019. In the third quarter of 2018, the Company contributed $185, $117 net of tax, to the company-sponsored pension plan.

The Company contributed $209 and $204 to employee 401(k) retirement savings accounts in the first three quarters of 2019 and 2018, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.

During the first three quarters of 2019, the Company incurred charges totaling $131, $101 net of tax, due to obligations related to withdrawal liabilities for certain multi-employer pension funds. This included charges in the third quarter of 2019, totaling $45, $35 net of tax, due to obligations related to withdrawal liabilities for certain multi-employer pension funds. The charges were recorded in the OG&A caption in the Consolidated Statements of Operations.

Additionally, during the first three quarters of 2019, the Company sold an unused warehouse. The gain on the sale was used to contribute a similar amount into the UFCW Consolidated Pension Plan.

During the third quarter of 2019, the Company approved and implemented a plan to reorganize certain portions of its division management structure.  This reorganization is expected to increase operational effectiveness and reduce overhead costs while maintaining a high quality customer experience.  The Company recorded a charge for severance and related benefits of $80, $61 net of tax, in the third quarter of 2019, which is included in the OG&A caption within the Consolidated Statements of Operations.  Of the total charge, $63 remains unpaid as of November 9, 2019 and is included in Other Current Liabilities within the Consolidated Balance Sheet.

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

	Third Quarter Ended			Third Quarter Ended
	November 9, 2019			November 10, 2018
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$260	802	$0.32	$313	797	$0.39
Dilutive effect of stock options		5			10

Net earnings attributable to The Kroger Co. per diluted common share	$260	807	$0.32	$313	807	$0.39

	Three Quarters Ended			Three Quarters Ended
	November 9, 2019			November 10, 2018
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,317	800	$1.65	$2,820	814	$3.46
Dilutive effect of stock options		5			8

Net earnings attributable to The Kroger Co. per diluted common share	$1,317	805	$1.64	$2,820	822	$3.43

The Company had combined undistributed and distributed earnings to participating securities totaling $3 and $4 in the third quarters of 2019 and 2018, respectively. For the first three quarters of 2019 and 2018, the Company had combined undistributed and distributed earnings to participating securities of $15 and $31, respectively.

The Company had options outstanding for approximately 18 million and 11 million shares during the third quarters of 2019 and 2018, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 24 million shares during the first three quarters of 2019 and 11 million shares in the first three quarters of 2018 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

The following table provides supplemental balance sheet classification information related to leases:

		November 9,	February 2,
	Classification	2019	2019
Assets
Operating	Operating lease assets	$6,847	$—
Finance	Property, plant and equipment, net(1)	760	721

Total leased assets		$7,607	$721

Liabilities
Current
Operating	Current portion of operating lease liabilities	$673	$—
Finance	Current portion of long-term debt including obligations under finance leases	50	54

Noncurrent
Operating	Noncurrent operating lease liabilities	6,449	—
Finance	Long-term debt including obligations under finance leases	916	824

Total lease liabilities		$8,088	$878
(1)	Finance lease assets are recorded net of accumulated amortization of $298 and $345 as of November 9, 2019 and February 2, 2019.

The following table provides the components of lease cost:

		Third Quarter Ended	Three Quarters Ended
Lease Cost	Classification	November 9, 2019	November 9, 2019
Operating lease cost(1)	Rent Expense	$229	$768
Sublease and other rental income	Rent Expense	(28)	(93)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	13	41
Interest on lease liabilities	Interest Expense	12	37

Net lease cost		$226	$753
(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
Remainder of 2019	$195	$17	$212
2020	966	95	1,061
2021	891	96	987
2022	754	93	847
2023	685	93	778
Thereafter	6,910	1,003	7,913

Total lease payments	10,401	1,397	$11,798

Less amount representing interest	3,279	431

Present value of lease liabilities(1)	$7,122	$966
(1)	Includes the current portion of $673 for operating leases and $50 for finance leases.

Total future minimum rentals under non-cancellable subleases at November 9, 2019 were $308.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

November 9, 2019
Weighted-average remaining lease term (years)
Operating leases	16.1
Finance leases	16.0
Weighted-average discount rate
Operating leases	4.3%
Finance leases	4.2%

The following table provides supplemental cash flow information related to leases:

Three Quarters Ended
November 9, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$711
Operating cash flows from finance leases	37
Financing cash flows from finance leases	33
Leased assets obtained in exchange for new operating lease liabilities	658
Leased assets obtained in exchange for new finance lease liabilities	185
Net gain recognized from sale and leaseback transactions(1)	51
Impairment of operating lease assets	29
Impairment of finance lease assets	40
(1)	During the first three quarters of 2019, the Company entered into sale leaseback transactions related to eight properties, which resulted in total proceeds of $102.

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

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2019 and 2018:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at February 3, 2018	$24	$4	$(499)	$(471)
OCI before reclassifications(2)	37	(4)	—	33
Amounts reclassified out of AOCI(3)	3	—	33	36
Net current-period OCI	40	(4)	33	69
Balance at November 10, 2018	$64	$—	$(466)	$(402)

Balance at February 2, 2019	$6	$—	$(352)	$(346)
Cumulative effect of accounting change(4)	(5)	—	(141)	(146)
OCI before reclassifications(2)	(29)	—	—	(29)
Amounts reclassified out of AOCI(3)	3	—	23	26
Net current-period OCI	(31)	—	(118)	(149)
Balance at November 9, 2019	$(25)	$—	$(470)	$(495)
(1)	All amounts are net of tax.
(2)	Net of tax of $10 for cash flow hedging activities and ($1) for available for sale securities for the first three quarters of 2018. Net of tax of ($16) for cash flow hedging activities for the first three quarters of 2019.
(3)	Net of tax of $3 for cash flow hedging activities and $10 for pension and postretirement defined benefit plans for the first three quarters of 2018. Net of tax of $3 for cash flow hedging activities and $8 for pension and postretirement defined benefit plans for the first three quarters of 2019.
(4)	Related to the adoption of ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," (see Note 5 for additional details).

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarter and first three quarters of 2019 and 2018:

	Third Quarter Ended		Three Quarters Ended
	November 9,	November 10,	November 9,	November 10,
	2019	2018	2019	2018
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$6	$6
Tax expense	(1)	(1)	(3)	(3)
Net of tax	1	1	3	3

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	10	13	31	43
Tax expense	(3)	(3)	(8)	(10)
Net of tax	7	10	23	33
Total reclassifications, net of tax	$8	$11	$26	$36
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

10.	INCOME TAXES

The effective income tax rate was 35.6% in the third quarter of 2019, compared to 22.8% in the third quarter of 2018.  The effective income tax rate was 25.0% for the first three quarters of 2019, compared to 22.8% for the first three quarters of 2018. The effective income tax rate for the third quarter and the first three quarters of 2019 differed from the federal statutory rate primarily due to the portion of the impairment of Lucky’s Market attributable to the minority interest, which reduces pre-tax income, but does not impact tax expense. The impact of this item on the effective income tax rate is approximately 12% for the third quarter and 2% for the first three quarters of 2019. The difference from the statutory rate is also impacted by the effect of state income taxes, partially offset by the utilization of tax credits and deductions.  Refer to Note 11 for information about the impairment of Lucky’s Market.  The effective income tax rate for the third quarter and first three quarters of 2018 differed from the federal statutory rate primarily due to the effect of state income taxes and an IRS audit that resulted in a reduction of prior year tax deductions at pre-Tax Reform rates and an increase in future tax deductions at post-Tax Reform rates, partially offset by the utilization of tax credits and deductions and favorable provision to return adjustments. Additionally, the rate for the first three quarters of 2018 benefitted from favorable settlements of certain state tax items.

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

In the third quarter of 2019, as a result of a portfolio review, the Company has decided to divest its interest in Lucky’s Market.  The Company recognized an impairment charge of $238 in the third quarter of 2019, which is included in OG&A in the Consolidated Statements of Operations.  The impairment charge consists of property, plant and equipment of $200, which includes $40 of finance lease assets; goodwill of $19; operating lease assets of $11; and other charges of $8. The amount of the impairment charge attributable to The Kroger Co. is $131, $100 net of tax, with the remaining amount attributable to the minority interest.

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

The adjusted net earnings and adjusted net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings and adjusted net earnings per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations. Net earnings for the first three quarters of 2019 include the following, which we define as the “2019 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $131 million, $101 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds; $80 million, $61 million net of tax, for a severance charge and related benefits; $238 million including $131 million attributable to The Kroger Co., $100 million net of tax, for impairment of Lucky’s Market; and a reduction to OG&A of $18 million, $13 million net of tax, for the revaluation of Home Chef contingent consideration (the “2019 OG&A Adjusted Items”).

●	Gains in other income (expense) of $106 million, $80 million net of tax, related to the sale of Turkey Hill Dairy; $70 million, $52 million net of tax, related to the sale of You Technology; and $166 million, $125 million net of tax, for the mark to market gain on Ocado Group plc (“Ocado”) securities (the “2019 Other Income (Expense) Adjusted Items”).

Net earnings for the third quarter of 2019 include the following, which we define as the “2019 Third Quarter Adjusted Items”:

●	Charges to OG&A of $45 million, $35 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund; $80 million, $61 million net of tax, for a severance charge and related benefits; $238 million including $131 million attributable to The Kroger Co., $100 million net of tax, for impairment of Lucky’s Market; and $4 million, $3 million net of tax, for the revaluation of Home Chef contingent consideration (the “2019 Third Quarter OG&A Adjusted Items”).

●	A gain in other income (expense) of $106 million, $81 million net of tax, for the mark to market gain on Ocado securities (the “2019 Third Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first three quarters of 2018 include the following, which we define as the “2018 Adjusted Items”:

●	A reduction to OG&A of $13 million, $10 million net of tax, for adjustments to obligations related to withdrawing from the Central States multi-employer pension fund (the “2018 OG&A Adjusted Item”).

●	A reduction to depreciation and amortization expenses of $14 million, $11 million net of tax, related to held for sale assets (the “2018 Depreciation Adjusted Item”).

●	Gains in other income (expense) of $1.8 billion, $1.4 billion net of tax, related to the sale of our convenience store business unit and $152 million, $115 million net of tax, for the mark to market gain on Ocado securities (the “2018 Other Income (Expense) Adjusted Items”).

Net earnings for the third quarter of 2018 includes the following, which we define as the “2018 Third Quarter Other Income (Expense) Adjusted Item”:

●	A loss in other income (expense) of $100 million, $77 million net of tax, for the mark to market loss on Ocado securities.

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measure and related disclosure. We are unable to provide a full reconciliation of the non-GAAP measures used in our guidance (see “Outlook” below) without unreasonable effort as certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be determined without unreasonable effort. Actual GAAP results may be materially different from the forward-looking non-GAAP measures provided.

OVERVIEW

Notable items for the third quarter and first three quarters of 2019 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.32 for the third quarter and $1.64 for the first three quarters.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.47 for the third quarter and $1.62 for the first three quarters. The third quarter includes an out of period charge related to a provision in a pharmacy contract that should have been recognized over the previous six quarters (“the 2019 Out of Period Charge”). This charge is not material to our total results and the financial effect in each of the prior individual quarters was immaterial to net earnings per diluted share. However, the cumulative effect recorded in the third quarter of 2019 reduced adjusted net earnings per diluted share by $0.03 and our gross margin rate by 9 basis points.

●	During the first three quarters of 2019, we returned $390 million to shareholders from share repurchases and dividend payments.

●	Over the last 12 months, we decreased net total debt by $1.5 billion.

Other Financial Results

●	Identical sales, excluding fuel, increased 2.5% for the third quarter and 2.0% for the first three quarters of 2019.

●	Digital revenue grew 21% in the third quarter and 31% in the first three quarters of 2019, driven by Pickup and Delivery sales growth. Third quarter digital revenue growth has moderated primarily due to cycling our merger with the Home Chef business. Digital revenue primarily includes revenue from all curbside pickup locations, online sales delivered to customer locations and products shipped to customer locations.

●	Alternative profit streams grew in the third quarter and first three quarters of 2019, as compared to the third quarter and first three quarters of 2018. Alternative profit stream results met our expectations for the first three quarters of 2019. Kroger’s ecosystem fuels the growth of adjacent alternative profit streams like Kroger Personal Finance, customer data insights, and media businesses that are essential components of Restock Kroger. These businesses comprise a significant portion of Kroger’s overall alternative profit stream portfolio. They are dependent on a core supermarket business to deliver sustainable, long-term growth and profitability.

Significant Events

●	During the third quarter of 2019, we approved and implemented a plan to reorganize certain portions of our division management structure, resulting in a charge for severance and related benefits of $80 million, $61 million net of tax. This reorganization is expected to increase operational effectiveness and reduce overhead costs while maintaining a high quality customer experience.

●	As a result of a portfolio review, we have decided to divest our interest in Lucky’s Market and we recognized an impairment charge of $238 million in the third quarter of 2019. The amount of the impairment charge attributable to The Kroger Co. is $131 million, $100 million net of tax. The impairment charge is a non-cash charge and reflects the write down of our initial investment in Lucky’s Market, as well as additional funding provided to operate and grow the business.

●	During the first quarter of 2019, we sold our You Technology business to Inmar for total consideration of $565 million, including $396 million of cash and $64 million of preferred equity received upon closing. We are also entitled to receive other cash payments of $105 million over five years. The transaction includes a long-term service agreement for Inmar to provide digital coupon services.

●	During the first quarter of 2019, we sold our Turkey Hill Dairy business to an affiliate of Peak Rock Capital for $225 million.

●	During the second quarter of 2019, we accepted an offer to sell an unused warehouse that had been on the market for some time. We used this gain as an opportunity to contribute a similar amount into the UFCW Consolidated Pension Plan, helping stabilize associates’ future benefits. The net impact of these transactions to EPS growth was neutral. The net impact of these transactions also had no effect to OG&A.

●	Additionally, in the first, second and third quarters of 2019, respectively, we recorded charges to OG&A of $59 million, $44 million net of tax, $27 million, $22 million net of tax, and $45 million, $35 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2019 and 2018 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 9,	November 10,	Percentage	November 9,	November 10,	Percentage
	2019	2018	Change	2019	2018	Change
Net earnings attributable to The Kroger Co.	$263	$317		$1,332	$2,851

(Income) expense adjustments
Adjustments for pension plan withdrawal liabilities(1)(2)	35	—		101	(10)
Adjustment for gain on sale of convenience store business(1)(3)	—	—		—	(1,360)
Adjustment for gain on sale of Turkey Hill Dairy(1)(4)	—	—		(80)	—
Adjustment for gain on sale of You Technology(1)(5)	—	—		(52)	—
Adjustment for mark to market loss (gain) on Ocado securities(1)(6)	(81)	77		(125)	(115)
Adjustment for depreciation related to held for sale assets(1)(7)	—	—		—	(11)
Adjustment for severance charge and related benefits(1)(8)	61	—		61	—
Adjustment for impairment of Lucky's Market attributable to The Kroger Co.(1)(9)	100	—		100	—
Adjustment for Home Chef contingent consideration(1)(10)	3	—		(13)	—
2019 and 2018 Adjusted Items	118	77		(8)	(1,496)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$381	$394	(3.3)%	$1,324	$1,355	(2.3)%

Net earnings attributable to The Kroger Co. per diluted common share	$0.32	$0.39		$1.64	$3.43

(Income) expense adjustments
Adjustments for pension plan withdrawal liabilities(11)	0.04	—		0.12	(0.01)
Adjustment for gain on sale of convenience store business(11)	—	—		—	(1.64)
Adjustment for gain on sale of Turkey Hill Dairy(11)	—	—		(0.10)	—
Adjustment for gain on sale of You Technology(11)	—	—		(0.06)	—
Adjustment for mark to market loss (gain) on Ocado securities(11)	(0.10)	0.09		(0.16)	(0.14)
Adjustment for depreciation related to held for sale assets(11)	—	—		—	(0.01)
Adjustment for severance charge and related benefits(11)	0.08	—		0.08	—
Adjustment for impairment of Lucky's Market attributable to The Kroger Co.(11)	0.12	—		0.12	—
Adjustment for Home Chef contingent consideration(11)	0.01	—		(0.02)	—
2019 and 2018 Adjusted Items	0.15	0.09		(0.02)	(1.80)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.47	$0.48	(2.1)%	$1.62	$1.63	(0.6)%

Average number of common shares used in diluted calculation	807	807		805	822

(1)The amounts presented represent the after-tax effect of each adjustment.
(2)The pre-tax adjustment for pension plan withdrawal liabilities was $45 in the third quarter of 2019, $131 in the first three quarters of 2019 and ($13) in the first three quarters of 2018.
(3)The pre-tax adjustment for gain on sale of convenience store business was ($1,782).
(4)The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(5)The pre-tax adjustment for gain on sale of You Technology was ($70).
(6)The pre-tax adjustment for mark to market loss (gain) on Ocado securities was ($106) and $100 in the third quarters of 2019 and 2018, respectively. The pre-tax adjustment was ($166) and ($152) in the first three quarters of 2019 and 2018, respectively.
(7)The pre-tax adjustment for depreciation related to held for sale assets was ($14).
(8)The pre-tax adjustment for severance charge and related benefits was $80.
(9)The pre-tax adjustment for impairment of Lucky’s Market was $238 including $131 attributable to The Kroger Co.
(10)The pre-tax adjustment for Home Chef contingent consideration was $4 in the third quarter of 2019 and ($18) for the first three quarters of 2019.
(11)The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 9,	Percentage	November 10,	Percentage	November 9,	Percentage	November 10,	Percentage
	2019	Change(1)	2018	Change(2)	2019	Change(3)	2018	Change(4)
Total sales to retail customers without fuel(5)	$24,575	2.6%	$23,959	2.0%	$81,766	2.3%	$79,940	2.3%
Supermarket fuel sales	3,242	(11.3)%	3,656	16.4%	11,043	(8.0)%	11,997	21.4%
Convenience stores(6)	—	—%	—	(100.0)%	—	(100.0)%	944	(72.4)%
Other sales(7)	157	(27.3)%	216	20.0%	584	(14.7)%	685	16.1%

Total sales	$27,974	0.5%	$27,831	(0.2)%	$93,393	(0.2)%	$93,566	1.6%
(1)	This column represents the percentage change in the third quarter of 2019, compared to the third quarter of 2018.
(2)	This column represents the percentage change in the third quarter of 2018, compared to the third quarter of 2017.
(3)	This column represents the percentage change in the first three quarters of 2019, compared to the first three quarters of 2018.
(4)	This column represents the percentage change in the first three quarters of 2018, compared to the first three quarters of 2017.
(5)	Digital sales, primarily including Pickup, Delivery, Ship and pharmacy e-commerce sales, grew approximately 21% and 64% in the third quarter of 2019 and 2018, respectively. Digital sales grew approximately 31% and 64% in the first three quarters of 2019 and 2018, respectively. These sales are included in the “total sales to retail customers without fuel” line above. Digital sales growth has moderated primarily due to cycling our merger with the Home Chef business.
(6)	We completed the sale of our convenience store business unit during the first quarter of 2018.
(7)	Other sales primarily relate to external sales at food production plants, data analytic services, third party media revenue and digital coupon services.

Total sales were $28.0 billion in the third quarter of 2019, compared to $27.8 billion in the third quarter of 2018. This increase was due to an increase in total sales to retail customers without fuel, partially offset by a reduction in supermarket fuel sales and decreased sales due to the disposal of Turkey Hill Dairy and You Technology in the first quarter of 2019. Total sales excluding fuel and dispositions increased 2.7% in the third quarter of 2019, compared to the third quarter of 2018. The increase in total sales to retail customers without fuel for the third quarter of 2019, compared to the third quarter of 2018, was primarily due to our identical sales increase, excluding fuel, of 2.5%. Identical sales, excluding fuel, for the third quarter of 2019, compared to the third quarter of 2018, increased primarily due to growth of loyal households, a higher customer basket value, retail inflation and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers. Total supermarket fuel sales decreased 11.3% in the third quarter of 2019, compared to the third quarter of 2018, primarily due to a decrease in fuel gallons sold of 5.0% and a decrease in the average retail fuel price of 6.8%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales were $93.4 billion in the first three quarters of 2019, compared to $93.6 billion for the first three quarters of 2018. This decrease was due to the sale of our convenience store business unit in the first quarter of 2018, Turkey Hill Dairy and You Technology in the first quarter of 2019 and a decrease in supermarket fuel sales, partially offset by the increase in total sales to retail customers without fuel. Total sales, excluding fuel, dispositions and the merger with Home Chef increased 2.3% in the first three quarters of 2019, compared to the first three quarters of 2018. The increase in total sales to retail customers without fuel for the first three quarters of 2019, compared to the first three quarters of 2018, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 2.0%. Identical sales, excluding fuel, for the first three quarters of 2019, compared to the first three quarters of 2018, increased primarily due to growth of loyal households, a higher customer basket value, retail inflation and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers. Total supermarket fuel sales decreased 8.0% in the first three quarters of 2019, compared to the first three quarters of 2018, primarily due to a decrease in fuel gallons sold of 4.5% and a decrease in the average retail fuel price of 3.7%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Additionally, sales from all acquired businesses are treated as identical as if they were part of the Company in the prior year. Products and services related primarily to Kroger Personal Finance, which were historically accounted for as an offset to OG&A, are classified as a component of sales as of the beginning of fiscal year 2019. These prior-year amounts have been reclassified to conform to current-year presentation, which is consistent with our Restock Kroger initiative and our view of the products and services as part of our core business strategy. This is also more consistent with industry practice. These Kroger Personal Finance transactions represent sales to retail customers and, as such, are included in identical sales in 2019 and 2018. This change increased identical sales for the third quarter and year-to-date periods of 2018. See “Supplemental Information” section below for more detail on the changes and the impact of the reclassification. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results are summarized in the following table. We used the identical sales dollar figures presented below to calculate percentage changes for the third quarter and first three quarters of 2019.

Identical Sales

($ in millions)

	Third Quarter Ended
	November 9,	Percentage	November 10,	Percentage
	2019	Change(1)	2018	Change(2)
Excluding fuel centers	$24,319	2.5%	$23,717	1.7%
(1)	This column represents the percentage change in identical sales in the third quarter of 2019, compared to the third quarter of 2018.
(2)	This column represents the percentage change in identical sales in the third quarter of 2018, compared to the third quarter of 2017.

	Three Quarters Ended
	November 9,	Percentage	November 10,	Percentage
	2019	Change(1)	2018	Change(2)
Excluding fuel centers	$80,751	2.0%	$79,156	1.8%
(1)	This column represents the percentage change in identical sales in the first three quarters of 2019, compared to the first three quarters of 2018.
(2)	This column represents the percentage change in identical sales in the first three quarters of 2018, compared to the first three quarters of 2017.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.08% for the third quarter of 2019, compared to 21.84% for the third quarter of 2018. The increase in the third quarter of 2019, compared to the third quarter of 2018, resulted primarily from a higher gross margin rate on fuel sales, decreased warehousing and transportation costs, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold, partially offset by industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers, the 2019 Out of Period Charge, a higher LIFO charge and continued growth in the specialty pharmacy business, which has a lower gross margin rate. In addition, we improved shrink, as a percentage of sales, in each of the last nine quarters.

Our gross margin rate, as a percentage of sales, was 22.06% for the first three quarters of 2019, compared to 21.82% for the first three quarters of 2018. The increase in the first three quarters of 2019, compared to the first three quarters of 2018, resulted primarily from a higher gross margin rate on fuel sales, decreased shrink, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold, partially offset by industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers, the 2019 Out of Period Charge, a higher LIFO charge, continued growth in the specialty pharmacy business and increased warehouse costs, as a percentage of sales, due to cycling of costs associated with new warehouses and new warehouse capabilities.

Our LIFO charge was $23 million for the third quarter of 2019 compared to $12 million for the third quarter of 2018. Our LIFO charge was $69 million for the first three quarters of 2019 compared to $39 million for the first three quarters of 2018. Our LIFO charge reflects an increase in our expected annualized product cost inflation for 2019, driven by dry grocery, pharmacy and dairy.

Our FIFO gross margin rate, which excludes the third quarter LIFO charge, was 22.16% for the third quarter of 2019, compared to 21.88% for the third quarter of 2018. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 24 basis points in the third quarter of 2019, compared to the third quarter of 2018. This decrease resulted primarily from industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers, the 2019 Out of Period Charge and continued growth in the specialty pharmacy business, partially offset by decreased warehousing and transportation costs, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold.

Our FIFO gross margin rate, which excludes the first three quarters LIFO charge, was 22.14% for the first three quarters of 2019, compared to 21.86% for the first three quarters of 2018. Excluding the effect of fuel, our FIFO gross margin rate decreased 32 basis points in the first three quarters of 2019, compared to the first three quarters of 2018. This decrease resulted primarily from industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers, the 2019 Out of Period Charge, continued growth in the specialty pharmacy business and increased warehouse costs, as a percentage of sales, due to cycling of costs associated with new warehouses and new warehouse capabilities, partially offset by decreased shrink, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 18.23% for the third quarter of 2019, compared to 16.75% for the third quarter of 2018. The increase in the third quarter of 2019, compared to the third quarter of 2018 resulted primarily from the 2019 Third Quarter OG&A Adjusted Items, investments in our digital strategy, increased incentive plan costs, increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience and the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, partially offset by broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel and the 2019 Third Quarter OG&A Adjusted Items, our OG&A rate decreased 15 basis points in the third quarter of 2019, compared to the third quarter of 2018. This decrease resulted primarily from broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our digital strategy, increased incentive plan costs and increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience.

OG&A expenses, as a percentage of sales, were 17.37% for the first three quarters of 2019, compared to 16.70% for the first three quarters of 2018. The increase in the first three quarters of 2019, compared to the first three quarters of 2018 resulted primarily from the 2019 OG&A Adjusted Items, the 2018 OG&A Adjusted Item, the effect of decreased supermarket fuel and convenience store sales, which increases our OG&A rate, as a percentage of sales, investments in our digital strategy and increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience, partially offset by broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, decreased incentive plan costs and planned real estate transactions during the first quarter of 2019. Excluding the effect of fuel, the 2019 OG&A Adjusted Items and the 2018 OG&A Adjusted Item, our OG&A rate decreased 14 basis points in the first three quarters of 2019, compared to the first three quarters of 2018. This decrease resulted primarily from broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, decreased incentive plan costs and planned real estate transactions during the first quarter of 2019, partially offset by investments in our digital strategy and increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience.

During the second quarter of 2019, we accepted an offer to sell an unused warehouse that had been on the market for some time. We used this gain as an opportunity to contribute a similar amount into the UFCW Consolidated Pension Plan, helping stabilize associates’ future benefits. The net impact of these transactions had no effect to OG&A for the first three quarters of 2019.

Rent Expense

Rent expense, as a percentage of sales, remained relatively consistent in both the third quarter and first three quarters of 2019, compared to the same periods in 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the third quarter of 2019, compared to the third quarter of 2018. This increase is primarily due to decreased fuel sales, which increases our depreciation expense as a percentage of sales, additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.0 billion, during the rolling four quarter period ending with the third quarter of 2019 and a decrease in the average useful life on these capital investments. Our strategy under Restock Kroger includes initiatives to enhance the customer experience in stores, improve our process efficiency and integrate our digital shopping experience through technology developments. As such, the percentage of capital investments related to digital and technology has grown compared to the prior year, which has caused a decrease in the average depreciable life of our capital portfolio.

Depreciation and amortization expense increased, as a percentage of sales, in the first three quarters of 2019, compared to the first three quarters of 2018. This increase is primarily due to lower fuel sales, which increases our depreciation expense as a percentage of sales, the 2018 Depreciation Adjusted Item, additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.0 billion, during the rolling four quarter period ending with the third quarter of 2019 and a decrease in the average useful life on these capital investments.

Operating Profit and FIFO Operating Profit

Operating profit was $254 million, or 0.91% of sales, for the third quarter of 2019, compared to $647 million, or 2.33% of sales, for the third quarter of 2018. Operating profit, as a percentage of sales, decreased 142 basis points in the third quarter of 2019, compared to the third quarter of 2018, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a higher gross margin rate.

Operating profit was $1.7 billion, or 1.83% of sales, for the first three quarters of 2019, compared to $2.2 billion, or 2.38% of sales, for the first three quarters of 2018. Operating profit, as a percentage of sales, decreased 54 basis points in the first three quarters of 2019, compared to the first three quarters of 2018, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a higher gross margin rate.

FIFO operating profit was $277 million, or 0.99% of sales, for the third quarter of 2019, compared to $659 million, or 2.37% of sales, for the third quarter of 2018. FIFO operating profit excluding the 2019 Third Quarter Adjusted Items decreased 1.7% in the third quarter of 2019, compared to the third quarter of 2018, due to decreased pharmacy gross profit, the 2019 Out of Period Charge and increased depreciation and amortization and OG&A expenses, as a percentage of sales, partially offset by increased fuel earnings and improved sales to retail customers without fuel. Fuel sales lower our operating profit rate due to the very low operating profit rate, as a percentage of sales, of fuel sales compared to non-fuel sales. FIFO operating profit, as a percentage of sales excluding fuel and the 2019 Third Quarter Adjusted Items decreased 23 basis points in the third quarter of 2019, compared to the third quarter of 2018, due to decreased pharmacy gross profit, the 2019 Out of Period Charge, increased depreciation and amortization expenses, as a percentage of sales, partially offset by decreased OG&A expenses, as a percentage of sales.

FIFO operating profit was $1.8 billion, or 1.91% of sales, for the first three quarters of 2019, compared to $2.3 billion, or 2.42% of sales, for the first three quarters of 2018. FIFO operating profit excluding the 2019 and 2018 Adjusted Items decreased 0.7% in the first three quarters of 2019, compared to the first three quarters of 2018, due to decreased pharmacy gross profit, the 2019 Out of Period Charge and increased depreciation and amortization and OG&A expenses, as a percentage of sales, partially offset by increased fuel earnings and improved sales to retail customers without fuel. FIFO operating profit, as a percentage of sales excluding fuel and the 2019 and 2018 Adjusted Items decreased 24 basis points in the first three quarters of 2019, compared to the first three quarters of 2018, due to decreased pharmacy gross profit, the 2019 Out of Period Charge and increased depreciation and amortization expense, as a percentage of sales, partially offset by lower OG&A expense, as a percentage of sales.

Specific factors contributing to the operating trends for operating profit and FIFO operating profit above are discussed earlier in this section.

Income Taxes

The effective income tax rate was 35.6% in the third quarter of 2019, compared to 22.8% in the third quarter of 2018. The effective income tax rate was 25.0% for the first three quarters of 2019, compared to 22.8% for the first three quarters of 2018. The effective income tax rate for the third quarter and the first three quarters of 2019 differed from the federal statutory rate primarily due to the portion of the impairment of Lucky’s Market attributable to the minority interest, which reduces pre-tax income, but does not impact tax expense. The impact of this item on the effective income tax rate is approximately 12% for the third quarter and 2% for the first three quarters of 2019. The difference from the statutory rate is also impacted by the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the third quarter and first three quarters of 2018 differed from the federal statutory rate primarily due to the effect of state income taxes and an IRS audit that resulted in a reduction of prior year tax deductions at pre-Tax Reform rates and an increase in future tax deductions at post-Tax Reform rates, partially offset by the utilization of tax credits and deductions and favorable provision to return adjustments. Additionally, the rate for the first three quarters of 2018 benefitted from favorable settlements of certain state tax items.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings were $0.32 per diluted share for the third quarter of 2019 compared to net earnings of $0.39 per diluted share for the third quarter of 2018.  Adjusted net earnings of $0.47 per diluted share for the third quarter of 2019 represented a decrease of 2.1% compared to adjusted net earnings of $0.48 per diluted share for the third quarter of 2018. The decrease in adjusted net earnings per diluted share resulted primarily from decreased FIFO operating profit without fuel, a higher income tax rate and a higher LIFO charge, partially offset by increased fuel earnings and decreased interest expense.

Net earnings were $1.64 per diluted share for the first three quarters of 2019 compared to net earnings of $3.43 per diluted share for the first three quarters of 2018.  Adjusted net earnings of $1.62 per diluted share for the first three quarters of 2019 represented a decrease of 0.6% compared to adjusted net earnings of $1.63 per diluted share for the first three quarters of 2018. The decrease in adjusted net earnings per diluted share resulted primarily from decreased FIFO operating profit without fuel, higher income tax expense and a higher LIFO charge, partially offset by increased fuel earnings, decreased interest expense and lower weighted average common shares outstanding due to common share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $4.0 billion of cash from operations in the first three quarters of 2019 compared to $3.7 billion in the first three quarters of 2018. Net earnings including noncontrolling interests, adjusted for non-cash items and other impacts, generated approximately $3.6 billion of operating cash flow in the first three quarters of 2019 compared to $3.0 billion in the first three quarters of 2018. Cash provided by operating activities for changes in working capital was $451 million in the first three quarters of 2019 compared to $757 million in the first three quarters of 2018. The decrease in cash provided by operating activities for changes in working capital in the first three quarters of 2019, compared to the first three quarters of 2018, was primarily due to the following:

●	A decrease in the change in prepaid medical benefit costs at the end of the third quarter of 2019, compared to the end of the third quarter of 2018;

●	Reduced cash flow related to income taxes receivable and payable as a result of a prior year overpayment of our fourth quarter 2017 estimated taxes and our estimated taxes on the gain on sale of our convenience store business unit; and

●	Payments on operating lease liabilities; partially offset by

●	Proceeds from a contract associated with the sale of a business.

Cash paid for taxes increased in the first three quarters of 2019, compared to the first three quarters of 2018, primarily due to the payment of estimated taxes on the gain on sale of the You Technology and Turkey Hill Dairy businesses in the first three quarters of 2019 and an overpayment of our fourth quarter 2017 estimated taxes that resulted in lower tax payments in the first three quarters of 2018.

Net cash used by investing activities

Investing activities used cash of $1.8 billion in the first three quarters of 2019 compared to $630 million in the first three quarters of 2018. The amount of cash used by investing activities increased in the first three quarters of 2019 compared to the first three quarters of 2018, primarily due to the following:

●	A lower amount of net proceeds from the sale of businesses, since the proceeds from the sale of the convenience store business exceeded the proceeds from the sales of the Turkey Hill Dairy and You Technology businesses; partially offset by

●	Increased proceeds from the sale of assets due to the sale of an unused warehouse and proceeds from sale leaseback transactions;

●	No payments for purchases of Ocado securities in the first three quarters of 2019; and

●	No acquisitions in the first three quarters of 2019.

Net cash used by financing activities

We used $2.1 billion of cash for financing activities in the first three quarters of 2019 compared to $3.0 billion during the first three quarters of 2018. The amount of cash used for financing activities for the first three quarters of 2019, compared to the first three quarters of 2018, decreased primarily due to decreased payments on commercial paper and share repurchases, partially offset by increased payments on long-term debt including obligations under finance leases and a reduction of proceeds from the issuance of long-term debt.

Debt Management

As of November 9, 2019, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of November 9, 2019, we had $565 million of outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of November 9, 2019.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants. As of November 9, 2019, we were in compliance with the financial covenants. Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $1.6 billion as of November 9, 2019 compared to our fiscal year end 2018 debt of $15.2 billion. This decrease resulted primarily from net payments on commercial paper borrowings of $235 million, payment of $500 million of senior notes bearing an interest rate of 1.50% and the repayment of our $1.0 billion term loan.

Common Share Repurchase Program

During the third quarter of 2019, we invested $11 million to repurchase 447 thousand Kroger common shares at an average price of $25.38 per share. For the first three quarters of 2019, we invested $34 million to repurchase 1.4 million Kroger common shares at an average price of $25.14 per share. The shares repurchased in the first three quarters of 2019 were reacquired under a program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

On March 15, 2018, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934 (the “March 2018 Repurchase Program”). On November 5, 2019, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934 (the “November 2019 Repurchase Program”). The November 2019 Repurchase Program authorization replaced the existing March 2018 Repurchase Program that had approximately $546 million remaining. As of November 9, 2019, $1.0 billion remained under the November 2019 Repurchase Program.

Dividends

The following table provides dividend information ($ in millions, except per share amounts):

	Third Quarter Ended
	November 9,	November 10,
	2019	2018
Cash dividends paid	$130	$113
Cash dividends paid per common share	$0.160	$0.140

	Three Quarters Ended
	November 9,	November 10,
	2019	2018
Cash dividends paid	$356	$324
Cash dividends paid per common share	$0.440	$0.390

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to approximate $4.8 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the third quarter of 2019. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. We have approximately $750 million of senior notes and $565 million of commercial paper maturing in the next twelve months, which are included in the $4.8 billion of estimated liquidity needs. We expect to satisfy these obligations using cash generated from operations and through issuing additional senior notes or commercial paper. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $691 million for the third quarter of 2019 compared to $782 million for the third quarter of 2018. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.2 billion in the first three quarters of 2019 and $2.3 billion in the first three quarters of 2018. During the rolling four quarter period ended with the third quarter of 2019, we opened, expanded, relocated or acquired 27 supermarkets and also completed 130 major within-the-wall remodels. Total supermarket square footage at the end of the third quarter of 2019 increased 0.2% from the end of the third quarter of 2018. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2019 increased 0.6% over the end of the third quarter of 2018.

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

NEW ACCOUNTING STANDARDS

Refer to Note 5 and Note 6 to the Consolidated Financial Statements for recently adopted accounting standards and recently issued accounting standards not yet adopted as of November 9, 2019.

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

The following tables summarize the Company's third quarter and first three quarters of 2018 sales reclassifications ($ in millions):

	Third Quarter Ended
	Previously Stated	Reclassification	Reclassified
	November 10,		November 10,
	2018	2018	2018
Sales	$27,672	$159	$27,831

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	21,699	54	21,753
Operating, general and administrative	4,556	105	4,661
Rent	200	—	200
Depreciation and amortization	570	—	570

Operating profit	$647	$—	$647

	Three Quarters Ended
	Previously Stated	Reclassification	Reclassified
	November 10,		November 10,
	2018	2018	2018
Sales	$93,071	$495	$93,566

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	72,991	156	73,147
Operating, general and administrative	15,291	339	15,630
Rent	680	—	680
Depreciation and amortization	1,884	—	1,884

Operating profit	$2,225	$—	$2,225

OUTLOOK

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “believe,” “could,” “effect,” “estimate,” “expect,” “future,” “goal,” “growth,” “guidance,” “incremental,” “likely,” “maintain,” “may,” “plan,” “range,” “result,” “strategy,” “success,” “target,” “trend,” and “will,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” and “Outlook” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified below.

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

2019 Guidance

●	We are targeting identical sales growth, excluding fuel, to range from 2.0% to 2.25% in 2019.

●	Our GAAP net earnings guidance range is $2.17 to $2.27 per diluted share for 2019.

●	On an adjusted basis, we maintain our net earnings guidance range of $2.15 to $2.25 per diluted share for 2019.

●	We expect operating profit to range from $2.4 billion to $2.5 billion for 2019.

●	On an adjusted basis, we expect FIFO operating profit to range from $2.9 billion to $3.0 billion for 2019.

●	We expect our alternative profit stream portfolio to contribute an incremental $100 million in operating profit in 2019, compared to 2018.

●	We expect our 2019 tax rate to range from 24.0% to 24.5%. Excluding the 2019 Adjusted Items, we expect our 2019 tax rate to range from 22.5% to 23.0%. This guidance reflects typical tax adjustments and does not reflect changes to the rate from the completion of income tax audit examinations, which cannot be predicted.

●	We expect capital investments, excluding mergers, acquisitions, and purchases of leased facilities, to range between $3.0 billion and $3.2 billion in 2019.

●	We expect to begin share repurchases under the November 2019 Repurchase Program in the fourth quarter of 2019.

2020 Guidance

●	We are targeting identical sales growth, excluding fuel, to exceed 2.25% in 2020.

●	On an adjusted basis, our net earnings guidance range is $2.30 to $2.40 per diluted share for 2020.

●	On an adjusted basis, we expect FIFO operating profit to range from $3.0 billion to $3.1 billion for 2020.

●	On an adjusted basis, we expect our 2020 tax rate to be approximately 23.0%. This guidance reflects typical tax adjustments and does not reflect changes to the rate from the completion of income tax audit examinations, which cannot be predicted.

●	We expect capital investments, excluding mergers, acquisitions, and purchases of leased facilities, to range between $3.2 billion and $3.4 billion in 2020.

●	We expect our alternative profit stream portfolio to contribute an incremental $125 million to $150 million of operating profit in 2020, compared to 2019.

●	We expect share repurchases to range between $500 million and $1.0 billion in 2020.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, changes in tariffs, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertain pace of economic growth; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute on Restock Kroger; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

We cannot fully foresee the effects of changes in economic conditions on our business. We have assumed economic and competitive situations will not change significantly in 2019 or 2020.

Other factors and assumptions not identified above, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K, could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives. We undertake no obligation to update the forward-looking information contained in this filing unless required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 9, 2019, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended November 9, 2019, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
August 18, 2019 to September 14, 2019	61,112	$24.78	44,050	$546
Second four weeks
September 15, 2019 to October 12, 2019	358,725	$25.61	342,954	$546
Third four weeks
October 13, 2019 to November 9, 2019	60,082	$24.71	60,082	$1,000
Total	479,919	$25.39	447,086	$1,000
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2019 contained three 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 32,833 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	The amounts shown in this column reflect the amount remaining under the March 2018 Repurchase Program and the November 2019 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The November 2019 Repurchase Program replaced the March 2018 Repurchase Program during the third quarter of 2019. The November 2019 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Item 6. Exhibits.

EXHIBIT 3.1	-

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

THE KROGER CO.

Dated: December 17, 2019	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: December 17, 2019	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer