Form 10-K
period 2020-02-01
KROGER CO
filed 2020-04-01
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020.

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

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ⌧	No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻	No ⌧

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

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 17, 2019). $18.2 billion.

The number of shares outstanding of the registrant's common stock, as of the latest practicable date. 777,891,827 shares of Common Stock of $1 par value, as of March 25, 2020.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2020 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

The Kroger Co.

Form 10-K

For the Fiscal Year Ended February 1, 2020

PART I

FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements about our future performance. These statements are based on our assumptions and beliefs in light of the information currently available to us. These statements are subject to a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in “Risk Factors” below, that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward looking statements. Such statements are indicated by words such as “achieve,” “affect,” “believe,” “committed,” “continue,” “could,” “deliver,” “effect,” “estimate,” “expects,” “future,” “growth,” “intends,” “likely,” “may,” “model,” “plan,” “position,” “range,” “result,” “strategy,” “strong,” “trend,” “will” and “would,” and similar words or phrases. Moreover, statements in the sections entitled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and elsewhere in this report regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the novel coronavirus, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental First-In, First-Out (“FIFO”) operating profit goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, the temporary inability of customers to shop due to illness, quarantine, or other travel restrictions or financial hardship, shifts in demand away from discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-filling activities, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates, or temporary store closures due to reduced workforces or government mandates; labor negotiations or disputes; changes in the types and numbers of businesses that compete with Kroger; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; Kroger's response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, changes in tariffs, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs and the extent and effectiveness of any COVID-19 stimulus packages; manufacturing commodity costs; diesel fuel costs related to Kroger's logistics operations; trends in consumer spending; the extent to which Kroger's customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; changes in inflation or deflation in product and operating costs; stock repurchases; Kroger's ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; Kroger's ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events, including the coronavirus; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of Kroger's future growth plans; the ability to execute on Restock Kroger; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. As of February 1, 2020, we are one of the largest retailers in the world based on annual sales. We also manufacture and process some of the food for sale in our supermarkets. We maintain a web site (www.thekrogerco.com) that includes additional information about the Company. We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments. These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominantly by selling products at price levels that produce revenues in excess of the costs to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses. Our fiscal year ends on the Saturday closest to January 31. All references to 2019, 2018 and 2017 are to the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively, unless specifically indicated otherwise.

EMPLOYEES

As of February 1, 2020, Kroger employed approximately 435,000 full- and part-time employees. A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 360 such agreements, usually with terms of three to five years.

STORES

As of February 1, 2020, Kroger operated, either directly or through its subsidiaries, 2,757 supermarkets under a variety of local banner names, of which 2,270 had pharmacies and 1,567 had fuel centers.  We offer Pickup (also referred to as ClickList®) and Harris Teeter ExpressLane™— personalized, order online, pick up at the store services — at 1,989 of our supermarkets and provide home delivery service to 97% of Kroger households. Approximately 54% of our supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  Our current strategy emphasizes self-development and ownership of real estate.  Our stores operate under a variety of banners that have strong local ties and brand recognition. Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

The combo store is the primary food store format.  They typically draw customers from a 2-2.5 mile radius.  We believe this format is successful because the stores are large enough to offer the specialty departments that customers desire for one-stop shopping, including natural food and organic sections, pharmacies, general merchandise, pet centers and high-quality perishables such as fresh seafood and organic produce.

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

MERCHANDISING AND MANUFACTURING

Our Brands products play an important role in our merchandising strategy. Our supermarkets, on average, stock over 16,000 private label items. Our Brands products are primarily produced and sold in three “tiers.” Private Selection® is one of our premium quality brands, offering customers culinary foods and ingredients that deliver amazing eating experiences. The Kroger® brand, which represents the majority of our private label items, is designed to consistently satisfy and delight customers with quality products that exceed or meet the national brand in taste and efficacy, as well as with unique and differentiated products. Big K®, Check This Out…® and Heritage Farm® are some of our value brands, designed to deliver good quality at a very affordable price. In addition, we continue to grow natural and organic Our Brands offerings with Simple Truth® and Simple Truth Organic®. Both Simple Truth and Simple Truth Organic are free from a defined list of artificial ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 31% of Our Brands units and 42% of the grocery category Our Brands units sold in our supermarkets are produced in our food production plants; the remaining Our Brands items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on Our Brands products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of February 1, 2020, we operated 35 food production plants. These plants consisted of 16 dairies, 9 deli or bakery plants, five grocery product plants, two beverage plants, one meat plant and two cheese plants.

SEASONALITY

The majority of our revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, certain significant events including inclement weather systems, particularly winter storms, tend to affect our sales trends.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers and the positions held by each such person. Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Mary E. Adcock	44

Ms. Adcock was elected Senior Vice President effective May 1, 2019 and is responsible for the oversight of several Kroger retail divisions. From June 2016 to April 2019, she served as Group Vice President of Retail Operations. Prior to that, she served as Vice President of Operations for Kroger’s Columbus Division from November 2015 to May 2016 and as Vice President of Merchandising for the Columbus Division from March 2014 to November 2015. From February 2012 to March 2014, Ms. Adcock served as Vice President of Natural Foods Merchandising and from October 2009 to February 2012, she served as Vice President of Deli/Bakery Manufacturing. Prior to that, Ms. Adcock held several leadership positions in the manufacturing department, including human resources manager, general manager and division operations manager. Ms. Adcock joined Kroger in 1999 as human resources assistant manager at the Country Oven Bakery in Bowling Green, Kentucky.

Stuart W. Aitken	48

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

Robert W. Clark	54

Mr. Clark was named Senior Vice President of Supply Chain, Manufacturing and Sourcing in May 2019. He was elected Senior Vice President of Merchandising in March 2016. From March 2013 to March 2016, he served as Group Vice President of Non-Perishables. Prior to that, he served as Vice President of Merchandising for Kroger’s Fred Meyer division from October 2011 to March 2013. From August 2010 to October 2011 he served as Vice President of Operations for Kroger’s Columbus division. Prior to that, from May 2002 to August 2010, he served as Vice President of Merchandising for Kroger’s Fry’s division. From 1985 to 2002, Mr. Clark held various leadership positions in store and district management, as well as grocery merchandising. Mr. Clark began his career with Kroger in 1985 as a courtesy clerk at Fry’s.

Yael Cosset	46

Mr. Cosset was elected Senior Vice President and Chief Information Officer in May 2019 and is responsible for leading Kroger’s digital strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and e-commerce. Prior to that, Mr. Cosset served as Group Vice President and Chief Digital Officer from January 2017 to April 2019. Before that, he served as Chief Commercial Officer and Chief Information Officer of 84.51° LLC from April 2015 to December 2016. Prior to joining Kroger, Mr. Cosset served in several leadership roles at dunnhumby USA, LLC from 2009 to 2015, including Executive Vice President of Consumer Markets and Global Chief Information Officer.

Michael J. Donnelly	61

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

Carin L. Fike	51

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

Todd A. Foley	50

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

Joseph A. Grieshaber, Jr.	62

Mr. Grieshaber was elected Senior Vice President in June 2019 and is responsible for sales, promotional and category planning for center store, fresh foods, and general merchandise categories. Prior to this, he served as President of Kroger’s Fred Meyer division since March 2017, the Columbus division President from March 2015 to March 2017, and the Dillons division President from July 2010 to March 2015. In August 2003, Mr. Grieshaber was named Kroger’s Group Vice President of Perishables Merchandising and Procurement. From 1995 to 2003, he served various leadership roles, including district management and Meat Merchandising in the Michigan Division and Vice President of Merchandising in the Columbus Division. Mr. Grieshaber began his career with Kroger in 1983 as a store manager trainee in Nashville.

Calvin J. Kaufman	57

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

Timothy A. Massa	53

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

Stephen M. McKinney	63

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

W. Rodney McMullen	59

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

Gary Millerchip	48

Mr. Millerchip was elected Senior Vice President and Chief Financial Officer effective April 2019. Prior to this, he serviced as Chief Executive Officer for Kroger Personal Finance since joining Kroger in 2008. Before coming to Kroger he was responsible for the Royal Bank of Scotland (RBS) Personal Credit Card business in the United Kingdom. He joined RBS in 1987 and held leadership positions in Sales & Marketing, Finance, Change Management, Retail Banking Distribution Strategy and Branch Operations during his time there.

Erin S. Sharp	62

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

Mark C. Tuffin	60

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

Christine S. Wheatley	49

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

There are risks and uncertainties that can affect our business.  The significant risk factors are discussed below.  The following information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes forward-looking statements and factors that could cause us not to realize our goals or meet our expectations.

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, expansion, increasing fragmentation of retail and online formats, entry of non-traditional competitors and market consolidation. In addition, evolving customer preferences and the advancement of online, delivery, ship to home, and mobile channels in our industry enhance the competitive environment. We must anticipate and meet these evolving customer preferences and continue to implement technology, software and processes to be able to conveniently and cost-effectively fulfill customer orders. Providing flexible fulfillment options and implementing new technology is complex and may not meet customer preferences. If we are not successful in offsetting increased cost of fulfilling orders outside of our traditional in-store channel with efficiencies, cost-savings or expense reductions, our results of operations could be adversely affected. If we do not anticipate customer preferences or fail to quickly adapt to these changing preferences, our sales and profitability could be adversely affected. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

We are continuing to enhance the customer connection with investments in our competitive moats of today – which are product freshness and quality, Our Brands, and personalized rewards – and our competitive moat of tomorrow, the seamless ecosystem we are building. If we are unable to enhance the foregoing customer connection, our ability to compete and our financial condition, results of operations, or cash flows could be adversely affected. We believe our Restock Kroger plan provides a balanced approach that will enable us to meet the wide-ranging needs and expectations of our customers. However, we may be unsuccessful in implementing Restock Kroger, including our alternative profit strategy and our cost savings initiatives, which could adversely affect our relationships with our customers, our market share and business growth, and our operations and results. The nature and extent to which our competitors respond to the evolving and competitive industry by developing and implementing their competitive strategies could adversely affect our profitability.

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

Our continued investment in our information technology systems may not effectively insulate us from potential attacks, breaches or disruptions to our business operations, which could result in a loss of customers or business information, negative publicity, damage to our reputation, and exposure to claims from customers, financial institutions, regulatory authorities, payment card associations, associates and other persons. Any such events could have an adverse effect on our business, financial condition and results of operations and may not be covered by our insurance. In addition, compliance with privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes and may require us to devote significant management resources to address these issues. The costs of attempting to protect against the foregoing risks and the costs of responding to cyber-attacks are significant. Following a cyber-attack , our and/or our vendors’ remediation efforts may not be successful, and a cyber-attack could result in interruptions, delays or cessation of service, and loss of existing or potential customers. In addition, breaches of our and/or our vendors’ security measures and the unauthorized dissemination of sensitive personal information or confidential information about us or our customers could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our brands, reputation, business, financial condition, results of operations, or cash flows.

Data governance failures can adversely affect our reputation and business. Our business depends on our customers’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers of our uses of their information, failing to keep our information technology systems and our customers’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error) or that of our business associates, vendors or other third parties, could adversely affect our brand and reputation and operating results and also could expose and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, and/or injunctive relief, any of which could adversely affect our businesses, financial condition, results of operations, or cash flows. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and proprietary information and of our customers’ information. There can be no assurance that such failures will not occur, or if any do occur, that we will detect them or that they can be sufficiently remediated.

The use of data by our business and our business associates is highly regulated. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we or those with whom we share information fail to comply with laws and regulations, such as the California Consumer Privacy Act (CCPA), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance.

PAYMENT SYSTEMS

We accept payments using a variety of methods, including cash and checks, and select credit and debit cards. As we offer new payment options to our customers, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related acceptance fees, along with additional transaction processing fees. We rely on third parties to provide payment transaction processing services for credit and debit cards. It could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to evolving payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers. For example, we are subject to Payment Card Industry Data Security Standards (“PCI DSS”), which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. If our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept card payments from our members, and our business, financial condition, results of operations, or cash flows could be adversely affected.

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

INTEGRATION OF NEW BUSINESS AND STRATEGIC ALLIANCES

We enter into mergers, acquisitions and strategic alliances with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth. Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies, capital requirements, and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations, or cash flows.

FUEL

We sell a significant amount of fuel, which could face increased regulation and demand could be affected by concerns about the effect of emissions on the environment as well as retail price increases. We are unable to predict future regulations, environmental effects, political unrest, acts of terrorism, disruptions to the economy, including but not limited to the COVID-19 pandemic, and other matters that may affect the cost and availability of fuel, and how our customers will react, which could adversely affect our financial condition, results of operations, or cash flows.

ECONOMIC CONDITIONS

Our operating results could be materially impacted by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, the impact of natural disasters or acts of terrorism or pandemics, such as the spread of the novel coronavirus, COVID-19, and other matters could reduce consumer spending. Increased fuel prices could also have an effect on consumer spending and on our costs of producing and procuring products that we sell. We are unable to predict how the global economy and financial markets will perform.  If the global economy and financial markets do not perform as we expect, it could adversely affect our financial condition, results of operations, or cash flows.

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

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the coronavirus (COVID-19) had become a pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States may enter a recession as a result of the pandemic.

Our business may be negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine as a result of the coronavirus pandemic. These impacts include but are not limited to:

●	Increased costs due to short-term significant increases in customer traffic and demand spikes;

●	Failure of third parties on which we rely, including our suppliers, contract manufacturers, contractors, commercial banks, joint venture partners and external business partners to meet their obligations to the company, or significant disruptions in their ability to do so which may be caused by their own financial or operational difficulties and may adversely impact our operations;

●	Supply chain risks such as scrutiny or embargoing of goods produced in infected areas;

●	Reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates;

●	Temporary store closures due to reduced workforces or government mandates; or

●	Reduced consumer traffic and purchasing which may be caused by, but not limited to, the temporary inability of customers to shop with us due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand from discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading activities.

Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted because of the sweeping nature of the COVID-19 pandemic.

GOVERNMENT REGULATION

Our stores are subject to various laws, regulations, and administrative practices that affect our business. We must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, minimum wages, licensing for the sale of food, drugs, and alcoholic beverages, and new provisions relating to the COVID-19 pandemic. We cannot predict future laws, regulations, interpretations, administrative orders, or applications, or the effect they will have on our operations. They could, however, significantly increase the cost of doing business.  They also could require the reformulation of some of the products that we sell (or manufacture for sale to third parties) to meet new standards.  We also could be required to recall or discontinue the sale of products that cannot be reformulated.  These changes could result in additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation.  Any or all of these requirements could have an adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of February 1, 2020, we operated approximately 2,800 owned or leased supermarkets, distribution warehouses and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. While our current strategy emphasizes ownership of real estate, a substantial portion of the properties used to conduct our business are leased.

We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and finance leases at February 1, 2020, was $45.8 billion while the accumulated depreciation was $24.0 billion.

We lease certain store real estate, warehouses, distribution centers, office space and equipment. While our current strategy emphasizes ownership of store real estate, we operate in leased facilities in approximately half of our store locations. Lease terms generally range from 10 to 20 years with options to renew for varying terms at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities or insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain properties or portions thereof are subleased to others for periods generally ranging from one to 20 years. For additional information on lease obligations, see Note 10 to the Consolidated Financial Statements.

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

Our common stock is listed on the New York Stock Exchange under the symbol “KR.” As of March 25, 2020, there were 26,407 shareholders of record.

During 2019, we paid two quarterly cash dividends of $0.14 per share and two quarterly cash dividends of $0.16 per share. During 2018, we paid two quarterly cash dividends of $0.125 per share and two quarterly cash dividends of $0.14 per share. On March 1, 2020, we paid a quarterly cash dividend of $0.16 per share. On March 12, 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on June 1, 2020, to shareholders of record at the close of business on May 15, 2020. We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our earnings and other factors, including approval by our Board.

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

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN*
Among The Kroger Co., the S&P 500, and Peer Group**
250
200
150
100
50
0
01/31/15
01/30/16
01/28/17
02/03/18
02/02/19
02/01/20
The Kroger Co.
S&P 500
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2014	2015	2016	2017	2018	2019
The Kroger Co.	100	113.63	98.98	88.69	86.45	84.67
S&P 500 Index	100	99.33	120.06	147.48	147.40	179.17
Peer Group	100	93.30	91.76	118.54	115.13	138.93

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on January 31, 2015, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Costco Wholesale Corp., CVS Health Corporation, Etablissements Delhaize Freres Et Cie Le Lion (“Groupe Delhaize”, which is included through July 22, 2016 when it merged with Koninklijke Ahold), Koninklijke Ahold Delhaize NV (changed name from Koninklijke Ahold after merger with Groupe Delhaize), Supervalu Inc. (included through October 19, 2018 when it was acquired by United Natural Foods), Target Corp., Walmart Inc., Walgreens Boots Alliance Inc. (formerly, Walgreen Co.), Whole Foods Market Inc. (included through August 28, 2017 when it was acquired by Amazon.com, Inc.).

The following table presents information on our purchases of our common shares during the fourth quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares	Value of Shares
			Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	the Plans or
	of Shares	Price Paid	Plans or	Programs (4)
Period (1)	Purchased (2)	Per Share	Programs (3)	(in millions)
First period - four weeks
November 10, 2019 to December 7, 2019	224,436	$26.95	211,551	$1,000
Second period - four weeks
December 8, 2019 to January 4, 2020	7,844,559	$28.43	7,832,894	$787
Third period — four weeks
January 5, 2020 to February 1, 2020	7,117,032	$28.49	7,117,032	$600
Total	15,186,027	$28.43	15,161,477	$600
(1)The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2019 contained three 28-day periods.

(2)Includes (i) shares repurchased under the November 2019 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 24,550 shares that were surrendered to the Company by participants under our long term incentive plans to pay for taxes on restricted stock awards.

(3)Represents shares repurchased under the November 2019 Repurchase Program and the 1999 Repurchase Program.

(4)On November 5, 2019, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934 (the “November 2019 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the November 2019 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The November 2019 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data for each of the last five fiscal years.

	Fiscal Years Ended
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020	2019	2018	2017	2016
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
	(In millions, except per share amounts)
Sales	$122,286	$121,852	$123,280	$115,337	$109,830
Net earnings including noncontrolling interests	$1,512	$3,078	$1,889	$1,957	$2,049
Net earnings attributable to The Kroger Co.	$1,659	$3,110	$1,907	$1,975	$2,039
Net earnings attributable to The Kroger Co. per diluted common share	$2.04	$3.76	$2.09	$2.05	$2.06
Total assets	$45,256	$38,118	$37,197	$36,505	$33,897

Long-term liabilities, including obligations under finance leases	$22,440	$16,009	$16,095	$16,935	$14,128
Total shareholders’ equity — The Kroger Co.	$8,602	$7,886	$6,931	$6,698	$6,820
Cash dividends per common share	$0.600	$0.530	$0.490	$0.450	$0.395

Note: This information should be read in conjunction with MD&A and the Consolidated Financial Statements.

Fiscal year 2015, 2016, 2018 and 2019 each include 52 weeks. Fiscal year 2017 includes 53 weeks.

Total assets and long-term liabilities, including obligations under finance leases, were impacted in 2019 by the adoption of ASU 2016-02, “Leases,” as further described in Notes 10 and 18 to the Consolidated Financial Statements. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies.

Products and services related primarily to Kroger Personal Finance and Media, which were historically accounted for as an offset to operating, general and administrative expenses (“OG&A”), are classified as a component of sales as of the beginning of fiscal year 2019, except for certain amounts in Media, which are netted against merchandise costs. The prior-year amounts have been reclassified to conform to current-year presentation with the exception of 2016 and 2015, which were not material and not adjusted for the sales reclassification. See Item 7, Supplemental Information for additional details.

Fiscal year ended February 2, 2019 includes the gain on sale of our convenience store business unit. Additionally, refer to Note 17 to the Consolidated Financial Statements for disclosure of disposals of businesses.

Refer to Note 2 to the Consolidated Financial Statements for disclosure of business combinations and their effect on the Consolidated Statements of Operations and the Consolidated Balance Sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report, as well as Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended February 2, 2019, which provides additional information on comparisons of fiscal years 2018 and 2017.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902. As of February 1, 2020, Kroger is one of the world’s largest retailers, as measured by revenue, operating 2,757 supermarkets under a variety of local banner names in 35 states and the District of Columbia.  Of these stores, 2,270 have pharmacies and 1,567 have fuel centers.  We offer Pickup (also referred to as ClickList®) and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 1,989 of our supermarkets and provide home delivery service to 97% of Kroger households. We also operate an online retailer.

We operate 35 food production plants, primarily bakeries and dairies, which supply approximately 31% of Our Brands units and 42% of the grocery category Our Brands units sold in our supermarkets; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.

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

On January 27, 2020, Lucky’s Market filed a voluntary petition in the Bankruptcy Court seeking relief under the Bankruptcy Code. Lucky’s Market is included in our Consolidated Balance Sheet for 2018 and our Consolidated Statements of Operations in all periods in 2017 and 2018 and through January 26, 2020. Refer to Note 17 to the Consolidated Financial Statements for additional information.

On April 26, 2019, we completed the sale of our Turkey Hill Dairy business for total proceeds of $225 million. Turkey Hill Dairy is included in our Consolidated Balance Sheet for 2018 and our Consolidated Statements of Operations in all periods in 2017 and 2018 and through April 25, 2019.

On March 13, 2019, we completed the sale of our You Technology business to Inmar for total consideration of $565 million, including $396 million of cash and $64 million of preferred equity received upon closing. We are also entitled to receive other cash payments of $105 million over five years. The transaction includes a long-term service agreement for Inmar to provide us digital coupon services. You Technology is included in our Consolidated Balance Sheet for 2018 and our Consolidated Statements of Operations in all periods in 2017 and 2018 and through March 12, 2019.

On June 22, 2018, we closed our merger with Home Chef by purchasing 100% of the ownership interest in Home Chef, for $197 million net of cash and cash equivalents of $30 million, in addition to future earnout payments of up to $500 million over five years that are contingent on achieving certain milestones. Home Chef is included in our ending Consolidated Balance Sheet for 2018 and 2019 and in our Consolidated Statements of Operations from June 22, 2018 through February 2, 2019 and all periods in 2019. See Note 2 to the Consolidated Financial Statements for more information related to our merger with Home Chef.

On April 20, 2018, we completed the sale of our convenience store business unit for $2.2 billion. The convenience store business is included in our Consolidated Statements of Operations in all periods in 2017 and through April 19, 2018.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including FIFO gross margin, FIFO operating profit, adjusted net earnings and adjusted net earnings per diluted share because management believes these metrics are useful to investors and analysts. These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings and net earnings per diluted share or any other GAAP measure of performance. These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

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

The adjusted net earnings and adjusted net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings and adjusted net earnings per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations. Net earnings for 2019 include the following, which we define as the “2019 Adjusted Items:”

●	Charges to operating, general and administrative expenses (“OG&A”) of $135 million, $104 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds; $80 million, $61 million net of tax, for a severance charge and related benefits; $412 million including $305 million attributable to The Kroger Co., $225 million net of tax, for impairment of Lucky’s Market; $52 million, $37 million net of tax, for transformation costs, primarily including 35 planned store closures; and a reduction to OG&A of $69 million, $49 million net of tax, for the revaluation of Home Chef contingent consideration (the “2019 OG&A Adjusted Items”).

●	Gains in other income (expense) of $106 million, $80 million net of tax, related to the sale of Turkey Hill Dairy; $70 million, $52 million net of tax, related to the sale of You Technology; and $157 million, $119 million net of tax, for the mark to market gain on Ocado Group plc (“Ocado”) securities (the “2019 Other Income (Expense) Adjusted Items”).

Net earnings for 2018 include the following, which we define as the “2018 Adjusted Items:”

●	Charges to OG&A of $155 million, $121 million net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund; $33 million, $26 million net of tax, for the revaluation of Home Chef contingent consideration; and $42 million, $33 million net of tax, for an impairment of financial instrument (the “2018 OG&A Adjusted Items”). We had initially received the financial instrument in 2016 with no cash outlay as part of the consideration for entering into agreements with a third party.

●	A reduction to depreciation and amortization expenses of $14 million, $11 million net of tax, related to held for sale assets (the “2018 Depreciation Adjusted Item”).

●	Gains in other income (expense) of $1.8 billion, $1.4 billion net of tax, related to the sale of our convenience store business unit and $228 million, $174 million net of tax, for the mark to market gain on Ocado securities.

Net earnings for 2017 include the following, which we define as the “2017 Adjusted Items:”

●	Charges to OG&A of $550 million, $360 million net of tax, for obligations related to withdrawing from and settlements of withdrawal liabilities for certain multi-employer pension funds; $184 million, $117 million net of tax, related to the voluntary retirement offering (“VRO”); and $110 million, $74 million net of tax, related to the Kroger Specialty Pharmacy goodwill impairment (the “2017 OG&A Adjusted Items”).

●	A reduction to depreciation and amortization expenses of $19 million, $13 million net of tax, related to held for sale assets (the “2017 Depreciation Adjusted Item”).

●	A reduction to income tax expense of $922 million primarily due to the re-measurement of deferred tax liabilities and the reduction of the statutory rate for the last five weeks of the fiscal year from the Tax Cuts and Jobs Act ("Tax Act") (the “2017 Tax Expense Adjusted Item”).

●	A charge in other income (expense) of $502 million, $335 million net of tax, related to a company-sponsored pension plan termination.

In addition, net earnings for 2017 include $119 million, $79 million net of tax, due to a 53rd week in fiscal year 2017 (the “Extra Week”).

EXECUTIVE SUMMARY – OUR PATH TO DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

In 2019, we delivered on the total shareholder return model that we outlined at our Investor Day in November 2019 and are positioned to deliver on our total shareholder return model of the future. We also delivered on our guidance for identical sales without fuel, adjusted net earnings per diluted share and adjusted FIFO operating profit. We are using the power of Kroger’s stable and growing supermarket business to create meaningful incremental operating profit through the alternative profit stream businesses, positioning our business for long-term growth. By executing against the Restock Kroger framework, we are repositioning our business by widening and deepening our competitive moats. The four main areas of the Restock Kroger framework – Redefine the Customer Experience, Partner to Create Value, Develop Talent and Live Our Purpose – continue to be a top strategic priority for us. Our model is built upon a strong and durable base driven by our retail supermarket, fuel, and health and wellness businesses. We continue to generate strong free cash flow and are being disciplined in how we deploy it to deliver strong and attractive total shareholder returns.

Our financial strategy is to continue to use our strong free cash flow to invest in the business to drive long-term sustainable growth through the identification of high-return projects that support our strategy. We will allocate capital toward driving profitable sales growth in stores and digital, improving productivity, and building a seamless digital ecosystem and supply chain. At the same time, we are committed to maintaining our net debt to adjusted EBITDA range of 2.30 to 2.50 in order to keep our current investment-grade debt rating. We also expect to continue to grow our dividend over time, reflecting the confidence we have in our free cash flow, and will continue to return excess cash to investors via share repurchases. We expect our model to deliver improved operating results over time and continued strong free cash flow, which will translate into a consistently strong and attractive total shareholder return over the long-term of 8% to 11%. Our full-year 2019 results demonstrated clear progress toward delivering on this model. Restock Kroger is the right strategic framework to deliver both our 2020 guidance and to position Kroger for sustainable growth and total shareholder return.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

		Percentage
	2019	Change	2018
Sales	$122,286	0.4%	$121,852
Net earnings attributable to The Kroger Co.	1,659	(46.7)%	3,110
Adjusted net earnings attributable to The Kroger Co.	1,786	2.3%	1,745
Net earnings attributable to The Kroger Co. per diluted common share	2.04	(45.7)%	3.76
Adjusted net earnings attributable to The Kroger Co. per diluted common share	2.19	3.8%	2.11
Operating profit	2,251	(13.9)%	2,614
Adjusted FIFO operating profit	2,995	4.0%	2,880
Reduction in total debt, including obligations under finance leases	1,153	220.3%	360
Share repurchases	465	(76.9)%	2,010
Dividends paid	486	11.2%	437
Dividends paid per common share	0.600	13.2%	0.530
Identical sales excluding fuel	2.0%	N/A	1.8%
FIFO gross margin rate, excluding fuel and Adjusted Items, bps decrease	(0.23)	N/A	(0.55)
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	(0.29)	N/A	0.07

OVERVIEW

Notable items for 2019 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $2.04.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $2.19.

●	We returned $951 million to shareholders from share repurchases and dividend payments.

●	Over the last 12 months, we decreased total debt, including obligations under finance leases, by $1.2 billion.

Other Financial Results

●	Identical sales, excluding fuel, increased 2.0% in 2019.

●	Digital revenue grew 29% in 2019, driven by Pickup and Delivery sales growth. Digital revenue growth has moderated primarily due to cycling our merger with the Home Chef business. Digital revenue primarily includes revenue from all curbside pickup locations, online sales delivered to customer locations and products shipped to customer locations.

●	Alternative profit streams grew over $100 million in 2019 compared to 2018, meeting our expectations. Kroger’s ecosystem fuels the growth of adjacent alternative profit streams like Kroger Personal Finance, customer data insights, and media businesses that are essential components of Restock Kroger. These businesses comprise a significant portion of Kroger’s overall alternative profit stream portfolio. They are dependent on a core supermarket business to deliver sustainable, long-term growth and profitability.

Significant Events

●	During the fourth quarter of 2019, we recognized transformation costs of $52 million, $37 million net of tax, primarily including 35 planned store closures.

●	During the third quarter of 2019, we approved and implemented a plan to reorganize certain portions of our division management structure, resulting in a charge for severance and related benefits of $80 million, $61 million net of tax. This reorganization is expected to increase operational effectiveness and reduce overhead costs while maintaining a high quality customer experience.

●	As a result of a portfolio review, we decided to divest our interest in Lucky’s Market and we recognized a non-cash impairment charge of $238 million in the third quarter of 2019. The amount of the impairment charge attributable to The Kroger Co. is $131 million, $100 million net of tax. Subsequently, the decision was made by Lucky’s Market to file for bankruptcy in January 2020, which led us to fully write off the value of our investment and deconsolidate Lucky’s Market from our consolidated financial statements. This resulted in an additional non-cash charge of $174 million, $125 million net of tax, in the fourth quarter of 2019. The amount of the total 2019 charge attributable to The Kroger Co. is $305 million, $225 million net of tax. This impairment charge was a non-cash charge and reflects the write down of our initial investment in Lucky’s Market, as well as additional funding provided to operate and grow the business. Kroger maintains liabilities associated with certain property related guarantees that will result in Kroger making payments to settle these over time.

●	During the first quarter of 2019, we sold our You Technology business to Inmar for total consideration of $565 million, including $396 million of cash and $64 million of preferred equity received upon closing. We are also entitled to receive other cash payments of $105 million over five years. The transaction includes a long-term service agreement for Inmar to provide us digital coupon services.

●	During the first quarter of 2019, we sold our Turkey Hill Dairy business to an affiliate of Peak Rock Capital for $225 million.

●	In 2019, we recorded charges to OG&A of $135 million, $104 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds.

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the coronavirus (COVID-19) had become a pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States may enter a recession as a result of the pandemic.

We expect the ultimate significance of the impact on our financial condition, results of operations, or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic and any governmental and public actions taken in response. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near term.

On April 1, 2020, we issued a press release announcing business updates in response to the impact from novel coronavirus (COVID-19).

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2019, 2018 and 2017 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2019	2018	2017
Net earnings attributable to The Kroger Co.	$1,659	$3,110	$1,907
(Income) expense adjustments
Adjustments for pension plan withdrawal liabilities(1)(2)	104	121	360
Adjustment for voluntary retirement offering(1)(3)	—	—	117
Adjustment for Kroger Specialty Pharmacy goodwill impairment(1)(4)	—	—	74
Adjustment for company-sponsored pension plan termination(1)(5)	—	—	335
Adjustment for gain on sale of convenience store business(1)(6)	—	(1,360)	—
Adjustment for gain on sale of Turkey Hill Dairy(1)(7)	(80)	—	—
Adjustment for gain on sale of You Technology(1)(8)	(52)	—	—
Adjustment for mark to market gain on Ocado securities(1)(9)	(119)	(174)	—
Adjustment for depreciation related to held for sale assets(1)(10)	—	(11)	(13)
Adjustment for severance charge and related benefits(1)(11)	61	—	—
Adjustment for deconsolidation and impairment of Lucky's Market attributable to The Kroger Co.(1)(12)	225	—	—
Adjustment for Home Chef contingent consideration(1)(13)	(49)	26	—
Adjustment for impairment of financial instrument(1)(14)	—	33	—
Adjustment for transformation costs, primarily including 35 planned store closures(1)(15)	37	—	—
Adjustment for Tax Act(1)(16)	—	—	(922)
Total Adjusted Items	127	(1,365)	(49)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$1,786	$1,745	$1,858

Extra Week adjustment(1)(17)	—	—	(79)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items and the Extra Week adjustment	$1,786	$1,745	$1,779

Net earnings attributable to The Kroger Co. per diluted common share	$2.04	$3.76	$2.09
(Income) expense adjustments
Adjustments for pension plan withdrawal liabilities(18)	0.13	0.15	0.40
Adjustment for voluntary retirement offering(18)	—	—	0.13
Adjustment for Kroger Specialty Pharmacy goodwill impairment(18)	—	—	0.08
Adjustment for company-sponsored pension plan termination(18)	—	—	0.37
Adjustment for gain on sale of convenience store business(18)	—	(1.65)	—
Adjustment for gain on sale of Turkey Hill Dairy(18)	(0.10)	—	—
Adjustment for gain on sale of You Technology(18)	(0.06)	—	—
Adjustment for mark to market gain on Ocado securities(18)	(0.15)	(0.21)	—
Adjustment for depreciation related to held for sale assets(18)	—	(0.01)	(0.01)
Adjustment for severance charge and related benefits(18)	0.08	—	—
Adjustment for deconsolidation and impairment of Lucky's Market attributable to The Kroger Co.(18)	0.28	—	—
Adjustment for Home Chef contingent consideration(18)	(0.07)	0.03	—
Adjustment for impairment of financial instrument(18)	—	0.04	—
Adjustment for transformation costs, primarily including 35 planned store closures(18)	0.04	—	—
Adjustment for Tax Act(18)	—	—	(1.02)
Total Adjusted Items	0.15	(1.65)	(0.05)

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$2.19	$2.11	$2.04

Extra Week adjustment(18)	—	—	(0.09)

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items and the Extra Week adjustment	$2.19	$2.11	$1.95

Average numbers of common shares used in diluted calculation	805	818	904

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $135 in 2019, $155 in 2018 and $550 in 2017.
(3)	The pre-tax adjustment for the voluntary retirement offering was $184.
(4)	The pre-tax adjustment for Kroger Specialty Pharmacy goodwill impairment was $110.
(5)	The pre-tax adjustment for the company-sponsored pension plan termination was $502.
(6)	The pre-tax adjustment for gain on sale of convenience store business was ($1,782).
(7)	The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(8)	The pre-tax adjustment for gain on sale of You Technology was ($70).
(9)	The pre-tax adjustment for mark to market gain on Ocado securities was ($157) in 2019 and ($228) in 2018.
(10)	The pre-tax adjustment for depreciation related to held for sale assets was ($14) in 2018 and ($19) in 2017.
(11)	The pre-tax adjustment for severance charge and related benefits was $80.
(12)	The pre-tax adjustment for deconsolidation and impairment of Lucky’s Market was $412 including $305 attributable to The Kroger Co.
(13)	The pre-tax adjustment for Home Chef contingent consideration was ($69) in 2019 and $33 in 2018.
(14)	The pre-tax adjustment for impairment of financial instrument was $42.
(15)	The pre-tax adjustment for transformation costs, primarily including 35 planned store closures was $52.
(16)	Due to the re-measurement of deferred tax liabilities and the reduction of the statutory income tax rate for the last few weeks of the fiscal year.
(17)	The pre-tax Extra Week adjustment was ($119).
(18)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		Percentage		Percentage		2017
	2019	Change(1)	2018	Change(2)	2017	Adjusted(3)
Total sales to retail customers without fuel(4)	$107,487	2.2%	$105,123	2.2%	$104,817	$102,900
Supermarket fuel sales	14,052	(5.7)%	14,903	15.5%	13,177	12,906
Convenience stores(5)	—	—%	944	(78.7)%	4,515	4,434
Other sales(6)	747	(15.3)%	882	15.9%	771	761
Total sales	$122,286	0.4%	$121,852	0.7%	$123,280	$121,001
(1)	This column represents the percentage change in 2019 compared to 2018.
(2)	This column represents the percentage change in 2018 compared to 2017 adjusted sales, which removes the Extra Week.
(3)	The 2017 Adjusted column represents the items presented in the 2017 column adjusted to remove the Extra Week.
(4)	Digital sales, primarily including Pickup, Delivery, Ship and pharmacy e-commerce sales, grew approximately 29% in 2019, 58% in 2018 and 90% in 2017, adjusted to remove the Extra Week. These sales are included in the “total sales to retail customers without fuel” line above. Digital sales growth has moderated primarily due to cycling our merger with the Home Chef business.
(5)	We completed the sale of our convenience store business unit during the first quarter of 2018.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services, third party media revenue and digital coupon services. The decrease in other sales in 2019, compared to 2018, is primarily due to the sale of You Technology and Turkey Hill Dairy during the first quarter of 2019, partially offset by an increase in data analytic services and third party media revenue.

Total sales increased in 2019, compared to 2018, by 0.4%. The increase was due to an increase in total sales to retail customers without fuel, partially offset by decreased supermarket fuel sales, a reduction in convenience store sales due to the sale of our convenience store business unit in the first quarter of 2018 and decreased sales due to the disposal of Turkey Hill Dairy and You Technology in the first quarter of 2019. Total sales, excluding fuel, dispositions and the merger with Home Chef increased 2.3% in 2019, compared to 2018. The increase in total sales to retail customers without fuel for 2019, compared to 2018, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 2.0%. Identical sales, excluding fuel, for 2019, compared to 2018, increased primarily due to growth of loyal households, a higher customer basket value including retail inflation and Kroger Specialty Pharmacy sales growth, partially offset by continued investments in lower prices for our customers. Total supermarket fuel sales decreased 5.7% in 2019, compared to 2018, primarily due to a decrease in fuel gallons sold of 4.8% and a decrease in the average retail fuel price of 1.0%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales decreased in 2018, compared to 2017, by 1.2%. The decrease in total sales in 2018, compared to 2017, is due to the Extra Week in 2017, partially offset by the increase in 2018 sales, compared to 2017 adjusted sales. Total sales increased in 2018, compared to 2017 adjusted sales, by 0.7%. This increase was primarily due to our increases in total sales to retail customers without fuel and supermarket fuel sales, partially offset by a reduction in convenience store sales due to the sale of our convenience store business unit in the first quarter of 2018. The increase in total sales to retail customers without fuel for 2018, compared to 2017 adjusted sales to retail customers without fuel, was primarily due to our merger with Home Chef and our identical sales increase, excluding fuel, of 1.8%. Identical sales, excluding fuel, for 2018, compared to 2017, increased primarily due to a higher customer basket value and Kroger Specialty Pharmacy sales growth, partially offset by our continued investments in lower prices for our customers. Total supermarket fuel sales increased 15.5% in 2018, compared to 2017 adjusted supermarket fuel sales, primarily due to an increase in the average retail fuel price of 13.6% and an increase in fuel gallons sold of 1.5%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Additionally, sales from all acquired businesses are treated as identical as if they were part of the Company in the prior year. Products and services related primarily to Kroger Personal Finance, which were historically accounted for as an offset to OG&A, are classified as a component of sales as of the beginning of fiscal year 2019. These prior-year amounts have been reclassified to conform to current-year presentation, which is consistent with our Restock Kroger initiative and our view of the products and services as part of our core business strategy. This is also more consistent with industry practice. These Kroger Personal Finance transactions represent sales to retail customers and, as such, are included in identical sales in 2019 and 2018. This change did not affect identical sales percentages for 2018. See “Supplemental Information” section below for more detail on the changes and the impact of the reclassification. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results are summarized in the following table. We used the identical sales dollar figures presented below to calculate percentage changes for 2019.

Identical Sales

($ in millions)

	2019	2018
Excluding fuel	$106,037	$103,946
Excluding fuel	2.0%	1.8%

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rates, as a percentage of sales, were 22.07% in 2019 and 21.95% in 2018. The increase in 2019, compared to 2018, resulted primarily from a higher gross margin rate on fuel sales, decreased shrink, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold, partially offset by industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers, a higher LIFO charge and continued growth in the specialty pharmacy business.

Our LIFO charge was $105 million in 2019 and $29 million in 2018. Our LIFO charge reflects an increase in our product cost inflation for 2019, driven by dry grocery, pharmacy and dairy.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.16% in 2019, compared to 21.98% for 2018. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 23 basis points in 2019, compared to 2018. This decrease resulted primarily from industry-wide lower gross margin rates in pharmacy, continued investments in lower prices for our customers and continued growth in the specialty pharmacy business, partially offset by decreased shrink, as a percentage of sales, growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.34% in 2019 and 17.06% in 2018. The increase in 2019, compared to 2018 resulted primarily from the 2019 OG&A Adjusted Items, the effect of decreased supermarket fuel and convenience store sales, which increases our OG&A rate, as a percentage of sales, investments in our digital strategy and increases in hourly associate labor costs. The increase in hourly associate labor costs is attributable to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience. The increase was partially offset by the 2018 OG&A Adjusted Items, broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, decreased incentive plan and healthcare costs and planned real estate transactions during the first quarter of 2019.

Excluding the effect of fuel, the 2019 OG&A Adjusted Items and the 2018 OG&A Adjusted Items, our OG&A rate decreased 29 basis points in 2019, compared to 2018. This decrease resulted primarily from broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, decreased incentive plan and healthcare costs and planned real estate transactions during the first quarter of 2019. The decrease was partially offset by investments in our digital strategy and increases in hourly associate labor costs attributed to investing in higher wages and other comprehensive benefits to improve employee retention, engagement and customer experience.

During the second quarter of 2019, we accepted an offer to sell an unused warehouse that had been on the market for some time. We used this gain as an opportunity to contribute a similar amount into the United Food and Commercial Workers (“UFCW”) Consolidated Pension Plan, helping stabilize associates’ future benefits. The net impact of these transactions had no effect to OG&A for 2019.

Rent Expense

Rent expense, as a percentage of sales, remained relatively consistent in 2019, compared to 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in 2019, compared to 2018. This increase is primarily due to the 2018 Depreciation Adjusted Item, additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.0 billion during 2019 and a decrease in the average useful life on these capital investments, as we are investing more in technology projects and our digital ecosystem.

Operating Profit and FIFO Operating Profit

Operating profit was $2.3 billion, or 1.84% of sales, for 2019, compared to $2.6 billion, or 2.15% of sales, for 2018. Operating profit, as a percentage of sales, decreased 31 basis points in 2019, compared to 2018, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a higher gross margin rate.

FIFO operating profit was $2.4 billion, or 1.93% of sales, for 2019, compared to $2.6 billion, or 2.17% of sales, for 2018. FIFO operating profit excluding the 2019 and 2018 Adjusted Items was $3.0 billion, or 2.45% of sales, for 2019, compared to $2.9 billion, or 2.36% of sales, for 2018. FIFO operating profit excluding the 2019 and 2018 Adjusted Items increased 9 basis points in 2019, compared to 2018, due to increased fuel earnings, improved sales to retail customers without fuel and decreased OG&A expenses, as a percentage of sales, partially offset by decreased pharmacy gross profit and increased depreciation and amortization expense, as a percentage of sales.

Specific factors contributing to the operating trends for operating profit and FIFO operating profit above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, excluding the 2019 and 2018 Adjusted Items.

Operating Profit excluding the Adjusted Items

($ in millions)

	2019	2018
Operating profit	$2,251	$2,614
LIFO charge	105	29

FIFO Operating profit	2,356	2,643

Adjustments for pension plan withdrawal liabilities	135	155
Adjustment for depreciation related to held for sale assets	—	(14)
Adjustment for Home Chef contingent consideration	(69)	33
Adjustment for severance charge and related benefits	80	—
Adjustment for impairment of financial instrument	—	42
Adjustment for transformation costs, primarily including 35 planned store closures	52	—
Adjustment for deconsolidation and impairment of Lucky's Market(1)	412	—
Other	29	21

2019 and 2018 Adjusted items	639	237

Adjusted FIFO operating profit excluding the adjustment items above	$2,995	$2,880
(1)	The adjustment for impairment of Lucky’s Market includes a $107 million net loss attributable to the minority interest of Lucky’s Market.

Interest Expense

Interest expense totaled $603 million in 2019 and $620 million in 2018. The decrease in interest expense in 2019, compared to 2018, resulted primarily from decreased borrowings and a lower weighted average interest rate. Over the last 12 months, we decreased total debt, including obligations under finance leases, by $1.2 billion.

Income Taxes

Our effective income tax rate was 23.7% in 2019 and 22.6% in 2018.  The 2019 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes and Lucky’s Market losses attributable to the noncontrolling interest which reduced pre-tax income but did not impact tax expense. These 2019 items were partially offset by the utilization of tax credits and deductions. The 2018 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes and an IRS audit that resulted in a reduction of prior year tax deductions at pre-Tax Act rates and an increase in future tax deductions at post-Tax Act rates. These 2018 items were partially offset by the utilization of tax credits and deductions, the remeasurement of uncertain tax positions and adjustments to provisional amounts that increased prior year deductions at pre-Tax Act rates and decreased future deductions at post-Tax Act rates.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings were $2.04 per diluted share for 2019 compared to net earnings of $3.76 per diluted share for 2018. Adjusted net earnings of $2.19 per diluted share for 2019 represented an increase of 3.8% compared to adjusted net earnings of $2.11 per diluted share for 2018. The increase in adjusted net earnings per diluted share resulted primarily from increased fuel earnings, decreased interest expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by increased tax expense and a higher LIFO charge.

COMMON SHARE REPURCHASE PROGRAMS

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and allow for the orderly repurchase of our common shares, from time to time.  The share repurchase programs do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. We made open market purchases of our common shares totaling $400 million in 2019 and $727 million in 2018. On April 20, 2018, we entered and funded a $1.2 billion ASR program to reacquire shares in privately negotiated transactions.

In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $65 million in 2019 and $83 million in 2018 of our common shares under the stock option program.

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

The shares repurchased in 2019 were reacquired under the following share repurchase programs:

●	The November 2019 Repurchase program.

●	A program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

As of February 1, 2020, there was $600 million remaining under the November 2019 Repurchase Program.

During the first quarter through March 25, 2020, we repurchased an additional $39 million of our common shares under the stock option program and $355 million additional shares under the November 2019 Repurchase Program. As of March 25, 2020, we have $245 million remaining under the November 2019 Repurchase Program. To maintain financial flexibility, we have decided to pause on additional share repurchases during the first quarter of 2020.

CAPITAL INVESTMENTS

Capital investments, including changes in construction-in-progress payables and excluding mergers and the purchase of leased facilities, totaled $3.0 billion in 2019 and 2018.  Capital investments for mergers were $197 million in 2018 related to the merger with Home Chef. Refer to Note 2 to the Consolidated Financial Statements for more information on these mergers. Capital investments for the purchase of leased facilities totaled $82 million in 2019 and $5 million in 2018. The table below shows our supermarket storing activity and our total supermarket square footage:

Supermarket Storing Activity

	2019	2018	2017
Beginning of year	2,764	2,782	2,796
Opened	10	10	24
Opened (relocation)	9	4	15
Acquired	6	10	3
Closed (operational)	(19)	(38)	(41)
Closed (relocation)	(13)	(4)	(15)
End of year	2,757	2,764	2,782

Total supermarket square footage (in millions)	180	179	179

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted ROIC operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit for ROIC purposes is calculated by excluding certain items included in operating profit, and adding back our LIFO charge, depreciation and amortization and rent to our U.S. GAAP operating profit of the prior four quarters.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization, (iv) for 2018, a rent factor equal to total rent for the last four quarters multiplied by a factor of eight and (v) for 2019, an adjustment due to the adoption of ASU 2016-02, “Leases,” at the beginning of 2019 as further described in Notes 10 and 18 to the Consolidated Financial Statements; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages, (iv) the average other current liabilities, excluding accrued income taxes, (v) the average liabilities held for sale and (vi) certain other adjustments.  Averages are calculated for ROIC by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  For 2018, we used a factor of eight for our total rent as we believe this is a common factor used by our investors, analysts and rating agencies.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a calculation of ROIC for 2019 and 2018 on a 52 week basis ($ in millions). The 2019 calculation of ROIC excludes the financial position and results of operations of You Technology and Turkey Hill Dairy, due to the sales in 2019, and Lucky’s Market, due to the deconsolidation in 2019. The 2018 calculation of ROIC excludes the financial position and results of operations of Home Chef, due to the merger in 2018, and the convenience store business, due to the sale in 2018.

	Fiscal Year Ended
	February 1,	February 2,
	2020	2019
Return on Invested Capital
Numerator
Operating profit	$2,251	$2,614
LIFO charge	105	29
Depreciation and amortization	2,649	2,465
Rent	884	884
Adjustment for merger with Home Chef	—	28
Adjustment for operating profit of convenience store business	—	(21)
Adjustment for Home Chef contingent consideration	(69)	33
Adjustment for impairment of financial instrument	—	42
Adjustments for pension plan withdrawal liabilities	135	155
Adjustment for depreciation related to held for sale assets	—	(14)
Adjustment for severance charge and related benefits	80	—
Adjustment for transformation costs, primarily including 35 planned store closures	52	—
Adjustment for deconsolidation and impairment of Lucky's Market	412	—
Adjustment for operating losses of Lucky's Market	75	—
Adjustment for disposal of You Technology	(49)	—
Adjusted ROIC operating profit	$6,525	$6,215

Denominator
Average total assets	$41,687	$37,658
Average taxes receivable(1)	(41)	(115)
Average LIFO reserve	1,329	1,263
Average accumulated depreciation and amortization	23,404	21,703
Average trade accounts payable	(6,204)	(5,959)
Average accrued salaries and wages	(1,198)	(1,163)
Average other current liabilities(2)	(3,942)	(3,571)
Average liabilities held for sale	(26)	(155)
Adjustment for merger with Home Chef	—	(145)
Adjustment for disposal of convenience store business	—	(198)
Adjustment for disposal of Turkey Hill Dairy	(45)	—
Adjustment for disposal of You Technology	(13)	—
Adjustment for deconsolidation of Lucky's Market	(25)	—
Rent x 8	—	7,072
Initial operating lease assets at adoption of ASU 2016-02, “Leases” (see Notes 10 and 18)	3,406	—
Average invested capital	$58,332	$56,390
Return on Invested Capital	11.19%	11.02%
(1)Taxes receivable were $82 as of February 1, 2020 and $229 as of February 3, 2018. We did not have any taxes receivable as of February 2, 2019.
(2)Other current liabilities included accrued income taxes of $60 as of February 2, 2019. We did not have any accrued income taxes as of February 1, 2020 or February 3, 2018. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

As discussed previously in the Overview section, we recognized an impairment charge related to Lucky’s Market in the third quarter of 2019 totaling $238 million. The Lucky’s Market impairment charge consists of property, plant and equipment of $200 million; goodwill of $19 million; operating lease assets of $11 million; and other charges of $8 million. Additionally, we recorded asset impairments totaling $120 million in 2019, including $70 million of operating lease assets. This 2019 impairment charge includes the 35 planned store closures across our footprint in 2020 related to our Restock Kroger transformation efforts. We recorded asset impairments in the normal course of business totaling $56 million in 2018. We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as OG&A expense.

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

Business Combinations

We account for business combinations using the acquisition method of accounting. All the assets acquired, liabilities assumed and amounts attributable to noncontrolling interests are recorded at their respective fair values at the date of acquisition once we obtain control of an entity. The determination of fair values of identifiable assets and liabilities involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in such instances, including the income approach. Significant estimates used in determining fair value include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill. See Note 3 for further information about goodwill.

Goodwill

Our goodwill totaled $3.1 billion as of February 1, 2020. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  We recognize goodwill impairment for any excess of a reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Our annual evaluation of goodwill is performed for our reporting units during the fourth quarter. In 2017, we recorded goodwill impairment for our Kroger Specialty Pharmacy (“KSP”) reporting unit totaling $110 million, $74 million net of tax, resulting in a remaining goodwill balance of $243 million. The 2019 fair value of our KSP reporting unit was estimated using multiple valuation techniques: a discounted cash flow model (income approach), a market multiple model and a comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s projected future cash flows, estimates of revenue growth rates, margin assumptions and an appropriate discount rate. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples. The annual evaluation of goodwill performed in 2019 and 2018 did not result in impairment for any of our reporting units. Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably likely. A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2019, 2018 and 2017, see Note 3 to the Consolidated Financial Statements.

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

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  We made cash contributions to these plans of $461 million in 2019, $358 million in 2018 and $954 million in 2017. The increase in 2017, compared to 2019 and 2018 is due to the $467 million pre-tax payment we made in 2017 to satisfy withdrawal obligations for certain local unions of the Central States Pension Fund and the 2017 UFCW contribution.

We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans as it relates to our associates who are beneficiaries of these plans.  These under-fundings are not our liability. When an opportunity arises that is economically feasible and beneficial to us and our associates, we may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan.  The commitments from these restructurings do not change our debt profile as it relates to our credit rating since these off-balance sheet commitments are typically considered in our investment grade debt rating. We are currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and have sole investment authority over these assets. We became the fiduciary of the IBT Consolidated Pension Fund in 2017 due to the ratification of a new labor contract with the IBT that provided for the withdrawal of certain local unions from the Central States Pension Fund. Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

●	In 2019, we incurred a $135 million charge, $104 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds.

●	In 2018, we incurred a $155 million charge, $121 million net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund.

●	In 2017, we incurred a $550 million charge, $360 million net of tax, for obligations related to withdrawing from and settlements for withdrawal liabilities for certain multi-employer pension plan obligations, of which $467 million was contributed to the Central States Pension Fund in 2017.

●	In 2017, we contributed an incremental $111 million, $71 million net of tax, to the UFCW Consolidated Pension Plan.

As we continue to work to find solutions to under-funded multi-employer pension plans, it is possible we could incur withdrawal liabilities for certain funds.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of the multi-employer plans to which we contribute substantially exceeds the value of the assets held in trust to pay benefits. We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2019.  Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.

As of December 31, 2019, we estimate our share of the underfunding of multi-employer pension plans to which we contribute was approximately $2.3 billion, $1.8 billion net of tax.  This represents a decrease in the estimated amount of underfunding of approximately $800 million, $600 million net of tax, as of December 31, 2019, compared to December 31, 2018.  The decrease in the amount of underfunding is primarily attributable to higher expected returns on assets in the funds during 2019. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

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

NEW ACCOUNTING STANDARDS

Refer to Note 18 and Note 19 to the Consolidated Financial Statements for recently adopted accounting standards and recently issued accounting standards not yet adopted as of February 1, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $4.7 billion of cash from operations in 2019 compared to $4.2 billion in 2018. Net earnings including noncontrolling interests, adjusted for non-cash items and other impacts, generated approximately $4.9 billion of operating cash flow in 2019 compared to $3.8 billion in 2018. Cash provided (used) by operating activities for changes in working capital was ($259) million in 2019 compared to $395 million in 2018. The decrease in cash provided by operating activities for changes in working capital in 2019, compared to 2018, was primarily due to the following:

●	The change in prepaid and other current assets decreased in 2019, compared to 2018, due to a decrease in the amount of prepaid medical benefit costs at the end of 2018 compared to the end of 2017;

●	Cash flows from income taxes were favorable in 2018, compared to 2019, because of income tax overpayments made in 2017 that reduced payments made in 2018; and

●	Payments on operating lease liabilities; partially offset by

●	Proceeds from a contract associated with the sale of a business;

●	Decreased contributions to the company-sponsored pension plan in 2019, compared to 2018; and

●	Higher third-party payor receivables at the end of 2018 due to the timing of third-party payments, which resulted in a reduction in cash provided by operating activities in 2018. Receivable balances were similar in 2019 compared to 2018.

Cash paid for taxes increased in 2019, compared to 2018, primarily due to the payment of estimated taxes on the gain on sale of the You Technology and Turkey Hill Dairy businesses in 2019 and an overpayment of our fourth quarter 2017 estimated taxes that resulted in lower tax payments in 2018.

Cash paid for interest decreased in 2019, compared to 2018, primarily due to an increase in accrued interest related to certain semi-annual senior notes interest payments that were paid subsequent to February 1, 2020.

Net cash used by investing activities

Investing activities used cash of $2.6 billion in 2019 compared to $1.2 billion in 2018. The amount of cash used by investing activities increased in 2019, compared to 2018, primarily due to the following:

●	A lower amount of net proceeds from the sale of businesses, since the proceeds from the sale of the convenience store business exceeded the proceeds from the sales of the Turkey Hill Dairy and You Technology businesses;

●	A lower amount of net proceeds from the settlement of a financial instrument; partially offset by

●	Increased proceeds from the sale of assets due to the sale of an unused warehouse and proceeds from sale leaseback transactions;

●	No payments for purchases of Ocado securities in 2019; and

●	No acquisitions in 2019.

Net cash used by financing activities

We used $2.1 billion of cash for financing activities in 2019 compared to $2.9 billion during 2018. The amount of cash used for financing activities for 2019, compared to 2018, decreased primarily due to decreased payments on commercial paper and share repurchases, partially offset by increased payments on long-term debt including obligations under finance leases and a reduction of proceeds from the issuance of long-term debt.

Debt Management

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $1.2 billion to $14.1 billion as of year-end 2019 compared to 2018. The decrease in 2019, compared to 2018, resulted primarily from payment of $500 million of senior notes bearing an interest rate of 1.50%, payment of $750 million of senior notes bearing an interest rate of 6.15% and the repayment of our $1.0 billion term loan, partially offset by the issuance of $750 million of senior notes bearing an interest rate of 3.95% and an increase in outstanding commercial paper borrowings of $350 million at the end of 2019 compared to 2018.

Dividends

The following table provides dividend information ($ in millions, except per share amounts):

	2019	2018
Cash dividends paid	$486	$437
Cash dividends paid per common share	$0.600	$0.530

Liquidity Needs

We estimate our liquidity needs over the next twelve-month period to approximate $5.5 billion, which includes anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of 2019. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. We have approximately $700 million of senior notes and $1.2 billion of commercial paper maturing in fiscal year 2020, which are included in the $5.5 billion of estimated liquidity needs. We expect to satisfy these obligations using cash generated from operations and through issuing additional senior notes or commercial paper. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper program.  At February 1, 2020, we had $1.2 billion of commercial paper borrowings outstanding. Commercial paper borrowings are backed by our credit facility, and reduce the amount we can borrow under the credit facility. If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost and applicable margin on borrowings under the credit facility could be affected by a downgrade in our Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company. On March 18, 2020, we proactively borrowed $1 billion from our revolving credit facility. This was a precautionary measure in order to preserve financial flexibility, reduce reliance on the commercial paper market and maintain liquidity in response to the coronavirus pandemic. Cash and temporary cash investments immediately following the borrowing were approximately $2.3 billion. As of March 25, 2020, we had no commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants are described below:

●	Our Leverage Ratio (the ratio of Net Debt to Adjusted EBITDA, as defined in the credit facility) was 2.30 to 1 as of February 1, 2020. If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

●	Our Fixed Charge Coverage Ratio (the ratio of Adjusted EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 4.39 to 1 as of February 1, 2020. If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 6 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2019.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of February 1, 2020 (in millions of dollars):

	2020	2021	2022	2023	2024	Thereafter	Total
Contractual Obligations(1)(2)
Long-term debt(3)	$1,926	$804	$894	$594	$495	$8,543	$13,256
Interest on long-term debt(4)	488	489	442	421	410	5,301	7,551
Finance lease obligations	84	95	80	86	81	757	1,183
Operating lease obligations	932	884	772	758	637	6,353	10,336
Self-insurance liability(5)	216	141	99	66	41	126	689
Construction commitments(6)	670	—	—	—	—	—	670
Purchase obligations(7)	814	360	163	109	37	10	1,493
Total	$5,130	$2,773	$2,450	$2,034	$1,701	$21,090	$35,178

Other Commercial Commitments
Standby letters of credit	$347	$—	$—	$—	$—	$—	$347
Surety bonds	401	—	—	—	—	—	401
Total	$748	$—	$—	$—	$—	$—	$748
(1)The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $34 million in 2019. This table also excludes contributions under various multi-employer pension plans, which totaled $461 million in 2019. This table also excludes the March 18, 2020 $1 billion borrowing under our revolving credit facility since the borrowing occurred subsequent to February 1, 2020.
(2)The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)As of February 1, 2020, we had $1.2 billion of commercial paper and no borrowings under our credit facility.
(4)Amounts include contractual interest payments using the interest rate as of February 1, 2020, and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)The amounts included in the contractual obligations table for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.
(6)Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in other current liabilities in our Consolidated Balance Sheets.
(7)Amounts include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our food production plants and several contracts to purchase energy to be used in our stores and food production plants.  Our obligations also include management fees for facilities operated by third parties and outside service contracts.  Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets.

As of February 1, 2020, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of February 1, 2020, we had $1.2 billion of outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of February 1, 2020.

In addition to the available credit mentioned above, as of February 1, 2020, we had authorized for issuance $4.3 billion of securities remaining under a shelf registration statement filed with the SEC and effective on May 24, 2019.

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

The following tables summarize the Company's 2018 sales reclassifications ($ in millions):

	Fiscal Year Ended
	Previously Stated	Reclassification	Reclassified
	February 2,		February 2,
	2019	2018	2019
Sales	$121,162	$690	$121,852

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	94,894	209	95,103
Operating, general and administrative	20,305	481	20,786
Rent	884	—	884
Depreciation and amortization	2,465	—	2,465

Operating profit	$2,614	$—	$2,614

The following tables summarize the Company's 2017 sales reclassifications ($ in millions):

	Fiscal Year Ended
	Previously Stated	Reclassification	Reclassified
	February 3,		February 3,
	2018	2017	2018
Sales	$122,662	$618	$123,280

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	95,662	149	95,811
Operating, general and administrative	21,041	469	21,510
Rent	911	—	911
Depreciation and amortization	2,436	—	2,436

Operating profit	$2,612	$—	$2,612

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of February 1, 2020, we maintained seven forward-starting interest rate swap agreements with a maturity date of January 15, 2021 with an aggregate notional amount totaling $350 million. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt in January 2021. The fixed interest rates for these forward-starting interest rate swaps range from 1.57% to 2.45%. The variable rate component on the forward-starting interest rate swaps is 3 month LIBOR. Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP. As of February 1, 2020, the fair value of the interest rate swaps was recorded in “Other long-term liabilities” for $19 million and accumulated other comprehensive loss for $17 million, net of tax.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our underlying debt portfolio as of February 1, 2020 and February 2, 2019. The amounts shown for each year represent the contractual maturities of long-term debt, excluding finance leases, as of February 1, 2020 and February 2, 2019.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of February 1, 2020 and February 2, 2019.  The Fair Value column includes the fair value of our debt instruments as of February 1, 2020 and February 2, 2019.  We have no outstanding interest rate derivatives classified as fair value hedges as of February 1, 2020 or February 2, 2019. See Notes 6, 7 and 8 to the Consolidated Financial Statements.

	February 1, 2020
	Expected Year of Maturity
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(705)	$(804)	$(894)	$(594)	$(495)	$(8,462)	$(11,954)	$(13,347)
Average interest rate	4.39%	4.56%	4.47%	4.69%	4.86%	4.65%
Variable rate	$(1,221)	$—	$—	$—	$—	$(81)	$(1,302)	$(1,302)
Average interest rate	1.88%	—	—	—	—	1.65%

	February 2, 2019
	Expected Year of Maturity
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(in millions)
Debt
Fixed rate	$(1,251)	$(695)	$(793)	$(896)	$(595)	$(8,163)	$(12,393)	$(12,232)
Average interest rate	4.51%	4.47%	4.47%	4.56%	4.74%	4.70%
Variable rate	$(1,852)	$(25)	$—	$—	$—	$(81)	$(1,958)	$(1,958)
Average interest rate	3.09%	4.26%	—	—	—	1.75%

Based on our year-end 2019 variable rate debt levels, a 10 percent change in interest rates would be immaterial. See Note 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of The Kroger Co.

For the Fiscal Year Ended February 1, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Kroger Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kroger Co. and its subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended February 1, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Kroger Specialty Pharmacy (“KSP”) Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.1 billion as of February 1, 2020, and the goodwill associated with the KSP reporting unit was $243 million. Management reviews goodwill annually for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. The fair value of a reporting unit is compared to its carrying value for purposes of identifying potential impairment. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. As disclosed by management, the fair value of the Company's KSP reporting unit was estimated using multiple valuation techniques, a discounted cash flow model (income approach), a market multiple model and comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s estimates of revenue growth rates, margin assumptions, and discount rate to estimate future cash flows. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the KSP reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions, including revenue growth rates, margin assumptions, discount rate, peer group determination, and market multiple selection. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s KSP reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate, evaluating the appropriateness of the income and market approach models, testing the completeness, accuracy, and relevance of the underlying data used in the models and evaluating the significant assumptions used by management, including the revenue growth rates, margin assumptions, discount rate, peer group determination, and market multiple selection. Evaluating management’s assumptions relating to revenue growth rates and margin assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the Company’s peer group determinations included evaluating the appropriateness of the identified peer companies. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow and market models, and certain significant assumptions, including the discount rate, peer group determination, and market multiples.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 1, 2020

We have served as the Company’s auditor since 1929.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	February 1,	February 2,
(In millions, except par amounts)	2020	2019
ASSETS
Current assets
Cash and temporary cash investments	$399	$429
Store deposits in-transit	1,179	1,181
Receivables	1,706	1,589
FIFO inventory	8,464	8,123
LIFO reserve	(1,380)	(1,277)
Assets held for sale	—	166
Prepaid and other current assets	522	592
Total current assets	10,890	10,803

Property, plant and equipment, net	21,871	21,635
Operating lease assets	6,814	—
Intangibles, net	1,066	1,258
Goodwill	3,076	3,087
Other assets	1,539	1,335

Total Assets	$45,256	$38,118

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,965	$3,157
Current portion of operating lease liabilities	597	—
Trade accounts payable	6,349	6,059
Accrued salaries and wages	1,168	1,227
Liabilities held for sale	—	51
Other current liabilities	4,164	3,780
Total current liabilities	14,243	14,274

Long-term debt including obligations under finance leases	12,111	12,072
Noncurrent operating lease liabilities	6,505	—
Deferred income taxes	1,466	1,562
Pension and postretirement benefit obligations	608	494
Other long-term liabilities	1,750	1,881

Total Liabilities	36,683	30,283

Commitments and contingencies see Note 13

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2019 and 2018	1,918	1,918
Additional paid-in capital	3,337	3,245
Accumulated other comprehensive loss	(640)	(346)
Accumulated earnings	20,978	19,681
Common shares in treasury, at cost, 1,130 shares in 2019 and 1,120 shares in 2018	(16,991)	(16,612)

Total Shareholders’ Equity - The Kroger Co.	8,602	7,886
Noncontrolling interests	(29)	(51)

Total Equity	8,573	7,835

Total Liabilities and Equity	$45,256	$38,118

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

	2019	2018	2017
(In millions, except per share amounts)	(52 weeks)	(52 weeks)	(53 weeks)
Sales	$122,286	$121,852	$123,280

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	95,294	95,103	95,811
Operating, general and administrative	21,208	20,786	21,510
Rent	884	884	911
Depreciation and amortization	2,649	2,465	2,436

Operating profit	2,251	2,614	2,612

Other income (expense)
Interest expense	(603)	(620)	(601)
Non-service component of company-sponsored pension plan costs	—	(26)	(527)
Mark to market gain on Ocado securities	157	228	—
Gain on sale of businesses	176	1,782	—

Net earnings before income tax (benefit) expense	1,981	3,978	1,484

Income tax (benefit) expense	469	900	(405)

Net earnings including noncontrolling interests	1,512	3,078	1,889
Net loss attributable to noncontrolling interests	(147)	(32)	(18)

Net earnings attributable to The Kroger Co.	$1,659	$3,110	$1,907

Net earnings attributable to The Kroger Co. per basic common share	$2.05	$3.80	$2.11

Average number of common shares used in basic calculation	799	810	895

Net earnings attributable to The Kroger Co. per diluted common share	$2.04	$3.76	$2.09

Average number of common shares used in diluted calculation	805	818	904

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

	2019	2018	2017
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
Net earnings including noncontrolling interests	$1,512	$3,078	$1,889

Other comprehensive income (loss)
Realized gains on available for sale securities, net of income tax(1)	—	(4)	4
Change in pension and other postretirement defined benefit plans, net of income tax(2)	(105)	147	214
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(47)	(23)	23
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	4	5	3
Cumulative effect of accounting change(5)	(146)	—	—

Total other comprehensive income (loss)	(294)	125	244

Comprehensive income	1,218	3,203	2,133
Comprehensive loss attributable to noncontrolling interests	(147)	(32)	(18)
Comprehensive income attributable to The Kroger Co.	$1,365	$3,235	$2,151

(1)	Amount is net of tax expense (benefit) of ($1) in 2018 and $1 in 2017.
(2)	Amount is net of tax expense (benefit) of ($33) in 2019, $45 in 2018 and $83 in 2017.
(3)	Amount is net of tax expense (benefit) of ($17) in 2019, ($8) in 2018 and $0 in 2017.
(4)	Amount is net of tax expense of $3 in 2019 and $3 in 2018 and $3 in 2017.
(5)	Related to the adoption of Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (see Note 18 for additional details).

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

	2019	2018	2017
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,512	$3,078	$1,889
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,649	2,465	2,436
Asset impairment charge	120	56	71
Operating lease asset amortization	640	—	—
LIFO charge (credit)	105	29	(8)
Stock-based employee compensation	155	154	151
Expense for company-sponsored pension plans	39	76	591
Goodwill impairment charge	—	—	110
Deferred income taxes	(56)	(45)	(694)
Gain on sale of businesses	(176)	(1,782)	—
(Gain) loss on the sale of assets	(158)	2	(31)
Mark to market gain on Ocado securities	(157)	(228)	—
Loss on deconsolidation and impairment of Lucky's Market	412	—	—
Other	(109)	58	39
Changes in operating assets and liabilities net of effects from mergers and disposals of businesses:
Store deposits in-transit	3	(20)	(265)
Receivables	(36)	(208)	61
Inventories	(351)	(354)	(23)
Prepaid and other current assets	(33)	244	41
Trade accounts payable	342	213	158
Accrued expenses	302	416	(40)
Income taxes receivable and payable	(142)	289	(96)
Contribution to company-sponsored pension plan	—	(185)	(1,000)
Operating lease liabilities	(639)	—	—
Proceeds from contract associated with sale of business	295	—	—
Other	(53)	(94)	23

Net cash provided by operating activities	4,664	4,164	3,413

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(3,128)	(2,967)	(2,809)
Proceeds from sale of assets	273	85	138
Proceeds on settlement of financial instrument	—	235	—
Payments for acquisitions, net of cash acquired	—	(197)	(16)
Purchases of stores	—	(44)	—
Net proceeds from sale of businesses	327	2,169	—
Purchases of Ocado securities	—	(392)	—
Other	(83)	(75)	(20)

Net cash used by investing activities	(2,611)	(1,186)	(2,707)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	813	2,236	1,523
Payments on long-term debt including obligations under finance leases	(2,304)	(1,372)	(788)
Net proceeds (payments) on commercial paper	350	(1,321)	696
Dividends paid	(486)	(437)	(443)
Proceeds from issuance of capital stock	55	65	51
Treasury stock purchases	(465)	(2,010)	(1,633)
Other	(46)	(57)	(87)

Net cash used by financing activities	(2,083)	(2,896)	(681)

Net (decrease) increase in cash and temporary cash investments	(30)	82	25

Cash and temporary cash investments:
Beginning of year	429	347	322
End of year	$399	$429	$347

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(3,128)	$(2,967)	$(2,809)
Payments for lease buyouts	82	5	13
Changes in construction-in-progress payables	2	(56)	(188)
Total capital investments, excluding lease buyouts	$(3,044)	$(3,018)	$(2,984)

Disclosure of cash flow information:
Cash paid during the year for interest	$523	$614	$656
Cash paid during the year for income taxes	$706	$600	$348

The accompanying notes are an integral part of the consolidated financial statements

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 28, 2017	1,918	$1,918	$3,070	994	$(13,118)	$(715)	$15,543	$12	$6,710
Issuance of common stock:
Stock options exercised	—	—	—	(4)	51	—	—	—	51
Restricted stock issued	—	—	(119)	(2)	85	—	—	—	(34)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	58	(1,567)	—	—	—	(1,567)
Stock options exchanged	—	—	—	2	(66)	—	—	—	(66)
Share-based employee compensation	—	—	151	—	—	—	—	—	151
Other comprehensive income net of tax of $87	—	—	—	—	—	244	—	—	244
Other	—	—	59	—	(69)	—	—	(20)	(30)
Cash dividends declared ($0.495 per common share)	—	—	—	—	—	—	(443)	—	(443)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	1,907	(18)	1,889

Balances at February 3, 2018	1,918	$1,918	$3,161	1,048	$(14,684)	$(471)	$17,007	$(26)	$6,905
Issuance of common stock:
Stock options exercised	—	—	—	(4)	65	—	—	—	65
Restricted stock issued	—	—	(119)	(3)	74	—	—	—	(45)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	76	(1,927)	—	—	—	(1,927)
Stock options exchanged	—	—	—	3	(83)	—	—	—	(83)
Share-based employee compensation	—	—	154	—	—	—	—	—	154
Other comprehensive income net of tax of $39	—	—	—	—	—	125	—	—	125
Other	—	—	49	—	(57)	—	—	7	(1)
Cash dividends declared ($0.545 per common share)	—	—	—	—	—	—	(436)	—	(436)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	3,110	(32)	3,078

Balances at February 2, 2019	1,918	$1,918	$3,245	1,120	$(16,612)	$(346)	$19,681	$(51)	$7,835
Issuance of common stock:
Stock options exercised	—	—	—	(3)	55	—	—	—	55
Restricted stock issued	—	—	(128)	(3)	92	—	—	—	(36)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(400)	—	—	—	(400)
Stock options exchanged	—	—	—	2	(65)	—	—	—	(65)
Share-based employee compensation	—	—	155	—	—	—	—	—	155
Other comprehensive loss net of tax of ($47)	—	—	—	—	—	(294)	—	—	(294)
Cumulative effect of accounting change (see Note 18)	—	—	—	—	—	—	146	—	146
Deconsolidation of Lucky's Market	—	—	—	—	—	—	—	168	168
Other	—	—	65	—	(61)	—	(5)	1	—
Cash dividends declared ($0.62 per common share)	—	—	—	—	—	—	(503)	—	(503)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	1,659	(147)	1,512

Balances at February 1, 2020	1,918	$1,918	$3,337	1,130	$(16,991)	$(640)	$20,978	$(29)	$8,573

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of February 1, 2020, the Company was one of the largest retailers in the world based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and other consolidated entities. Intercompany transactions and balances have been eliminated.

Refer to Note 18 for a description of changes to the Consolidated Balance Sheet for recently adopted accounting standards regarding the recognition of lease agreements and reclassification of stranded tax effects.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week period ended February 1, 2020, 52-week period ended February 2, 2019 and 53-week period ended February 3, 2018.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 91% of inventories in 2019 and 90% of inventories in 2018 were valued using the LIFO method.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a FIFO basis) or net realizable value. Replacement cost was higher than the carrying amount by $1,380 at February 1, 2020 and $1,277 at February 2, 2019.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under finance leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years. Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant and distribution center equipment is depreciated over lives varying from three to 15 years. Information technology assets are generally depreciated over three to five years.  Depreciation and amortization expense was $2,649 in 2019, $2,465 in 2018 and $2,436 in 2017.

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

Leases

The Company leases certain store real estate, warehouses, distribution centers, office space and equipment. The Company determines if an arrangement is a lease at inception. Finance and operating lease assets and liabilities are recognized at the lease commencement date. Finance and operating lease liabilities represent the present value of minimum lease payments not yet paid. Operating lease assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, lease incentives and impairment, if any. To determine the present value of lease payments, the Company estimates an incremental borrowing rate which represents the rate used for a secured borrowing of a similar term as the lease.

Lease terms generally range from 10 to 20 years with options to renew for varying terms at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities or insurance and maintenance. Operating lease payments are charged on a straight-line basis to rent expense over the lease term and finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Assets under finance leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term, if shorter. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. For additional information on leases, see Note 10 to the Consolidated Financial Statements.

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of a triggering event. The Company performs reviews of each of its operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a market multiple model, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Results of the goodwill impairment reviews performed during 2019, 2018 and 2017 are summarized in Note 3.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairments totaling $120 in 2019, including $70 of operating lease assets. This 2019 impairment charge includes 35 planned store closures across the Company’s footprint in 2020. The Company recorded asset impairments in the normal course of business totaling $56 and $71 in 2018 and 2017, respectively. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as Operating, general and administrative (“OG&A”) expense.

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

Contingent Consideration

The Company’s Home Chef business combination involves potential payment of future consideration that is contingent upon the achievement of certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The liability for contingent consideration is remeasured to fair value at each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in earnings until the contingency is resolved. In 2019, an adjustment to decrease the contingent consideration liability as of year-end 2019 was recorded for ($69) in OG&A expense. In 2018, an adjustment to increase the contingent consideration liability as of year-end 2018 was recorded for $33 in OG&A expense.

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

Benefit Plans and Multi-Employer Pension Plans

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were February 1, 2020 for fiscal 2019 and February 2, 2019 for fiscal 2018.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 1, 2020, the Internal Revenue Service had concluded its examination of all federal tax returns up to and including the return for the year ending January 30, 2016.

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

The following table summarizes the changes in the Company’s self-insurance liability through February 1, 2020.

	2019	2018	2017
Beginning balance	$696	$695	$682
Expense	209	229	247
Claim payments	(216)	(228)	(234)
Ending balance	689	696	695
Less: Current portion	(216)	(228)	(234)
Long-term portion	$473	$468	$461

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

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale. Pharmacy sales are recorded when the product is provided to the customer. Digital channel originated sales are recognized either upon pickup in store or upon delivery to the customer and may include shipping revenue. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of the Company’s stores or online, tender is accepted at the point of sale. The Company acts as principal in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. The Company records revenue and related costs on a gross basis for these arrangements.  Effective February 4, 2018, the Company prospectively reclassified certain pharmacy fees of $250 for 2018 from merchandise costs to be recorded as a reduction to sales on the Company’s Consolidated Statements of Operations. For pharmacy sales, collection of third party receivables is typically expected within three months or less from the time of purchase. The third-party receivables from pharmacy sales are recorded in Receivables in the Company’s Consolidated Balance Sheets and were $646 as of February 1, 2020 and $645 as of February 2, 2019.

Gift Cards and Gift Certificates

The Company does not recognize a sale when it sells its own gift cards and gift certificates (collectively “gift cards”). Rather, it records a deferred revenue liability equal to the amount received. A sale is then recognized when the gift cards are redeemed to purchase the Company’s products. The Company’s gift cards do not expire. While gift cards are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. The Company’s gift card deferred revenue liability was $114 as of February 1, 2020 and $100 as of February 2, 2019.

Disaggregated Revenues

The following table presents sales revenue by type of product for the year-ended February 1, 2020, February 2, 2019, and February 3, 2018:

	2019		2018		2017
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable (1)(5)	$61,464	50.3%	$60,649	49.8%	$60,872	49.4%
Fresh (2)(5)	29,452	24.1%	29,089	23.9%	29,141	23.6%
Supermarket Fuel	14,052	11.5%	14,903	12.2%	13,177	10.7%
Pharmacy (5)	11,015	9.0%	10,617	8.7%	10,724	8.7%
Convenience Stores (3)	—	-%	944	0.8%	4,515	3.7%
Other (4)(5)(6)	6,303	5.1%	5,650	4.6%	4,851	3.9%

Total Sales	$122,286	100%	$121,852	100%	$123,280	100%
(1)Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)The Company completed the sale of its convenience store business unit during the first quarter of 2018.
(4)Consists primarily of sales related to food production plants to outside parties, data analytic services, third party media revenue, other consolidated entities, specialty pharmacy, in-store health clinics, digital coupon services and other online sales not included in the categories above.
(5)Digital sales, primarily including Pickup, Delivery and pharmacy e-commerce sales, grew approximately 29%, 58% and 90% in 2019, 2018 and 2017, respectively, adjusted to remove the impact of the 53rd week in 2017. These sales are included in the non perishable, fresh, pharmacy, and other line items above.
(6)Products and services related primarily to Kroger Personal Finance and Media, which were historically accounted for as an offset to OG&A, are classified as a component of sales as of the beginning of fiscal year 2019, except for certain amounts in Media, which are netted against merchandise costs. These prior-year amounts have been reclassified to conform to current-year presentation.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s advertising costs totaled $854 in 2019, $752 in 2018 and $707 in 2017.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense and interest expense are shown separately in the Consolidated Statement of Operations.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.

Segments

The Company operates supermarkets and multi-department stores throughout the United States. The Company’s retail operations, which represent 97% of the Company’s consolidated sales, are its only reportable segment. The Company aggregated its operating divisions into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance. In addition, the Company’s operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location. Operating divisions are organized primarily on a geographical basis so that the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these retail operating divisions. The geographical basis of organization reflects how the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally. All of the Company’s operations are domestic.

2.	MERGERS AND PARTNERSHIP AGREEMENTS

Merger Agreement

On June 22, 2018, the Company finalized the merger with Home Chef, a meal kit delivery company. The merger allows the Company to increase the availability of meal kits and expand its offerings to customers. The Company completed the merger by purchasing 100% of the ownership interest in Home Chef, for $197 net of cash and cash equivalents of $30, in addition to future earnout payments of up to $500 over five years that are contingent on achieving certain milestones. The contingent consideration is based on future performance of both the online and offline business and the related customer engagement.  The fair value of the earnout liability in the amount of $91 recognized on the acquisition date was measured using unobservable (Level 3) inputs and was included in “Other long-term liabilities” within the Consolidated Balance Sheet.  The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results for both the online and offline businesses related to the Home Chef merger and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability.  Changes in the fair value of the earnout liability in future periods will be recorded in the Company’s results in the period of the change, refer to Note 8 for additional details.

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

The Company’s purchase price allocation was finalized in the second quarter of 2019. The changes in the fair values assumed from the preliminary amounts determined as of June 22, 2018 were an increase of goodwill of $8 and an increase of deferred income tax liability of $8. The table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date.

June 22,
2018
ASSETS
Total current assets	$36

Property, plant and equipment	6
Other assets	1
Intangibles	143

Total Assets, excluding Goodwill	186

LIABILITIES
Total current liabilities	(28)

Other long-term liabilities	(94)
Deferred income taxes	(8)

Total Liabilities	(130)

Total Identifiable Net Assets	56
Goodwill	171
Total Purchase Price	$227

Of the $143 allocated to intangible assets, the Company recorded $99 and $44 related to customer relationships and the trade name, respectively. The Company will amortize the customer relationships, using the cash flow trended method over seven years. The goodwill recorded as part of the merger was attributable to the assembled workforce of Home Chef and operational synergies expected from the merger. The merger was treated as a 30% stock purchase and 70% partnership interest purchase for income tax purposes. The tax basis of the assets acquired and liabilities assumed for the portion of the transaction treated as a partnership interest purchase was stepped up, and the related goodwill is deductible for tax purposes. The assets acquired and liabilities assumed for the portion treated as a stock purchase did not result in a step up of tax basis, and goodwill is not expected to be deductible for tax purposes. The Company determined the Home Chef results of operations are not material. Therefore, the pro forma information is not required for fiscal year 2018 and 2017.

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

In addition, on May 17, 2018, the Company entered into a Share Subscription Agreement with Ocado, pursuant to which the Company agreed to purchase 33.1 million ordinary shares of Ocado for an aggregate purchase price of $243.  The Company completed the purchase of these 33.1 million shares on May 29, 2018.  This is in addition to 8.1 million Ocado shares purchased earlier in the first quarter of 2018, and 6.5 million additional shares purchased in the second quarter of 2018. The equity investment in Ocado is measured at fair value through earnings.  The fair value of all shares owned, which is measured using Level 1 inputs, was $776 as of February 1, 2020 and $620 as of February 2, 2019 and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The Company recorded an unrealized gain of $157 in 2019 and $228 in 2018, none of which was realized during the period as the Company did not sell any Ocado securities.

3.	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through February 1, 2020.

	2019	2018
Balance beginning of year
Goodwill	$5,729	$5,567
Accumulated impairment losses	(2,642)	(2,642)
Subtotal	3,087	2,925

Activity during the year
Mergers	8	163
Impairment losses	(19)	—
Held for sale adjustment	—	(1)

Balance end of year
Goodwill	5,737	5,729
Accumulated impairment losses	(2,661)	(2,642)
Total Goodwill	$3,076	$3,087

In 2019, the Company finalized the purchase accounting for the Home Chef acquisition (see Note 2) resulting in an increase of goodwill and deferred taxes of $8. The Company also recorded an impairment charge of $19 as a result of the Lucky’s Market impairment.

In 2018, the Company acquired all of the outstanding shares of Home Chef (see Note 2) resulting in additional goodwill totaling $163. Certain assets and liabilities including goodwill totaling $1 for 2018 was classified as held for sale in the Consolidated Balance Sheet (see Note 17).

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill and indefinite-lived intangible assets was performed during the fourth quarter of 2019 and 2018 and did not result in impairment.

Based on the results of the Company’s impairment assessment in the fourth quarter of 2017, the Kroger Specialty Pharmacy reporting unit was the only reporting unit for which there was a potential impairment. In the fourth quarter of 2017, the operating performance of the Kroger Specialty Pharmacy reporting unit began to be affected by reduced margins as a result of compression in reimbursement by third party payers and a reduction of certain types of revenue.  As a result of this decline, particularly in future expected cash flows, along with comparable fair value information, management concluded that the carrying value of goodwill for Kroger Specialty Pharmacy reporting unit exceeded its fair value, resulting in a pre-tax impairment charge of $110, $74 net of tax. The pre-impairment goodwill balance for Kroger Specialty Pharmacy was $353, as of the fourth quarter 2017.

The following table summarizes the Company’s intangible assets balance through February 1, 2020.

	2019		2018
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived favorable leasehold interests(2)	$—	$—	$160	$(47)
Definite-lived pharmacy prescription files	320	(133)	316	(92)
Definite-lived customer relationships	186	(120)	186	(88)
Definite-lived other	106	(68)	103	(55)
Indefinite-lived trade name	685	—	685	—
Indefinite-lived liquor licenses	90	—	90	—

Total	$1,387	$(321)	$1,540	$(282)

(1)	Favorable leasehold interests are amortized to rent expense, pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to OG&A expense and depreciation and amortization expense.
(2)	Due to the adoption of ASU 2016-02 “Leases,” favorable leasehold interests were reclassified and included in the measurement of new lease assets, refer to Note 10 and 18 for further description of the impact of adoption.

In 2018, the Company acquired definite and indefinite lived intangible assets totaling approximately $143, excluding goodwill, as a result of the merger with Home Chef (see Note 2). Additionally, the majority of the Company’s pharmacy prescription file purchases for 2018 were completed in a single transaction for $75.

Amortization expense associated with intangible assets totaled approximately $85, $80 and $59, during fiscal years 2019, 2018 and 2017, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2019 is estimated to be approximately:

2020	$73
2021	58
2022	51
2023	42
2024	39
Thereafter	28

Total future estimated amortization associated with definite-lived intangible assets	$291

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2019	2018
Land	$3,299	$3,254
Buildings and land improvements	12,553	12,245
Equipment	15,031	14,277
Leasehold improvements	10,832	10,306
Construction-in-progress	3,166	2,716
Leased property under finance leases	966	1,066

Total property, plant and equipment	45,847	43,864
Accumulated depreciation and amortization	(23,976)	(22,229)

Property, plant and equipment, net	$21,871	$21,635

Accumulated depreciation and amortization for leased property under finance leases was $276 at February 1, 2020 and $345 at February 2, 2019. This decrease was primarily related to the reclassification of certain finance leases to operating leases due to the adoption of ASU 2016-02 “Leases.”

Approximately $162 and $169, net book value, of property, plant and equipment collateralized certain mortgages at February 1, 2020 and February 2, 2019, respectively.

5.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2019	2018	2017
Federal
Current	$454	$775	$309
Deferred	(50)	(3)	(747)

Subtotal federal	404	772	(438)

State and local
Current	70	108	15
Deferred	(5)	20	18

Subtotal state and local	65	128	33

Total	$469	$900	$(405)

A reconciliation of the statutory federal rate and the effective rate follows:

	2019	2018	2017
Statutory rate	21.0%	21.0%	33.7%
State income taxes, net of federal tax benefit	2.6	2.6	1.7
Credits	(1.5)	(1.3)	(2.5)
Resolution of issues	(0.1)	0.5	—
Domestic manufacturing deduction	—	—	(1.1)
Excess tax benefits from share-based payments	(0.2)	(0.3)	(0.4)
Effect of Tax Cuts and Jobs Act	—	—	(60.8)
Impairment of goodwill	—	—	2.3
Impairment losses attributable to noncontrolling interest	1.2	—	—
Other changes, net	0.7	0.1	(0.2)

	23.7%	22.6%	(27.3)%

The 2019 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes and Lucky’s Market losses attributable to the noncontrolling interest which reduced pre-tax income but did not impact tax expense, partially offset by the utilization of tax credits and deductions.

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

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2019	2018
Deferred tax assets:
Compensation related costs	$406	$350
Lease liabilities	1,872	81
Closed store reserves	55	41
Net operating loss and credit carryforwards	100	110
Deferred Income	172	84
Allowance for uncollectible receivables	93	18
Other	—	9

Subtotal	2,698	693
Valuation allowance	(55)	(54)

Total deferred tax assets	2,643	639

Deferred tax liabilities:
Depreciation and amortization	(1,942)	(1,850)
Operating lease assets	(1,782)	—
Insurance related costs	(28)	(38)
Inventory related costs	(252)	(257)
Equity investments in excess of tax basis	(94)	(56)
Other	(11)	—

Total deferred tax liabilities	(4,109)	(2,201)

Deferred taxes	$(1,466)	$(1,562)

At February 1, 2020, the Company had net operating loss carryforwards for state income tax purposes of $1,197. These net operating loss carryforwards expire from 2020 through 2039.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At February 1, 2020, the Company had state credit carryforwards of $47, most of which expire from 2020 through 2027.  The utilization of certain of the Company’s credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions with respect to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations. As of February 1, 2020, February 2, 2019 and February 3, 2018 the total valuation allowance was $55, $54 and $62, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2019	2018	2017
Beginning balance	$174	$180	$177
Additions based on tax positions related to the current year	13	7	11
Reductions based on tax positions related to the current year	—	(1)	(1)
Additions for tax positions of prior years	8	23	6
Reductions for tax positions of prior years	(1)	(22)	(8)
Settlements	(19)	(10)	—
Lapse of statute	(1)	(3)	(5)
Ending balance	$174	$174	$180

The Company does not anticipate that changes in the amount of unrecognized tax benefits over the next twelve months will have a significant impact on its results of operations or financial position.

As of February 1, 2020, February 2, 2019 and February 3, 2018 the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $74, $72 and $88, respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense. During the years ended February 1, 2020, February 2, 2019 and February 3, 2018, the Company recognized approximately $7, $2 and $8, respectively, in interest and penalties. The Company had accrued approximately $30, $30 and $28 for the payment of interest and penalties as of February 1, 2020, February 2, 2019 and February 3, 2018.

As of February 1, 2020, the Internal Revenue Service had concluded its examination of all federal tax returns up to and including the return for the year ended January 30, 2016.

6.	DEBT OBLIGATIONS

Long-term debt consists of:

	February 1,	February 2,
	2020	2019
1.50% to 8.00% Senior Notes due through 2049	$11,598	$12,097
5.63% to 12.75% Mortgages due through 2027	12	14
1.77% to 2.63% Commercial paper borrowings due through February 2020	1,150	800
3.37% Term Loan	—	1,000
Other	496	440

Total debt, excluding obligations under finance leases	13,256	14,351
Less current portion	(1,926)	(3,103)

Total long-term debt, excluding obligations under finance leases	$11,330	$11,248

In 2019, the Company issued $750 of senior notes due in fiscal year 2049 bearing an interest rate of 3.95%. In connection with the senior note issuances, the Company also terminated forward-starting interest rate swap agreements with an aggregate notional amount of $300. These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the fourth quarter of 2019. Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $12, $10 net of tax, has been deferred in Accumulated Other Comprehensive Loss and will continue to amortize to earnings as the interest payments are made. The Company repaid $750 of senior notes bearing an interest rate of 6.15%, with proceeds from the senior notes issuances. During 2019, the Company also repaid, upon maturity, $1,000 term loan bearing an interest rate of 3.37% and $500 of senior notes bearing an interest rate of 1.50%, using cash generated by operations and proceeds from issuing commercial paper.

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

As of February 1, 2020, the Company had $1,150 of commercial paper borrowings, with a weighted average interest rate of 1.77% and no borrowings under the Credit Agreement. As of February 2, 2019, the Company had $800 of commercial paper borrowings, with a weighted average interest rate of 2.63% and no borrowings under the Credit Agreement.

As of February 1, 2020, the Company had outstanding letters of credit in the amount of $362, of which $2 reduces funds available under the Credit Agreement.  As of February 2, 2019, the Company had outstanding letters of credit in the amount of $363, of which $3 reduces funds available under the Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2019, and for the years subsequent to 2019 are:

2020	$1,926
2021	804
2022	894
2023	594
2024	495
Thereafter	8,543

Total debt	$13,256

7.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Interest Rate Swaps

The Company did not have any outstanding interest rate derivatives classified as fair value hedges as of February 1, 2020 and February 2, 2019.

Cash Flow Forward-Starting Interest Rate Swaps

As of February 1, 2020, the Company had seven forward-starting interest rate swap agreements with a maturity date of January 2021 with an aggregate notional amount totaling $350. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuance of debt in January 2021. Accordingly, the forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP. As of February 1, 2020, the fair value of the interest rate swaps was recorded in other long-term liabilities for $19 and accumulated other comprehensive loss for $17 net of tax.

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

During 2019, the Company terminated six forward-starting interest rate swaps with maturity dates of January 2020 with an aggregate notional amount totaling $300. These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the fourth quarter of 2019. Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $12, $10 net of tax, has been deferred in AOCI and will be amortized to earnings as the interest payments are made.

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

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2019, 2018 and 2017:

	Year-To-Date
	Amount of Gain/(Loss) in			Amount of Gain/(Loss)
	AOCI on Derivative			Reclassified from AOCI into			Location of Gain/(Loss)
Derivatives in Cash Flow Hedging	(Effective Portion)			Income (Effective Portion)			Reclassified into Income
Relationships	2019	2018	2017	2019	2018	2017	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(42)	$6	$24	$(4)	$(5)	$(3)	Interest expense

*

The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to end of 2019, 2018 and 2017, respectively.

For the above cash flow interest rate swaps, the Company has entered into International Swaps and Derivatives Association master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. These master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of February 1, 2020 and February 2, 2019, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of February 1, 2020 and February 2, 2019:

Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
February 1, 2020	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$19	$—	$19	$—	$—	$19

Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
February 2, 2019	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$33	$—	$33	$—	$—	$33

8.	FAIR VALUE MEASUREMENTS

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at February 1, 2020 and February 2, 2019:

February 1, 2020 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$840	$—	$—	$840
Other Investment	—	—	41	41
Interest Rate Hedges	—	(19)	—	(19)
Total	$840	$(19)	$41	$862

February 2, 2019 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$671	$—	$—	$671
Other Investment	—	—	22	22
Interest Rate Hedges	—	33	—	33
Total	$671	$33	$22	$726

In 2018, realized gains on Level 1, available-for-sale securities totaled $5.

The Company values interest rate hedges using observable forward yield curves. These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment. See Note 3 for further discussion related to the Company’s carrying value of goodwill. Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 1 for further discussion of the Company’s policies and recorded amounts for impairments of long-lived assets and valuation of store lease exit costs. In 2019, long-lived assets with a carrying amount of $152 were written down to their fair value of $32, resulting in an impairment charge of $120, which included the 35 planned store closures. In 2018, long-lived assets with a carrying amount of $85 were written down to their fair value of $29, resulting in an impairment charge of $56. In 2018, the Company entered into an agreement with a third party. As part of the consideration for entering the agreement, the Company received a financial instrument of $22.

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

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends. At February 1, 2020, the fair value of total debt excluding obligation under finance leases was $14,649 compared to a carrying value of $13,256. At February 2, 2019, the fair value of total debt excluding obligation under finance leases was $14,190 compared to a carrying value of $14,351.

Contingent Consideration

As a result of the Home Chef merger, the Company recognized a contingent liability of $91 on the acquisition date. The contingent consideration was measured using unobservable (Level 3) inputs and is included in “Other long-term liabilities” within the Consolidated Balance Sheet.  The liability is remeasured to fair value at each reporting period, and the change in fair value, including accretion for the passage of time, is recognized in net earnings until the contingency is resolved. In 2019, an adjustment to decrease the contingent consideration liability as of year-end 2019 was recorded for ($69) in OG&A expense. In 2018, an adjustment to increase the contingent consideration liability as of year-end 2018 was recorded for $33 in OG&A expense.

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

The fair values of certain investments recorded in “other assets” within the Consolidated Balance Sheets were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate. At February 1, 2020 and February 2, 2019, the carrying and fair value of long-term investments for which fair value is determinable was $278 and $155, respectively. At February 1, 2020 and February 2, 2019, the carrying value of notes receivable for which fair value is determinable was $210 and $146, respectively.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended February 1, 2020 and February 2, 2019:

			Pension and
	Cash Flow		Postretirement
	Hedging	Available for sale	Defined Benefit
	Activities(1)	Securities(1)	Plans(1)	Total(1)
Balance at February 3, 2018	$24	$4	$(499)	$(471)
OCI before reclassifications(2)	(23)	(4)	104	77
Amounts reclassified out of AOCI(3)	5	—	43	48
Net current-period OCI	(18)	(4)	147	125
Balance at February 2, 2019	$6	$—	$(352)	$(346)

Balance at February 2, 2019	$6	$—	$(352)	$(346)
Cumulative effect of accounting change(4)	(5)	—	(141)	(146)
OCI before reclassifications(2)	(47)	—	(134)	(181)
Amounts reclassified out of AOCI(3)	4	—	29	33
Net current-period OCI	(48)	—	(246)	(294)
Balance at February 1, 2020	$(42)	$—	$(598)	$(640)
(1)	All amounts are net of tax.
(2)	Net of tax of $(8), $(1) and $32 for cash flow hedging activities, available for sale securities and pension and postretirement defined benefit plans, respectively, as of February 2, 2019. Net of tax of ($17) and ($42) for cash flow hedging activities and pension and postretirement defined benefit plans, respectively, as of February 1, 2020.
(3)	Net of tax of $13 and $3 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 2, 2019. Net of tax of $9 and $3 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 1, 2020.
(4)	Related to the adoption of ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (see Note 18 for additional details).

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended February 1, 2020, February 2, 2019 and February 3, 2018:

	For the year ended	For the year ended	For the year ended
	February 1, 2020	February 2, 2019	February 3, 2018

Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$7	$8	$6
Tax expense	(3)	(3)	(3)
Net of tax	4	5	3

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	38	56	69
Tax expense	(9)	(13)	(20)
Net of tax	29	43	49
Total reclassifications, net of tax	$33	$48	$52
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension expense.

10.	LEASES AND LEASE-FINANCED TRANSACTIONS

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

The following table provides supplemental balance sheet classification information related to leases:

		February 1,	February 2,
	Classification	2020	2019
Assets
Operating	Operating lease assets	$6,814	$—
Finance	Property, plant and equipment, net(1)	690	721

Total leased assets		$7,504	$721

Liabilities
Current
Operating	Current portion of operating lease liabilities	$597	$—
Finance	Current portion of long-term debt including obligations under finance leases	39	54

Noncurrent
Operating	Noncurrent operating lease liabilities	6,505	—
Finance	Long-term debt including obligations under finance leases	781	824

Total lease liabilities		$7,922	$878
(1)	Finance lease assets are recorded net of accumulated amortization of $276 and $345 as of February 1, 2020 and February 2, 2019.

The following table provides the components of lease cost:

		Year-To-Date
Lease Cost	Classification	February 1, 2020
Operating lease cost(1)	Rent Expense	$1,000
Sublease and other rental income	Rent Expense	(116)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	53
Interest on lease liabilities	Interest Expense	48

Net lease cost		$985
(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
2020	$932	$84	$1,016
2021	884	95	979
2022	772	80	852
2023	758	86	844
2024	637	81	718
Thereafter	6,353	757	7,110

Total lease payments	10,336	1,183	$11,519

Less amount representing interest	3,234	363

Present value of lease liabilities(1)	$7,102	$820
(1)	Includes the current portion of $597 for operating leases and $39 for finance leases.

Total future minimum rentals under non-cancellable subleases at February 1, 2020 were $296.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

February 1, 2020
Weighted-average remaining lease term (years)
Operating leases	16.0
Finance leases	15.3
Weighted-average discount rate
Operating leases	4.3%
Finance leases	5.4%

The following table provides supplemental cash flow information related to leases:

Year-To-Date
February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$942
Operating cash flows from finance leases	48
Financing cash flows from finance leases	45
Leased assets obtained in exchange for new operating lease liabilities	849
Leased assets obtained in exchange for new finance lease liabilities	233
Net gain recognized from sale and leaseback transactions(1)	58
Impairment of operating lease assets(2)	81
Impairment of finance lease assets	40
(1)	In 2019, the Company entered into sale leaseback transactions related to nine properties, which resulted in total proceeds of $113.
(2)	Impairment of operating lease assets includes $11 related to Lucky’s Market.

The Company adopted new lease accounting guidance in the first quarter of 2019 as discussed in Note 1 and Note 18, and as required, the following disclosure is provided for periods prior to adoption. Minimum annual rentals and payments under capital leases and lease-financed transactions for the five years subsequent to February 2, 2019 and in the aggregate are listed below. Amounts in the table below only include payments through the noncancelable lease term.

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

	For the year ended			For the year ended			For the year ended
	February 1, 2020			February 2, 2019			February 3, 2018
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,640	799	$2.05	$3,076	810	$3.80	$1,890	895	$2.11
Dilutive effect of stock options		6			8			9

Net earnings attributable to The Kroger Co. per diluted common share	$1,640	805	$2.04	$3,076	818	$3.76	$1,890	904	$2.09

The Company had combined undistributed and distributed earnings to participating securities totaling $19, $34 and $17 in 2019, 2018 and 2017, respectively.

The Company had stock options outstanding for approximately 18.4 million, 10.1 million and 15.6 million shares, respectively, for the years ended February 1, 2020, February 2, 2019, and February 3, 2018, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

12.	STOCK-BASED COMPENSATION

The Company recognizes compensation expense for all share-based payments granted. The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award based on the fair value at the date of the grant.

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

In addition to the stock options described above, the Company awards restricted stock to employees and nonemployee directors under various plans. The restrictions on these awards generally lapse between one and five years from the date of the awards. The Company determines the fair value for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award.

At February 1, 2020, approximately 58 million common shares were available for future options or restricted stock grants under the 2011, 2014, and 2019 Long-Term Incentive Plans (the “Plans”). Options granted reduce the shares available under the Plans at a ratio of one to one. Restricted stock grants reduce the shares available under the Plans at a ratio of 2.83 to one.

Equity awards granted are based on the aggregate value of the award on grant date. This can affect the number of shares granted in a given year as equity awards. Excess tax benefits related to equity awards are recognized in the provision for income taxes. Equity awards may be approved at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings. The 2019 primary grants were made in conjunction with the March and June meetings of the Company’s Board of Directors.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2016	34.3	$21.32
Granted	7.0	$23.00
Exercised	(3.8)	$14.08
Canceled or Expired	(0.8)	$28.29

Outstanding, year-end 2017	36.7	$22.23
Granted	2.7	$27.88
Exercised	(4.4)	$15.34
Canceled or Expired	(0.9)	$28.05

Outstanding, year-end 2018	34.1	$23.42
Granted	3.1	$24.63
Exercised	(4.0)	$14.17
Canceled or Expired	(1.0)	$28.87

Outstanding, year-end 2019	32.2	$24.52

A summary of options outstanding, exercisable and expected to vest at February 1, 2020 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Options Outstanding	32.2	5.35	$24.52	153
Options Exercisable	22.5	4.24	$23.50	134
Options Expected to Vest	9.5	7.90	$26.89	19

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2016	7.4	$32.09
Granted	5.8	$23.04
Lapsed	(3.6)	$31.05
Canceled or Expired	(0.4)	$29.26

Outstanding, year-end 2017	9.2	$26.78
Granted	4.6	$27.99
Lapsed	(4.4)	$25.93
Canceled or Expired	(0.6)	$26.57

Outstanding, year-end 2018	8.8	$27.86
Granted	5.4	$22.72
Lapsed	(4.1)	$28.07
Canceled or Expired	(0.8)	$25.68

Outstanding, year-end 2019	9.3	$24.85

The weighted-average grant date fair value of stock options granted during 2019, 2018 and 2017 was $6.00, $6.78 and $4.71, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations. The decrease in the fair value of the stock options granted during 2019, compared to 2018, resulted primarily from a decrease in the Company’s share price, partially offset by an increase in the weighted average expected volatility. The increase in the fair value of the stock options granted during 2018, compared to 2017, resulted primarily from an increase in the Company’s share price, which decreased the expected dividend yield, an increase in the weighted average expected volatility and the weighted average risk-free interest rate also contributed to the increase in fair value.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2019		2018		2017
Weighted average expected volatility	25.37%		24.50%		22.78%
Weighted average risk-free interest rate	2.54%		2.82%		2.21%
Expected dividend yield	2.00%		2.00%		2.20%
Expected term (based on historical results)	7.2	years	7.2	years	7.2	years

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

Total stock compensation recognized in 2019, 2018 and 2017 was $155, $154 and $151, respectively. Stock option compensation recognized in 2019, 2018 and 2017 was $24, $25 and $32, respectively. Restricted shares compensation recognized in 2019, 2018 and 2017 was $131, $129 and $119, respectively.

The total intrinsic value of stock options exercised was $51, $58 and $55 in 2019, 2018 and 2017, respectively. The total amount of cash received in 2019 by the Company from the exercise of stock options granted under share-based payment arrangements was $55. As of February 1, 2020, there was $194 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under Plans. This cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of options that vested was $26, $30 and $29 in 2019, 2018 and 2017, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors. During 2019, the Company repurchased approximately two million common shares in such a manner.

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

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at February 1, 2020. The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized two billion common shares, $1 par value per share.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $400, $727 and $1,567 under these repurchase programs in 2019, 2018 and 2017, respectively.

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

In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $65, $83 and $66 under the stock option program during 2019, 2018 and 2017, respectively.

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

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of AOCI. The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were February 1, 2020 for fiscal 2019 and February 2, 2019 for fiscal 2018.

Amounts recognized in AOCI as of February 1, 2020 and February 2, 2019 consists of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2019	2018	2019	2018	2019	2018
Net actuarial loss (gain)	$955	$837	$(109)	$(130)	$846	$707
Prior service credit	—	—	(68)	(66)	(68)	(66)

Total	$955	$837	$(177)	$(196)	$778	$641

Amounts in AOCI expected to be recognized as components of net periodic pension or postretirement benefit costs in the next fiscal year are as follows (pre-tax):

	Pension Benefits	Other Benefits	Total
	2020	2020	2020
Net actuarial loss (gain)	$35	$(9)	$26
Prior service credit	—	(12)	(12)

Total	$35	$(21)	$14

Other changes recognized in other comprehensive income (loss) in 2019, 2018 and 2017 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Incurred net actuarial loss (gain)	$179	$(126)	$322	$9	$(10)	$(20)	$188	$(136)	$302
Amortization of prior service credit	—	—	—	11	11	8	11	11	8
Amortization of net actuarial gain (loss)	(61)	(77)	(88)	12	10	11	(49)	(67)	(77)
Settlement recognition of net actuarial loss	—	—	(502)	—	—	—	—	—	(502)
Other	(1)	—	—	(12)	—	(28)	(13)	—	(28)
Total recognized in other comprehensive income (loss)	117	(203)	(268)	20	11	(29)	137	(192)	(297)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$165	$(127)	$323	$11	$5	$(30)	$176	$(122)	$293

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,994	$3,235	$298	$328	$200	$202
Service cost	32	35	1	2	6	7
Interest cost	124	124	12	12	8	8
Plan participants’ contributions	—	—	—	—	13	13
Actuarial (gain) loss	545	(134)	41	(13)	9	(9)
Plan curtailments	—	(92)	—	(6)	—	—
Benefits paid	(180)	(174)	(21)	(24)	(26)	(21)
Other	3	—	(3)	(1)	(12)	—

Benefit obligation at end of fiscal year	$3,518	$2,994	$328	$298	$198	$200

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$3,010	$2,943	$—	$—	$—	$—
Actual return on plan assets	590	46	—	—	—	—
Employer contributions	—	185	21	25	13	8
Plan participants’ contributions	—	—	—	—	13	13
Benefits paid	(180)	(174)	(21)	(24)	(26)	(21)
Other	2	10	—	(1)	—	—

Fair value of plan assets at end of fiscal year	$3,422	$3,010	$—	$—	$—	$—
Funded status and net asset and liability recognized at end of fiscal year	$(96)	$16	$(328)	$(298)	$(198)	$(200)

As of February 1, 2020, other assets and other current liabilities include $19 and $33, respectively, of the net asset and liability recognized for the above benefit plans. As of February 2, 2019, other assets and other current liabilities include $47 and $35, respectively, of the net asset and liability recognized for the above benefit plans.

In 2018, the Company contributed $185, $117 net of tax, to the company-sponsored pension plan. This contribution was designated to the 2017 tax year in order to deduct the contributions at the previous year tax rate. The Company announced changes to certain non-union company-sponsored pension plans. The Company froze the compensation and service periods used to calculate pension benefits for active employees who participate in the affected pension plans as of December 31, 2019. Beginning January 1, 2020, the affected active employees no longer accrue additional benefits for future service and eligible compensation received under these plans.

As of February 1, 2020 and February 2, 2019, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2019	2018	2017	2019	2018	2017
Discount rate — Benefit obligation	3.01%	4.23%	4.00%	2.97%	4.19%	3.93%
Discount rate — Net periodic benefit cost	4.23%	4.00%	4.25%	4.19%	3.93%	4.18%
Expected long-term rate of return on plan assets	6.00%	5.90%	7.50%
Rate of compensation increase — Net periodic benefit cost	3.04%	3.03%	3.07%
Rate of compensation increase — Benefit obligation	3.03%	3.04%	3.03%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 3.01% and 2.97% discount rates as of year-end 2019 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant. A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 1, 2020, by approximately $401.

The Company’s 2019 assumed pension plan investment return rate was 6.00% compared to 5.90% in 2018 and 7.50% in 2017. The value of all investments in the company-sponsored defined benefit pension plans during the calendar year ended December 31, 2019, net of investment management fees and expenses, increased 18.3% and for fiscal year 2019 investments increased 19.7%. Historically, the Company’s pension plans’ average rate of return was 7.6% for the 10 calendar years ended December 31, 2019, net of all investment management fees and expenses. For the past 20 years, the Company’s pension plans’ average annual rate of return has been 6.70%. At the beginning of 2018, to determine the expected rate of return on pension plan assets held by the Company for 2018, the Company considered current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.

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

On February 1, 2020, the Company adopted an updated assumption for generational mortality improvement, based on additional years of published mortality experience.

The pension benefit unfunded status increased in 2019, compared to 2018, due to the decrease in discount rate from 2018 to 2019, assumption changes related to the Company’s experience study, partially offset by higher than anticipated asset returns.

The following table provides the components of the Company’s net periodic benefit costs for 2019, 2018 and 2017:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$32	$35	$53	$1	$2	$2	$6	$7	$8
Interest cost	124	124	163	12	12	13	8	8	9
Expected return on plan assets	(182)	(174)	(233)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(11)	(11)	(8)
Actuarial (gain) loss	55	69	79	6	8	9	(12)	(10)	(11)
Settlement loss recognized	—	—	502	—	—	—	—	—	—
Other	—	—	—	—	—	3	—	—	1
Net periodic benefit cost	$29	$54	$564	$19	$22	$27	$(9)	$(6)	$(1)

The following table provides the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and the fair value of plan assets for those company-sponsored pension plans with accumulated benefit obligations in excess of plan assets.

	Qualified Plans		Non-Qualified Plans
	2019	2018	2019	2018
PBO at end of fiscal year	$3,272	$295	$328	$298
ABO at end of fiscal year	$3,271	$293	$328	$291
Fair value of plan assets at end of year	$3,157	$263	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension	Other
	Benefits	Benefits
2020	$208	$12
2021	$215	$12
2022	$224	$13
2023	$213	$13
2024	$217	$13
2025 —2029	$1,104	$69

The following table provides information about the target and actual pension plan asset allocations as of February 1, 2020.

		Actual
	Target allocations	Allocations
	2019	2019	2018
Pension plan asset allocation
Global equity securities	2.0%	4.3%	4.2%
Emerging market equity securities	1.0	2.3	2.3
Investment grade debt securities	80.0	77.8	73.2
High yield debt securities	4.0	2.9	3.5
Private equity	10.0	8.1	9.5
Hedge funds	—	2.8	4.5
Real estate	3.0	1.8	2.8

Total	100.0%	100.0%	100.0%

Investment objectives, policies and strategies are set by the Retirement Benefit Plan Management Committee (the “Committee”).  The primary objectives include holding and investing the assets and distributing benefits to participants and beneficiaries of the pension plans.  Investment objectives have been established based on a comprehensive review of the capital markets and each underlying plan’s current and projected financial requirements.  The time horizon of the investment objectives is long-term in nature and plan assets are managed on a going-concern basis.

Investment objectives and guidelines specifically applicable to each manager of assets are established and reviewed annually.  Derivative instruments may be used for specified purposes, including rebalancing exposures to certain asset classes.  Any use of derivative instruments for a purpose or in a manner not specifically authorized is prohibited, unless approved in advance by the Committee.

The target allocations shown for 2019 were established in 2019 in conjunction with the continuation of the Company’s transition to a LDI strategy, which began in 2017. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability. This LDI strategy will be phased in over time as the Company is able to transition out of illiquid investments. During this transition, the Company’s target allocation will change by increasing the Company’s fixed income instruments. Cash flow from employer contributions and redemption of plan assets to fund participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.

The Company did not make any contributions to its company-sponsored pension plans in 2019 and the Company is not required to make any contributions to these plans in 2020. If the Company does make any contributions in 2020, the Company expects these contributions will decrease its required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions. The Company expects 2020 benefit costs for company-sponsored pension plans to be approximately ($16).

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 5.70% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.50% ultimate health care cost trend rate in 2037, to determine its expense.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components	$2	$(1)
Effect on postretirement benefit obligation	$22	$(18)

The following tables, set forth by level, within the fair value hierarchy, the Qualified Plans’ assets at fair value as of February 1, 2020 and February 2, 2019:

Assets at Fair Value as of February 1, 2020

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$186	$—	$—	$—	$186
Corporate Stocks	78	—	—	—	78
Corporate Bonds	—	1,157	—	—	1,157
U.S. Government Securities	—	194	—	—	194
Mutual Funds	305	—	—	—	305
Collective Trusts	—	—	—	945	945
Hedge Funds	—	—	43	51	94
Private Equity	—	—	—	275	275
Real Estate	—	—	43	17	60
Other	—	128	—	—	128
Total	$569	$1,479	$86	$1,288	$3,422

Assets at Fair Value as of February 2, 2019

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$126	$—	$—	$—	$126
Corporate Stocks	66	—	—	—	66
Corporate Bonds	—	896	—	—	896
U.S. Government Securities	—	240	—	—	240
Mutual Funds	257	—	—	—	257
Collective Trusts	—	—	—	805	805
Hedge Funds	—	—	49	85	134
Private Equity	—	—	—	285	285
Real Estate	—	—	67	19	86
Other	—	115	—	—	115
Total	$449	$1,251	$116	$1,194	$3,010

Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented for these investments in the preceding tables are intended to permit reconciliation of the fair value hierarchies to the total fair value of plan assets.

For measurements using significant unobservable inputs (Level 3) during 2019 and 2018, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, February 3, 2018	$56	68
Contributions into Fund	—	9
Realized gains	1	12
Unrealized losses	4	(5)
Distributions	(16)	(15)
Other	4	(2)

Ending balance, February 2, 2019	49	67
Contributions into Fund	2	3
Realized gains	(2)	23
Unrealized gains	—	(17)
Distributions	(11)	(33)
Other	5	—

Ending balance, February 1, 2020	$43	$43

See Note 8 for a discussion of the levels of the fair value hierarchy. The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the Qualified Plans’ assets measured at fair value in the above tables:

●	Cash and cash equivalents: The carrying value approximates fair value.

●	Corporate Stocks: The fair values of these securities are based on observable market quotations for identical assets and are valued at the closing price reported on the active market on which the individual securities are traded.

●	Corporate Bonds: The fair values of these securities are primarily based on observable market quotations for similar bonds, valued at the closing price reported on the active market on which the individual securities are traded. When such quoted prices are not available, the bonds are valued using a discounted cash flow approach using current yields on similar instruments of issuers with similar credit ratings, including adjustments for certain risks that may not be observable, such as credit and liquidity risks.

●	U.S. Government Securities: Certain U.S. Government securities are valued at the closing price reported in the active market in which the security is traded. Other U.S. government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for similar securities, the security is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

●	Mutual Funds: The fair values of these securities are based on observable market quotations for identical assets and are valued at the closing price reported on the active market on which the individual securities are traded.

●	Collective Trusts: The collective trust funds are public investment vehicles valued using a Net Asset Value (NAV) provided by the manager of each fund. These assets have been valued using NAV as a practical expedient.

●	Hedge Funds: The Hedge funds classified as Level 3 include investments that are not readily tradeable and have valuations that are not based on readily observable data inputs. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. Certain other hedge funds are private investment vehicles valued using a NAV provided by the manager of each fund. These assets have been valued using NAV as a practical expedient.

●	Private Equity: Private Equity investments are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments. Fair values of all investments are adjusted annually, if necessary, based on audits of the private equity fund financial statements; such adjustments are reflected in the fair value of the plan’s assets.

●	Real Estate: Real estate investments include investments in real estate funds managed by a fund manager. These investments are valued using a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches. The valuations for these investments are not based on readily observable inputs and are classified as Level 3 investments. Certain other real estate investments are valued using a NAV provided by the manager of each fund. These assets have been valued using NAV as a practical expedient.

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

The Company contributed and expensed $264, $263 and $219 to employee 401(k) retirement savings accounts in 2019, 2018 and 2017, respectively. The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

In 2019, the Company approved and implemented a plan to reorganize certain portions of its division management structure.  This reorganization is expected to increase operational effectiveness and reduce overhead costs while maintaining a high quality customer experience.  The Company recorded a charge for severance and related benefits of $80, $61 net of tax, in 2019, which is included in the OG&A caption within the Consolidated Statements of Operations.  Of the total charge, $42 remains unpaid as of February 1, 2020 and is included in Other Current Liabilities within the Consolidated Balance Sheet.

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP. The Company made cash contributions to these plans of $461 in 2019, $358 in 2018 and $954 in 2017. The increase in 2017, compared to 2019 and 2018, is primarily due to the $467 pre-tax payment to satisfy withdrawal obligations of certain local unions of the Central States Pension Fund and the 2017 United Food and Commercial Workers (“UFCW”) contribution.

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

The Company is currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and has sole investment authority over these assets.  The Company became the fiduciary of the IBT Consolidated Pension Fund in 2017 due to the ratification of a new labor contract with the IBT that provided certain local unions of the Company to withdraw from the Central States Pension Fund. Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

●	In 2019, the Company incurred a $135 charge, $104 net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension plan funds.

●	In 2018, the Company incurred a $155 charge, $121 net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension plan fund.

●	In 2017, the Company incurred a $550 charge, $360 net of tax, for obligations related to withdrawals from and settlements of withdrawal liabilities for certain multi-employer pension plan funds, of which $467 was contributed to the Central States Pension Plan in 2017.

●	In 2017, the Company contributed $111, $71 net of tax, to the UFCW Consolidated Pension Plan.

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

The Company’s participation in multi-employer plans is outlined in the following tables. The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number. The most recent Pension Protection Act Zone Status available in 2019 and 2018 is for the plan’s year-end at December 31, 2018 and December 31, 2017, respectively. Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2018 and December 31, 2017. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2019, 2018 and 2017.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2019	2018	Implemented	2019	2018	2017	Imposed (5)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1)(2)	95-1939092 - 001	Yellow	Yellow	Implemented	$75	$71	$66	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	19	19	18	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1)(3)	91-6069306 – 001	Yellow	Green	Implemented	25	23	20	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	23	20	19	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Green	No	9	9	9	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	10	11	11	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Yellow	Yellow	Implemented	10	10	10	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1)(4)	51-6055922 - 001	Green	Green	No	32	32	33	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	34	34	34	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	—	18	492	No
UFCW Consolidated Pension Plan(1)	58-6101602 – 001	Green	Green	No	174	55	201	No
IBT Consolidated Pension Plan(1)(6)	82-2153627 - 001	N/A	N/A	No	33	37	—	No
Other(7)					17	19	41
Total Contributions					$461	$358	$954
(1)	The Company's multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2019 and March 31, 2018.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2018 and September 30, 2017.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2018 and June 30, 2017.
(5)	Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 1, 2020, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(6)	The plan was formed after 2006, and therefore is not subject to zone status certifications.
(7)	The increase in 2017, compared to 2019 and 2018, in the "Other" funds is due primarily to withdrawal settlement payments for certain multi-employer funds in 2017.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date	Most Significant Collective
	of Collective	Bargaining Agreements(1)
	Bargaining	(not in millions)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	June 2020 to March 2022	2	June 2020 to March 2022
UFCW Consolidated Pension Plan	March 2020 to May 2023	4	April 2020 to August 2022
Desert States Employers & UFCW Unions Pension Plan	October 2020 to February 2022	1	October 2020
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	April 2020 to February 2023	4	May 2022 to August 2022
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2022	1	January 2022
Oregon Retail Employees Pension Plan (2)	August 2021 to March 2023	3	August 2021 to July 2022
Bakery and Confectionary Union & Industry International Pension Fund	December 2019 (2) to July 2022	4	May 2020 to October 2021
Retail Food Employers & UFCW Local 711 Pension	June 2017 (2) to April 2020	1	March 2019 (2)
United Food & Commercial Workers Intl Union — Industry Pension Fund	November 2019 (2) to August 2023	2	July 2023 to August 2023
Western Conference of Teamsters Pension Plan	September 2020 to April 2022	4	September 2020 to April 2022
International Brotherhood of Teamsters Consolidated Pension Fund	September 2019 (2) to September 2022	3	September 2019 (2) to September 2022
(1)	This column represents the number of significant collective bargaining agreements and their expiration date for each of the Company’s pension funds listed above. For purposes of this table, the “significant collective bargaining agreements” are the largest based on covered employees that, when aggregated, cover the majority of the employees for which we make multi-employer contributions for the referenced pension fund.
(2)	Certain collective bargaining agreements for each of these pension funds are operating under an extension.

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,252 in 2019, $1,282 in 2018 and $1,247 in 2017.

17.	HELD FOR SALE AND DISPOSAL OF BUSINESS

During the second quarter of 2018, the Company announced that as a result of a review of its assets, the Company had decided to explore strategic alternatives for its Turkey Hill Dairy business, including a potential sale. Additionally during the fourth quarter of 2018, the Company announced that it had entered into a definitive agreement to sell its You Technology business.

The following table presents information related to the major classes of assets and liabilities of all business that were classified as assets and liabilities held for sale in the Consolidated Balance Sheet as of February 2, 2019:

February 2,
(In millions)	2019
Assets held for sale:
Cash and temporary cash investments	$1
Receivables	64
FIFO inventory	21
LIFO reserve	(1)
Prepaid and other current assets	3
Property, plant and equipment, net	77
Goodwill	1
Total assets held for sale	$166

Liabilities held for sale:
Trade accounts payable	$26
Accrued salaries and wages	8
Other current liabilities	17
Total liabilities held for sale	$51

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

In the third quarter of 2019, as a result of a portfolio review, the Company decided to divest its interest in Lucky’s Market. The Company recognized an impairment charge of $238 in the third quarter of 2019, which is included in OG&A in the Consolidated Statements of Operations. The impairment charge consists of property, plant and equipment of $200, which includes $40 of finance lease assets; goodwill of $19; operating lease assets of $11; and other charges of $8. The amount of the impairment charge attributable to The Kroger Co. is $131, $100 net of tax, with the remaining amount attributable to the minority interest. Subsequently, the decision was made by Lucky’s Market to file for bankruptcy in January 2020, which led the Company to fully write off the value of its investment and deconsolidate Lucky’s Market from the consolidated financial statements. This resulted in an additional non-cash charge of $174, $125 net of tax, in the fourth quarter of 2019, which is included in OG&A in the Consolidated Statements of Operations. The amount of the total 2019 charge attributable to The Kroger Co. is $305, $225 net of tax. The Company maintains liabilities associated with certain property related guarantees that will result in the Company making payments to settle these over time.

18.	RECENTLY ADOPTED ACCOUNTING STANDARDS

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

19.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

20.	QUARTERLY DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2019 and 2018.

	Quarter
	First	Second	Third	Fourth	Total Year
2019	(16 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(52 Weeks)
Sales	$37,251	$28,168	$27,974	$28,893	$122,286

Operating Expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	28,983	22,007	21,798	22,507	95,294
Operating, general and administrative	6,314	4,811	5,097	4,985	21,208
Rent	274	200	201	209	884
Depreciation and amortization	779	591	624	655	2,649

Operating profit	901	559	254	537	2,251

Other income (expense)
Interest expense	(197)	(130)	(137)	(140)	(603)
Non-service component of company sponsored pension plan costs	3	(4)	(1)	2	—
Mark to market gain (loss) on Ocado securities	106	(45)	106	(9)	157
Gain on sale of business	176	—	—	—	176

Net earnings before income tax expense	989	380	222	390	1,981

Income tax expense	226	93	79	71	469

Net earnings including noncontrolling interests	763	287	143	319	1,512
Net loss attributable to noncontrolling interests	(9)	(10)	(120)	(8)	(147)

Net earnings attributable to The Kroger Co.	$772	$297	$263	$327	$1,659

Net earnings attributable to The Kroger Co. per basic common share	$0.96	$0.37	$0.32	$0.40	$2.05

Average number of shares used in basic calculation	798	800	802	797	799

Net earnings attributable to The Kroger Co. per diluted common share	$0.95	$0.37	$0.32	$0.40	$2.04

Average number of shares used in diluted calculation	805	805	807	804	805

Dividends declared per common share	$0.14	$0.16	$0.16	$0.16	$0.62

Annual amounts may not sum due to rounding.

Net earnings for the first quarter of 2019 include charges to OG&A expenses of $59, $44 net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund and a reduction to OG&A of $24, $18 net of tax, for the revaluation of Home Chef contingent consideration. Gains in other income of $106, $80 net of tax, related to the sale of Turkey Hill Dairy; $70, $52 net of tax, related to the sale of You Technology; and $106, $80 net of tax, for the mark to market gain on Ocado Group plc (“Ocado”) securities.

Net earnings for the second quarter of 2019 include charges to OG&A of $27, $22 net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund and $2, $2 net of tax, for the revaluation of Home Chef contingent consideration. A charge in other income (expense) of $45, $36 net of tax, for the mark to market loss on Ocado securities.

Net earnings for the third quarter of 2019 include a charge to OG&A of $45, $35 net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund; $80, $61 net of tax, for a severance charge and related benefits; $238 including $131 attributable to the Kroger Co., $100 net of tax, for impairment of Lucky’s Market; and $4, $3 net of tax, for the revaluation of Home Chef contingent consideration. A gain in other income of $106, $81 net of tax, for the mark to market gain on Ocado securities.

Net earnings for the fourth quarter of 2019 include charges to OG&A of $4, $3 net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds; $174, $125 net of tax, for deconsolidation and impairment of Lucky’s Market; $52, $37 net of tax, for transformation costs, primarily including 35 planned store closures; and a reduction to OG&A of $51, $36 net of tax, for the revaluation of Home Chef contingent consideration. Loss in other income (expense) of $9, $6 net of tax, for the mark to market loss on Ocado securities.

	Quarter
	First	Second	Third	Fourth	Total Year
2018	(16 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(52 Weeks)
Sales	$37,722	$28,014	$27,831	$28,286	$121,852

Operating Expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	29,419	21,976	21,753	21,955	95,103
Operating, general and administrative	6,257	4,711	4,661	5,155	20,786
Rent	276	204	200	204	884
Depreciation and amortization	741	574	570	581	2,465

Operating profit	1,029	549	647	391	2,614

Other income (expense)
Interest expense	(192)	(144)	(142)	(142)	(620)
Non-service component of company sponsored pension plan costs	(10)	(4)	(6)	(7)	(26)
Mark to market gain (loss) on Ocado securities	36	216	(100)	75	228
Gain on sale of business	1,771	11	—	—	1,782

Net earnings before income tax expense	2,634	628	399	317	3,978

Income tax expense	616	127	91	66	900

Net earnings including noncontrolling interests	2,018	501	308	251	3,078
Net loss attributable to noncontrolling interests	(8)	(7)	(9)	(8)	(32)

Net earnings attributable to The Kroger Co.	$2,026	$508	$317	$259	$3,110

Net earnings attributable to The Kroger Co. per basic common share	$2.39	$0.63	$0.39	$0.32	$3.80

Average number of shares used in basic calculation	839	797	797	798	810

Net earnings attributable to The Kroger Co. per diluted common share	$2.37	$0.62	$0.39	$0.32	$3.76

Average number of shares used in diluted calculation	846	805	807	806	818

Dividends declared per common share	$0.125	$0.140	$0.140	$0.140	$0.545

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

21.	SUBSEQUENT EVENTS

On March 18, 2020, the Company proactively borrowed $1,000 from the revolving credit facility. This was a precautionary measure in order to preserve financial flexibility, reduce reliance on the commercial paper market and maintain liquidity in response to the coronavirus pandemic. Cash and temporary cash investments immediately following the borrowing were approximately $2,336.

In anticipation of future debt refinancing, the Company, subsequent to February 1, 2020, entered into three forward-starting interest rate swap agreements with a maturity date of January 2021 with an aggregate notional amount totaling $150.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of February 1, 2020, our Chief Executive Officer and Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 1, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended February 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2020.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The information required by this Item not otherwise set forth in Part I above is set forth under the headings Election of Directors, Information Concerning the Board of Directors- Committees of the Board, Information Concerning the Board of Directors- Audit Committee, Information Concerning the Board of Directors- Code of Ethics and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year 2019 (the “2020 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2020 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (1)	warrants and rights (1)	reflected in column (a))

Equity compensation plans approved by security holders	35,135,064	$24.52	57,586,095
Equity compensation plans not approved by security holders	—	$—	—
Total	35,135,064	$24.52	57,586,095
(1)The total number of securities reported includes the maximum number of common shares, 2,936,351, that may be issued under performance units granted under our long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis section of the definitive 2020 proxy statement and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account. Based on historical data, or in the case of the awards made in 2017 through 2019 and earned in 2019 the actual payout percentage, our best estimate of the number of common shares that will be issued under the performance unit grants is approximately 2,024,683.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2020 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2020 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Appointment of Kroger’s Independent Auditor in the 2020 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019
Consolidated Statements of Operations for the years ended February 1, 2020, February 2, 2019 and February 3, 2018

Consolidated Statements of Comprehensive Income for the years ended February 1, 2020, February 2, 2019 and February 3, 2018

Consolidated Statements of Cash Flows for the years ended February 1, 2020, February 2, 2019 and February 3, 2018

Consolidated Statement of Changes in Shareholders’ Equity for the years ended February 1, 2020, February 2, 2019 and February 3, 2018
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

4.2	Description of Securities

10.1*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

10.2*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.3*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

10.7*	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.8*	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

10.9*	The Kroger Co. 2014 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on July 29, 2014.

10.10*	The Kroger Co. 2019 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed with the SEC on June 28, 2019.

10.11*	Form of Restricted Stock Grant Agreement under Long-Term Incentive Cash Bonus Plans.

10.12*

Form of Restricted Stock Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.13*	Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive and Cash Bonus Plan.

10.14*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.15*	Form of Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans.

10.16*

Form of Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 12, 2017.

10.17*	Form of Performance Unit Award Under Long-Term Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 18, 2018.

10.18*	The Kroger Co. 2015 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

10.19*	The Kroger Co. 2016 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

10.20*	The Kroger Co. 2017 Long-Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2017.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 1, 2020	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 1st April 2020.

	/s/ Gary Millerchip	Senior Vice President and Chief Financial Officer
	Gary Millerchip	(principal financial officer)

	/s/ Todd A. Foley	Vice President & Corporate Controller
	Todd A Foley	(principal accounting officer)

	*	Director
Nora A. Aufreiter
	*	Director
Anne Gates
	*	Director
Susan J. Kropf
	*	Director
Karen Hoguet
	*	Chairman of the Board and Chief Executive Officer
W. Rodney McMullen
	*	Director
Jorge P. Montoya
	*	Director
Clyde R. Moore
	*	Director
James A. Runde
	*	Director
Ronald L. Sargent
	*	Director
Bobby S. Shackouls
	*	Director
Mark S. Sutton
	*	Director
Ashok Vemuri

* By:	/s/ Christine S. Wheatley
Christine S. Wheatley
Attorney-in-fact