Form 10-Q
period 2020-05-23
KROGER CO
filed 2020-06-26
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 23, 2020

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

There were 777,925,812 shares of Common Stock ($1 par value) outstanding as of June 23, 2020.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 23,	May 25,
(In millions, except per share amounts)	2020	2019
Sales	$41,549	$37,251

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	31,454	28,983
Operating, general and administrative	7,671	6,314
Rent	273	274
Depreciation and amortization	825	779

Operating profit	1,326	901

Other income (expense)
Interest expense	(174)	(197)
Non-service component of company-sponsored pension plan costs	11	3
Mark to market gain on Ocado securities	422	106
Gain on sale of businesses	—	176

Net earnings before income tax expense	1,585	989

Income tax expense	373	226

Net earnings including noncontrolling interests	1,212	763
Net loss attributable to noncontrolling interests	—	(9)

Net earnings attributable to The Kroger Co.	$1,212	$772

Net earnings attributable to The Kroger Co. per basic common share	$1.53	$0.96

Average number of common shares used in basic calculation	780	798

Net earnings attributable to The Kroger Co. per diluted common share	$1.52	$0.95

Average number of common shares used in diluted calculation	788	805

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 23,	May 25,
(In millions)	2020	2019
Net earnings including noncontrolling interests	$1,212	$763

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	3	7
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	(22)	(8)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	1	1
Cumulative effect of accounting change(4)	—	(146)

Total other comprehensive loss	(18)	(146)

Comprehensive income	1,194	617
Comprehensive loss attributable to noncontrolling interests	—	(9)
Comprehensive income attributable to The Kroger Co.	$1,194	$626
(1)	Amount is net of tax of $2 for the first quarter of 2020 and $3 for the first quarter of 2019.
(2)	Amount is net of tax of ($11) for the first quarter of 2020 and ($9) for the first quarter of 2019.
(3)	Amount is net of tax of $1 for the first quarters of 2020 and 2019.
(4)	Related to the adoption of Accounting Standards Update (“ASU”) 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 23,	February 1,
(In millions, except par amounts)	2020	2020
ASSETS
Current assets
Cash and temporary cash investments	$2,726	$399
Store deposits in-transit	1,142	1,179
Receivables	1,552	1,706
FIFO inventory	7,708	8,464
LIFO reserve	(1,411)	(1,380)
Prepaid and other current assets	458	522
Total current assets	12,175	10,890

Property, plant and equipment, net	21,790	21,871
Operating lease assets	6,831	6,814
Intangibles, net	1,044	1,066
Goodwill	3,076	3,076
Other assets	2,026	1,539

Total Assets	$46,942	$45,256

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,095	$1,965
Current portion of operating lease liabilities	669	597
Trade accounts payable	7,132	6,349
Accrued salaries and wages	1,302	1,168
Other current liabilities	4,473	4,164
Total current liabilities	14,671	14,243

Long-term debt including obligations under finance leases	12,376	12,111
Noncurrent operating lease liabilities	6,503	6,505
Deferred income taxes	1,532	1,466
Pension and postretirement benefit obligations	591	608
Other long-term liabilities	1,941	1,750

Total Liabilities	37,614	36,683

Commitments and contingencies see Note 6

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2020 and 2019	1,918	1,918
Additional paid-in capital	3,397	3,337
Accumulated other comprehensive loss	(658)	(640)
Accumulated earnings	22,062	20,978
Common shares in treasury, at cost, 1,140 shares in 2020 and 1,130 shares in 2019	(17,363)	(16,991)

Total Shareholders’ Equity - The Kroger Co.	9,356	8,602
Noncontrolling interests	(28)	(29)

Total Equity	9,328	8,573

Total Liabilities and Equity	$46,942	$45,256

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	May 23,	May 25,
(In millions)	2020	2019
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,212	$763
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	825	779
Operating lease asset amortization	193	197
LIFO charge	31	15
Stock-based employee compensation	63	48
Company-sponsored pension plan costs	(5)	11
Deferred income taxes	76	(73)
Gain on sale of businesses	—	(176)
Gain on the sale of assets	(12)	(57)
Mark to market gain on Ocado securities	(422)	(106)
Other	108	(29)
Changes in operating assets and liabilities net of effects from mergers and disposals of businesses:
Store deposits in-transit	37	115
Receivables	90	33
Inventories	756	124
Prepaid and other current assets	63	86
Trade accounts payable	783	364
Accrued expenses	167	(18)
Income taxes receivable and payable	276	63
Operating lease liabilities	(141)	(146)
Proceeds from contract associated with sale of business	—	295
Other	145	(20)

Net cash provided by operating activities	4,245	2,268

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(698)	(901)
Proceeds from sale of assets	35	117
Net proceeds from sale of businesses	—	326
Other	(26)	(6)

Net cash used by investing activities	(689)	(464)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	504	9
Payments on long-term debt including obligations under finance leases	(14)	(1,013)
Net payments on commercial paper	(1,150)	(700)
Dividends paid	(128)	(113)
Proceeds from issuance of capital stock	57	12
Treasury stock purchases	(422)	(15)
Other	(76)	(4)

Net cash used by financing activities	(1,229)	(1,824)

Net increase (decrease) in cash and temporary cash investments	2,327	(20)

Cash and temporary cash investments:
Beginning of year	399	429
End of period	$2,726	$409

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(698)	$(901)
Payments for lease buyouts	5	—
Changes in construction-in-progress payables	(62)	25
Total capital investments, excluding lease buyouts	$(755)	$(876)

Disclosure of cash flow information:
Cash paid during the year for interest	$188	$115
Cash paid during the year for income taxes	$18	$231

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at February 2, 2019	1,918	$1,918	$3,245	1,120	$(16,612)	$(346)	$19,681	$(51)	$7,835
Issuance of common stock:
Stock options exercised	—	—	—	(1)	12	—	—	—	12
Restricted stock issued	—	—	(14)	—	10	—	—	—	(4)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(15)	—	—	—	(15)
Share-based employee compensation	—	—	48	—	—	—	—	—	48
Other comprehensive loss net of income tax of ($5)	—	—	—	—	—	(146)	—	—	(146)
Cumulative effect of accounting change	—	—	—	—	—	—	146	—	146
Other	—	—	8	—	(8)	—	(5)	11	6
Cash dividends declared ($0.14 per common share)	—	—	—	—	—	—	(113)	—	(113)
Net earnings including noncontrolling interests	—	—	—	—	—	—	772	(9)	763

Balances at May 25, 2019	1,918	$1,918	$3,287	1,119	$(16,613)	$(492)	$20,481	$(49)	$8,532
Issuance of common stock:
Stock options exercised	—	—	—	(1)	6	—	—	—	6
Restricted stock issued	—	—	(109)	(2)	79	—	—	—	(30)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(8)	—	—	—	(8)
Share-based employee compensation	—	—	41	—	—	—	—	—	41
Other comprehensive loss net of income tax of ($14)	—	—	—	—	—	(45)	—	—	(45)
Other	—	—	51	—	(51)	—	—	1	1
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(131)	—	(131)
Net earnings including noncontrolling interests	—	—	—	—	—	—	297	(10)	287

Balances at August 17, 2019	1,918	$1,918	$3,270	1,116	$(16,587)	$(537)	$20,647	$(58)	$8,653
Issuance of common stock:
Stock options exercised	—	—	—	—	14	—	—	—	14
Restricted stock issued	—	—	(3)	(1)	1	—	—	—	(2)
Treasury stock activity:
Stock options exchanged	—	—	—	1	(11)	—	—	—	(11)
Share-based employee compensation	—	—	28	—	—	—	—	—	28
Other comprehensive income net of income tax of $14	—	—	—	—	—	42	—	—	42
Other	—	—	1	—	(2)	—	—	(9)	(10)
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(129)	—	(129)
Net earnings including noncontrolling interests	—	—	—	—	—	—	263	(120)	143

Balances at November 9, 2019	1,918	$1,918	$3,296	1,116	$(16,585)	$(495)	$20,781	$(187)	$8,728
Issuance of common stock:
Stock options exercised	—	—	—	(1)	23	—	—	—	23
Restricted stock issued	—	—	(2)	—	2	—	—	—	—
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(400)	—	—	—	(400)
Stock options exchanged	—	—	—	1	(31)	—	—	—	(31)
Share-based employee compensation	—	—	38	—	—	—	—	—	38
Other comprehensive income net of income tax of ($42)	—	—	—	—	—	(145)	—	—	(145)
Other	—	—	5	—	—	—	—	(2)	3
Deconsolidation of Lucky's Market	—	—	—	—	—	—	—	168	168
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(130)	—	(130)
Net earnings including noncontrolling interests	—	—	—	—	—	—	327	(8)	319

Balances at February 1, 2020	1,918	$1,918	$3,337	1,130	$(16,991)	$(640)	$20,978	$(29)	$8,573

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at February 1, 2020	1,918	1,918	3,337	1,130	(16,991)	(640)	20,978	(29)	8,573
Issuance of common stock:
Stock options exercised	—	—	—	(4)	57	—	—	—	57
Restricted stock issued	—	—	(20)	—	10	—	—	—	(10)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	12	(355)	—	—	—	(355)
Stock options exchanged	—	—	—	2	(67)	—	—	—	(67)
Share-based employee compensation	—	—	63	—	—	—	—	—	63
Other comprehensive loss net of income tax of ($8)	—	—	—	—	—	(18)	—	—	(18)
Other	—	—	17	—	(17)	—	—	1	1
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(128)	—	(128)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,212	—	1,212

Balances at May 23, 2020	1,918	$1,918	$3,397	1,140	$(17,363)	$(658)	$22,062	$(28)	$9,328

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries and other consolidated entities. The February 1, 2020 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

The unaudited information in the Consolidated Financial Statements for the first quarter May 23, 2020 and May 25, 2019, includes the results of operations of the Company for the 16-week periods then ended.

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

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	May 23,	February 1,
	2020	2020
2.20% to 8.00% Senior Notes due through 2049	$12,097	$11,598
5.63% to 12.75% Mortgages due through 2027	7	12
1.77% Commercial paper borrowings	—	1,150
Other	499	496

Total debt, excluding obligations under finance leases	12,603	13,256
Less current portion	(1,047)	(1,926)

Total long-term debt, excluding obligations under finance leases	$11,556	$11,330

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 23, 2020 and February 1, 2020. At May 23, 2020, the fair value of total debt was $14,025 compared to a carrying value of $12,603. At February 1, 2020, the fair value of total debt was $14,649 compared to a carrying value of $13,256.

On March 18, 2020, the Company proactively borrowed $1,000 under the revolving credit facility. This was a precautionary measure in order to preserve financial flexibility, reduce reliance on the commercial paper market and maintain liquidity in response to the COVID-19 pandemic. During the first quarter of 2020, the Company fully repaid the $1,000 borrowed under the revolving credit facility and the entire $1,150 in outstanding commercial paper obligations, using cash generated by operations.

In anticipation of future debt refinancing, the Company, in the first quarter of 2020, entered into three forward-starting interest rate swap agreements with a maturity date of January 2021 with an aggregate notional amount totaling $150. As of the end of the first quarter of 2020, the Company had a total of $500 notional amount of forward-starting interest rate swaps outstanding. The forward-starting interest rate swaps entered into in the first quarter of 2020 were designated as cash-flow hedges.

Additionally, in the first quarter of 2020, the Company issued $500 of senior notes due in fiscal year 2030 bearing an interest rate of 2.20%. The net proceeds of the issuance will be used for general corporate purposes and reduce reliance on the commercial paper market. As the net proceeds were not immediately needed for these purposes, the net proceeds were held in cash and temporary cash investments as of the end of the first quarter of 2020.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first quarters of 2020 and 2019.

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 23,	May 25,	May 23,	May 25,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$4	$12	$2	$2
Interest cost	34	41	2	2
Expected return on plan assets	(52)	(56)	—	—
Amortization of:
Prior service cost	—	—	(4)	(3)
Actuarial loss (gain)	11	16	(2)	(3)

Net periodic benefit cost	$(3)	$13	$(2)	$(2)

The Company is not required to make any contributions to its company-sponsored pension plans in 2020, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first quarters of 2020 and 2019.

The Company contributed $96 and $88 to employee 401(k) retirement savings accounts in the first quarter of 2020 and 2019, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded. In addition to the recurring multi-employer pension contributions the Company makes in the normal course of business, in the first quarter of 2020, the Company contributed an incremental $236, $180 net of tax, to multi-employer pension plans, helping stabilize future associate benefits.

During the first quarter of 2019, the Company incurred a charge totaling $59, $44 net of tax, due to obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund. The charge was recorded in the OG&A caption in the Consolidated Statements of Operations.

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

	First Quarter Ended			First Quarter Ended
	May 23, 2020			May 25, 2019
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,197	780	$1.53	$764	798	$0.96
Dilutive effect of stock options		8			7

Net earnings attributable to The Kroger Co. per diluted common share	$1,197	788	$1.52	$764	805	$0.95

The Company had combined undistributed and distributed earnings to participating securities totaling $15 and $8 in the first quarters of 2020 and 2019, respectively.

The Company had options outstanding for approximately 11 million and 16 million shares during the first quarters of 2020 and 2019, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	RECENTLY ADOPTED ACCOUNTING STANDARDS

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  Under the new standard, implementation costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs.  The new standard also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense.  The Company adopted this guidance on a prospective basis in the first quarter of 2020.  The implementation costs the Company capitalized during the first quarter of 2020 are included in “Other assets” in the Company’s Consolidated Balance Sheets.  The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

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

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2020 and 2019:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 2, 2019	$6	$(352)	$(346)
Cumulative effect of accounting change(2)	(5)	(141)	(146)
OCI before reclassifications(3)	(8)	—	(8)
Amounts reclassified out of AOCI(4)	1	7	8
Net current-period OCI	(12)	(134)	(146)
Balance at May 25, 2019	$(6)	$(486)	$(492)

Balance at February 1, 2020	$(42)	$(598)	$(640)
OCI before reclassifications(3)	(22)	—	(22)
Amounts reclassified out of AOCI(4)	1	3	4
Net current-period OCI	(21)	3	(18)
Balance at May 23, 2020	$(63)	$(595)	$(658)
(1)	All amounts are net of tax.
(2)	Related to the adoption of ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."
(3)	Net of tax of ($9) for cash flow hedging activities for the first quarter of 2019. Net of tax of ($11) for cash flow hedging activities for the first quarter of 2020.
(4)	Net of tax of $1 for cash flow hedging activities and $3 for pension and postretirement defined benefit plans for the first quarter of 2019. Net of tax of $1 for cash flow hedging activities and $2 for pension and postretirement defined benefit plans for the first quarter of 2020.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2020 and 2019:

	First Quarter Ended
	May 23,	May 25,
	2020	2019
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2
Tax expense	(1)	(1)
Net of tax	1	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	5	10
Tax expense	(2)	(3)
Net of tax	3	7
Total reclassifications, net of tax	$4	$8
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

8.	INCOME TAXES

The effective income tax rate was 23.5% and 22.8% for the first quarters of 2020 and 2019, respectively. The effective income tax rate for the first quarter of 2020 and 2019 differed from the federal statutory rate due to the effect of state income taxes partially offset by the utilization of tax credits and deductions.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic.  These measures include deferring the due dates of tax payments and other changes to income and non-income-based tax laws. As permitted under the CARES Act, the Company deferred its first quarter 2020 federal estimated tax payment of $150 to July 15, 2020.  The Company will also defer the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. During the first quarter of 2020, the Company deferred the employer portion of social security tax of $157 which is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.  The $157 deferral is included in “Other” within “Changes in operating assets and liabilities net of effects from mergers and disposals of businesses” in the Company’s Consolidated Statements of Cash Flows.

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

The adjusted net earnings and adjusted net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings and adjusted net earnings per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations. Net earnings for the first quarter of 2020 include the following, which we define as the “2020 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $60 million, $44 million net of tax, for the revaluation of Home Chef contingent consideration and $38 million, $28 million net of tax, for transformation costs (the “2020 OG&A Adjusted Items”).

●	Gains in other income (expense) of $422 million, $312 million net of tax, for the mark to market gain on Ocado Group plc (“Ocado”) securities (the “2020 Other Income (Expense) Adjusted Item”).

Net earnings for the first quarter of 2019 include the following, which we define as the “2019 Adjusted Items”:

●	Charges to OG&A of $59 million, $44 million net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund and a reduction to OG&A of $24 million, $18 million net of tax, for the revaluation of Home Chef contingent consideration (the “2019 OG&A Adjusted Items”).

●	Gains in other income (expense) of $106 million, $80 million net of tax, related to the sale of Turkey Hill Dairy; $70 million, $52 million net of tax, related to the sale of You Technology; and $106 million, $80 million net of tax, for the mark to market gain on Ocado securities (the “2019 Other Income (Expense) Adjusted Items”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measure and related disclosure.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “believe,” “confident,” “could,” “effect,” “estimate,” “expect,” “future,” “goal,” “growth,” “guidance,” “incremental,” “likely,” “maintain,” “may,” “plans,” “range,” “result,” “strategy,” “success,” “trend,” and “will,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” and “Outlook” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Statements elsewhere in this report and below regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. While we believe that the statements are accurate, uncertainties about the general economy, our labor relations, our ability to execute our plans on a timely basis and other uncertainties described in this report could cause actual results to differ materially.

EXECUTIVE SUMMARY – OUR PATH TO DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Our most urgent priority during the COVID-19 pandemic has been to provide a safe environment for associates and customers with open stores, ecommerce solutions and an efficiently operating supply chain so that our communities have access to fresh, affordable food and essentials. At the same time, under our Restock Kroger framework, we have made significant investments over the last several years to establish a digital ecosystem, strengthen Our Brands and our personalization capabilities, and to enhance product freshness and quality. These investments helped us build momentum in 2019, a strong start to the first quarter of 2020, and came to the forefront as we provided our customers with the fresh food and essentials they have needed during the pandemic. We believe our Restock Kroger investments will be even more important as a new normal emerges post COVID-19 and are positioning Kroger to grow customer loyalty and deliver attractive and sustainable Total Shareholder Returns.

To further address our top priorities related to COVID-19, we invested more than $830 million during the first quarter of 2020 to reward associates and safeguard associates, customers and communities. The key actions taken included the following:

Safeguarding & Rewarding Associates

●	Offered free COVID-19 testing to associates based on symptoms and medical need.

●	Provided COVID-19 Emergency Leave to associates.

●	Recognized and rewarded associates with special premium pay and bonuses in addition to ongoing comprehensive benefits packages including healthcare coverage and retirement benefits that many competitors don’t offer.

●	Provided personal protective equipment, including masks for all associates, and encouraged them to stay home if they are sick.

Safeguarding & Supporting Customers

●	Installed partitions at check lanes, pharmacy and Starbucks registers across the enterprise.

●	Enhanced cleaning procedures and implemented deep disinfection process at all stores.

●	Added floor decals to promote physical distancing at check lanes and other counters.

●	Offered a no-contact delivery option, low-contact pickup service and ship-to-home orders.

Community

●	Hired more than 100,000 new associates in response to growth in sales volumes. We will continue to make appropriate adjustments to our workforce to reflect expected sales volumes.

●	Tested over 82,000 patients in 15 states as one of only five U.S. retailers to develop, staff and expand a free COVID-19 testing model in partnership with the federal and state governments.

●	Activated The Kroger Co. Zero Hunger | Zero Waste Foundation's Emergency COVID-19 Response Fund to help families disproportionately impacted by COVID-19. For the first quarter of 2020, Kroger and the Foundation have committed more than $8 million to nonprofit organizations addressing urgent COVID-19 response efforts.

●	Published Sharing What We’ve Learned: A Blueprint for Businesses resource guide to provide actionable recommendations to help America’s businesses reopen safely.

Our response to the COVID-19 pandemic demonstrates that when our company is clear on its purpose, values, and vision, we can navigate through any challenge together.

During the first quarter of 2020, we continued to execute our Restock Kroger framework. We continue to reposition our business by widening and deepening our competitive moats of fresh, data, personalization, and Our Brands. For example, our investments in technology over the past several years enabled us to reliably and seamlessly sustain the almost-overnight increase in demand for our Pickup and Delivery services. We were also able to offer value to our customers during this time of continued economic anxiety through personalized promotions. Once the initial stock up phase of the pandemic passed, customers turned to fresh produce and proteins as the staples of their increasing number of home-cooked meals. All of this was supported by a 21% increase in Our Brands products, which deliver both value and innovation that is only available at our family of stores.

Our financial model is driven by our retail supermarket, fuel, and health and wellness businesses, in addition to our fast growing alternative profit businesses. Our financial strategy is to continue to use the strong free cash flow generated by the business and deploy it in the business in a disciplined way to drive long-term sustainable growth through the identification of high-return projects that support our strategy. We will allocate capital toward driving profitable sales growth in stores and digital, improving productivity, and building a seamless digital ecosystem and supply chain. At the same time, we are committed to maintaining our net debt to adjusted EBITDA range of 2.30 to 2.50 in order to keep our current investment-grade debt rating. We also expect to continue to grow our dividend over time, reflecting the confidence we have in our free cash flow, and expect to continue to return excess cash to investors via share repurchases. Our financial model has proven to be resilient throughout the economic cycle. We expect our model to deliver improved operating results over time and continued strong free cash flow, which will translate into a consistently strong and attractive total shareholder return over the long-term of 8% to 11%.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	First Quarter Ended
	May 23,	Percentage	May 25,
	2020	Change	2019
Sales	$41,549	11.5%	$37,251
Net earnings attributable to The Kroger Co.	1,212	57.0%	772
Adjusted net earnings attributable to The Kroger Co.	972	65.9%	586
Net earnings attributable to The Kroger Co. per diluted common share	1.52	60.0%	0.95
Adjusted net earnings attributable to The Kroger Co. per diluted common share	1.22	69.4%	0.72
Operating profit	1,326	47.2%	901
Adjusted FIFO operating profit	1,453	51.8%	957
Dividends paid	128	13.3%	113
Dividends paid per common share	0.160	14.3%	0.140
Identical sales excluding fuel	19.0%	N/A	1.5%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	0.44	N/A	(0.40)
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	0.51	N/A	(0.12)
Reduction in total debt, including obligations under finance leases compared to prior fiscal year end	605	N/A	1,760
Share repurchases	422	N/A	15

OVERVIEW

Notable items for the first quarter of 2020 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $1.52.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $1.22.

●	Achieved operating profit of $1.3 billion.

●	Achieved adjusted FIFO operating profit of $1.5 billion.

●	We returned $550 million to shareholders from share repurchases and dividend payments.

●	Generated cash from operations of $4.2 billion.

●	During the first quarter of 2020, we increased cash and temporary cash investments by $2.3 billion, reflecting improved operating performance and a significant improvement in working capital.

●	During the first quarter of 2020, we decreased total debt, including obligations under finance leases, by $605 million.

Other Financial Results

●	Identical sales, excluding fuel, increased 19.0% in the first quarter of 2020.

●	Digital revenue grew 92% in the first quarter of 2020, driven by Pickup and Delivery sales growth. Digital revenue primarily includes revenue from all curbside pickup locations, online sales delivered to customer locations and products shipped to customer locations.

Significant Events

●	Invested more than $830 million to support and safeguard associates, customers and communities during the COVID-19 pandemic. These investments primarily relate to items within OG&A such as associate Thank You pay and Appreciation pay, expanded sick and emergency leave pay, temporary increases in hourly associate labor costs for our frontline associates (Hero Pay) and investments in associate and customer safety during the pandemic (collectively, the “COVID-19 Investments”).

●	Hired more than 100,000 new associates in response to growth in sales volumes. We will continue to make appropriate adjustments to our workforce to reflect expected sales volumes.

●	In addition to the recurring multi-employer pension contributions we make in the normal course of business, we contributed an incremental $236 million, $180 million net of tax, to multi-employer pension plans, helping stabilize future associate benefits (the “2020 Multi-Employer Pension Contribution”).

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2020 and 2019 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	First Quarter Ended
	May 23,	May 25,	Percentage
	2020	2019	Change
Net earnings attributable to The Kroger Co.	$1,212	$772

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	44
Adjustment for gain on sale of Turkey Hill Dairy(1)(3)	—	(80)
Adjustment for gain on sale of You Technology(1)(4)	—	(52)
Adjustment for mark to market gain on Ocado securities(1)(5)	(312)	(80)
Adjustment for Home Chef contingent consideration(1)(6)	44	(18)
Adjustment for transformation costs(1)(7)	28	—
2020 and 2019 Adjusted Items	(240)	(186)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$972	$586	65.9%

Net earnings attributable to The Kroger Co. per diluted common share	$1.52	$0.95

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(8)	—	0.05
Adjustment for gain on sale of Turkey Hill Dairy(8)	—	(0.10)
Adjustment for gain on sale of You Technology(8)	—	(0.06)
Adjustment for mark to market gain on Ocado securities(8)	(0.40)	(0.10)
Adjustment for Home Chef contingent consideration(8)	0.06	(0.02)
Adjustment for transformation costs(8)	0.04	—
2020 and 2019 Adjusted Items	(0.30)	(0.23)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.22	$0.72	69.4%

Average number of common shares used in diluted calculation	788	805
(1)The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)The pre-tax adjustment for pension plan withdrawal liabilities was $59.
(3)The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(4)The pre-tax adjustment for gain on sale of You Technology was ($70).
(5)The pre-tax adjustment for mark to market gain on Ocado securities was ($422) in the first quarter of 2020 and ($106) in the first quarter of 2019.
(6)The pre-tax adjustment for Home Chef contingent consideration was $60 in the first quarter of 2020 and ($24) in the first quarter of 2019.
(7)The pre-tax adjustment for transformation costs was $38.
(8)The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 23,	Percentage	May 25,	Percentage
	2020	Change(1)	2019	Change(2)
Total sales to retail customers without fuel(3)	$38,634	18.5%	$32,594	2.0%
Supermarket fuel sales	2,692	(38.8)%	4,396	(3.6)%
Other sales(4)	223	(14.6)%	261	4.0%

Total sales	$41,549	11.5%	$37,251	(1.2)%
(1)	This column represents the percentage change in the first quarter of 2020, compared to the first quarter of 2019.
(2)	This column represents the percentage change in the first quarter of 2019, compared to the first quarter of 2018.
(3)	Digital sales, primarily including Pickup, Delivery, Ship and pharmacy e-commerce sales, grew approximately 92% and 42% in the first quarter of 2020 and 2019, respectively. These sales are included in the “total sales to retail customers without fuel” line above.
(4)	Other sales primarily relate to external sales at food production plants, data analytic services and third party media revenue. The decrease in other sales in the first quarter of 2020, compared to the first quarter of 2019, is primarily due to the sale of You Technology and Turkey Hill Dairy during the first quarter of 2019, partially offset by an increase in data analytic services and third party media revenue.

Total sales were $41.5 billion in the first quarter of 2020, compared to $37.3 billion in the first quarter of 2019. This increase was due to an increase in total sales to retail customers without fuel, partially offset by a reduction in supermarket fuel sales and decreased sales due to the disposal of Turkey Hill Dairy and You Technology in the first quarter of 2019. Total sales excluding fuel and dispositions increased 19.1% in the first quarter of 2020, compared to the first quarter of 2019. The increase in total sales to retail customers without fuel for the first quarter of 2020, compared to the first quarter of 2019, was primarily due to our identical sales increase, excluding fuel, of 19.0%, partially offset by decreased sales due to the deconsolidation of Lucky’s Market. The significant increase in identical sales, excluding fuel, was caused by unprecedented demand for products across grocery and fresh departments due to the COVID-19 pandemic. Our identical sales, excluding fuel, in the first quarter of 2020 leading into the COVID-19 pandemic were strong. February identical sales, excluding fuel, exceeded our internal expectations, and were ahead of identical sales trends, excluding fuel, that we experienced near the end of fiscal year 2019. The increase in identical sales, excluding fuel, was broad based across all retail divisions and remained heightened throughout the quarter as customers adjusted to the new restrictions and started preparing and eating more meals at home. During the pandemic, customers reduced trips while significantly increasing basket value. As such, identical sales, excluding fuel, for the first quarter of 2020, compared to the first quarter of 2019, increased primarily due to a significantly higher customer basket value, partially offset by decreased customer transactions.

Total supermarket fuel sales decreased 38.8% in the first quarter of 2020, compared to the first quarter of 2019, primarily due to a decrease in fuel gallons sold of 24.6% and a decrease in the average retail fuel price of 18.8%. The decrease in fuel gallons sold was consistent with the national trend due to the COVID-19 pandemic. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the first quarter of 2020.

Identical Sales

($ in millions)

	First Quarter Ended
	May 23,	Percentage	May 25,	Percentage
	2020	Change(1)	2019	Change(2)
Excluding fuel centers	$38,137	19.0%	$32,046	1.5%
(1)	This column represents the percentage change in identical sales in the first quarter of 2020, compared to the first quarter of 2019.
(2)	This column represents the percentage change in identical sales in the first quarter of 2019, compared to the first quarter of 2018.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 24.30% for the first quarter of 2020, compared to 22.20% for the first quarter of 2019. The increase in rate in the first quarter of 2020, compared to the first quarter of 2019, resulted primarily from decreased fuel sales, which have a lower gross margin rate, an increase in our fuel gross margin and decreased shrink, transportation and warehousing and advertising costs, as a percentage of sales, reflecting the significant increase in sales volumes, partially offset by a higher LIFO charge.

Our LIFO charge was $31 million for the first quarter of 2020 compared to $15 million for the first quarter of 2019. Our LIFO charge reflects an increase in our expected annualized product cost inflation for 2020, primarily driven by meat.

Our FIFO gross margin rate, which excludes the first quarter LIFO charge, was 24.37% for the first quarter of 2020, compared to 22.24% for the first quarter of 2019. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 44 basis points in the first quarter of 2020, compared to the first quarter of 2019. This increase resulted primarily from decreased shrink, transportation and warehousing and advertising costs, as a percentage of sales, reflecting the significant increase in sales volumes.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 18.46% for the first quarter of 2020, compared to 16.95% for the first quarter of 2019. The increase in the first quarter of 2020, compared to the first quarter of 2019 resulted primarily from the 2020 Multi-Employer Pension Contribution, the 2020 OG&A Adjusted Items, the COVID-19 Investments, growth in our digital channel as a result of heightened demand during the pandemic and the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, partially offset by the effect of increased sales due to the pandemic which decreases our OG&A rate, as a percentage of sales, the 2019 OG&A Adjusted Items and broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2020 OG&A Adjusted Items and the 2019 OG&A Adjusted Items, our OG&A rate increased 51 basis points in the first quarter of 2020, compared to the first quarter of 2019. This increase resulted primarily from the 2020 Multi-Employer Pension Contribution, the COVID-19 Investments and growth in our digital channel as a result of heightened demand during the pandemic, partially offset by the effect of increased sales due to the pandemic which decreases our OG&A rate, as a percentage of sales and broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions. Excluding the effect of fuel, the 2020 OG&A Adjusted Items, the 2019 OG&A Adjusted Items and the 2020 Multi-Employer Pension Contribution, our OG&A rate improved 10 basis points.

Rent Expense

Rent expense decreased, as a percentage of sales, for the first quarter of 2020 compared to the first quarter of 2019. This decrease resulted primarily from the effect of increased sales due to the pandemic which decreases our rent expense, as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased, as a percentage of sales, in the first quarter of 2020, compared to the first quarter of 2019. This decrease resulted primarily from the effect of increased sales due to the pandemic which decreases our depreciation expense, as a percentage of sales, partially offset by decreased fuel sales, which increases our depreciation expense as a percentage of sales, additional depreciation on capital investments, excluding mergers and lease buyouts during the rolling four quarter period ending with the first quarter of 2020 of $2.9 billion and a decrease in the average useful life on these capital investments. Our strategy under Restock Kroger includes initiatives to enhance the customer experience in stores, improve our process efficiency and integrate our digital shopping experience through technology developments. As such, the percentage of capital investments related to digital and technology has grown compared to the prior year, which has caused a decrease in the average depreciable life of our capital portfolio.

Operating Profit and FIFO Operating Profit

Operating profit was $1.3 billion, or 3.19% of sales, for the first quarter of 2020, compared to $901 million, or 2.42% of sales, for the first quarter of 2019. Operating profit, as a percentage of sales, increased 77 basis points in the first quarter of 2020, compared to the first quarter of 2019, due to improved sales to retail customers without fuel, a higher gross margin rate, decreased rent and depreciation and amortization expenses, as a percentage of sales, and increased fuel earnings, partially offset by increased OG&A expense, as a percentage of sales.

FIFO operating profit was $1.4 billion, or 3.27% of sales, for the first quarter of 2020, compared to $916 million, or 2.46% of sales, for the first quarter of 2019. FIFO operating profit, excluding the 2020 and 2019 Adjusted Items, increased 95 basis points in the first quarter of 2020, compared to the first quarter of 2019, due to improved sales to retail customers without fuel, a higher gross margin rate, decreased rent and depreciation and amortization expenses, as a percentage of sales, and increased fuel earnings, partially offset by increased OG&A expense, as a percentage of sales.

Specific factors contributing to the operating trends for operating profit and FIFO operating profit above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2020 and 2019 Adjusted Items.

Operating Profit excluding the Adjusted Items

($ in millions)

	First Quarter Ended
	May 23,	May 25,
	2020	2019
Operating profit	$1,326	$901
LIFO charge	31	15

FIFO Operating profit	1,357	916

Adjustment for pension plan withdrawal liabilities	—	59
Adjustment for Home Chef contingent consideration	60	(24)
Adjustment for transformation costs	38	—
Other	(2)	6

2020 and 2019 Adjusted items	96	41

Adjusted FIFO operating profit excluding the adjustment items above	$1,453	$957

Income Taxes

The effective income tax rate was 23.5% for the first quarter of 2020 and 22.8% for the first quarter of 2019. The effective income tax rate for the first quarter of 2020 and the first quarter of 2019 differed from the federal statutory rate due to the effect of state income taxes partially offset by the utilization of tax credits and deductions.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings were $1.52 per diluted share for the first quarter of 2020 compared to net earnings of $0.95 per diluted share for the first quarter of 2019.  Adjusted net earnings of $1.22 per diluted share for the first quarter of 2020 represented an increase of 69.4% compared to adjusted net earnings of $0.72 per diluted share for the first quarter of 2019. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit without fuel, increased fuel earnings, decreased interest expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher income tax expense and a higher LIFO charge.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $4.2 billion of cash from operations in the first quarter of 2020 compared to $2.3 billion in the first quarter of 2019. Net earnings including noncontrolling interests, adjusted for non-cash items and other impacts, generated approximately $2.2 billion of operating cash flow in the first quarter of 2020 compared to $1.4 billion in the first quarter of 2019. Cash provided by operating activities for changes in working capital was $2.0 billion in the first quarter of 2020 compared to $916 million in the first quarter of 2019. The increase in cash provided by operating activities for changes in working capital in the first quarter of 2020, compared to the first quarter of 2019, was primarily due to the following:

●	A decrease in FIFO inventory at the end of the first quarter of 2020 due to accelerated timing of inventory sell-through resulting from elevated demand for our products during the pandemic;

●	Increased trade accounts payable at the end of the first quarter of 2020, primarily related to inventory purchases to meet elevated demand during the pandemic;

●	An increase in accrued salaries and wages at the end of the first quarter of 2020, primarily related to an increase in employee headcount in response to the pandemic; and

●	Cash flows from income taxes were favorable in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the deferral of our first quarter 2020 federal estimated tax payment under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was enacted in the first quarter of 2020;

●	Partially offset by no proceeds from a contract associated with the sale of a business in the first quarter of 2020.

Cash paid for interest increased in the first quarter of 2020, compared to the first quarter of 2019, primarily due to the timing of certain semi-annual senior notes interest payments that were paid during the first quarter of 2020 which were accrued as of the end of fiscal year 2019.

Net cash used by investing activities

Investing activities used cash of $689 million in the first quarter of 2020 compared to $464 million in the first quarter of 2019. The amount of cash used by investing activities increased in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the following:

●	Decreased proceeds from the sale of assets in the first quarter of 2020 compared to the first quarter of 2019; and

●	No proceeds from the sale of businesses in the first quarter of 2020, partially offset by

●	Reduced payments for property and equipment in the first quarter of 2020 to ensure the focus of our teams was on addressing our most important priorities during the pandemic.

Net cash used by financing activities

We used $1.2 billion of cash for financing activities in the first quarter of 2020 compared to $1.8 billion during the first quarter of 2019. The amount of cash used for financing activities for the first quarter of 2020, compared to the first quarter of 2019, decreased primarily due to increased proceeds from issuance of long-term debt and decreased payments on long-term debt, partially offset by increased payments on commercial paper and share repurchases.

Debt Management

As of May 23, 2020, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of May 23, 2020, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of May 23, 2020.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants. As of May 23, 2020, we were in compliance with the financial covenants. Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $605 million as of May 23, 2020 compared to our fiscal year end 2019 debt of $14.1 billion. This decrease resulted primarily from net payments on commercial paper borrowings of $1.2 billion partially offset by the issuance of $500 million of senior notes bearing an interest rate of 2.20%.

Common Share Repurchase Program

During the first quarter of 2020, we invested $422 million to repurchase 14.3 million Kroger common shares at an average price of $29.51 per share. The shares repurchased in the first quarter of 2020 were reacquired under the following share repurchase programs:

●	On November 5, 2019, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934 (the “November 2019 Repurchase Program”), and

●	A program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

The November 2019 Repurchase Program does not have an expiration date but may be suspended or terminated by our Board of Directors at any time. As of May 23, 2020, there was $245 million remaining under the November 2019 Repurchase Program.

Dividends

The following table provides dividend information ($ in millions, except per share amounts):

	First Quarter Ended
	May 23,	May 25,
	2020	2019
Cash dividends paid	$128	$113
Cash dividends paid per common share	$0.160	$0.140

Liquidity Needs

Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our liquidity needs include anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the first quarter of 2020. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We have approximately $1.0 billion of senior notes maturing in the next twelve months, which are included in our estimated liquidity needs. We expect to satisfy these obligations using cash generated from operations, temporary cash investments on hand, or through the issuance of additional senior notes or commercial paper. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

We held cash and temporary cash investments of $2.7 billion as of the end of the first quarter of 2020, reflecting improved operating performance and significant improvements in working capital. We expect working capital to improve for the year, although not to the level experienced in the first quarter of 2020, which was inflated by significant sales growth due to COVID-19. Given the uncertainties that remain related to COVID-19 and the outlook for the remainder of 2020, we believe it is prudent to maintain liquidity and financial flexibility in the short term. We remain committed to our dividend and share repurchase program and we will be evaluating the optimal use of any excess free cash flow, consistent with our previously stated capital allocation strategy.

The CARES Act, which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include deferring the due dates of tax payments and other changes to income and non-income-based tax laws. As permitted under the CARES Act, we deferred our first quarter 2020 federal estimated tax payment of $150 million to July 15, 2020. We will also defer the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. During the first quarter of 2020, we deferred the employer portion of social security tax of $157 million which is included in “Other long-term liabilities” in our Consolidated Balance Sheets. We expect to defer a total of approximately $600 million of payments related to the employer’s portion of social security tax in 2020.

For additional information about our debt activity in the first quarter of 2020, including the drawdown and repayments under our revolving credit facility and our senior notes issuance, see Note 2 to the Consolidated Financial Statements.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $755 million for the first quarter of 2020 compared to $876 million for the first quarter of 2019. During the rolling four quarter period ended with the first quarter of 2020, we opened, expanded, relocated or acquired 21 supermarkets and also completed 143 major within-the-wall remodels. Total supermarket square footage at the end of the first quarter of 2020 decreased 0.1% from the end of the first quarter of 2019. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2020 increased 0.5% over the end of the first quarter of 2019.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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

NEW ACCOUNTING STANDARDS

Refer to Note 5 to the Consolidated Financial Statements for recently adopted accounting standards.

OUTLOOK

The COVID-19 pandemic has dramatically changed the outlook for food retail in 2020 and we continue to monitor, evaluate and adjust our plans to address the impact to our business. There are still many unknown factors related to the long-term impact of COVID-19 that could influence our financial results for the remainder of 2020, such as:

●	Continued investments to help our customers and associates,

●	Uncertainty surrounding consumer behavior, restrictions and what will be the new normal, and

●	Potential long-term shift in customers eating more food at home.

In recognition of these factors, it is difficult to predict specific outcomes and as such we are not reaffirming or providing new 2020 guidance. While we expect to exceed the outlook shared in our April 1 business update for identical sales without fuel, adjusted FIFO operating profit and adjusted EPS, we are not able to forecast the extent of such upside for the reasons mentioned above.

Our financial model has proven to be resilient throughout the economic cycle. We remain confident in our business model as well as our ability to generate strong free cash flow and achieve sustainable and attractive total shareholder returns.

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

We cannot fully foresee the effects of changes in economic conditions on our business. We have assumed economic and competitive situations will not change significantly in the remainder of 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 23, 2020, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended May 23, 2020, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share	or Programs(3)	(in millions)
First four weeks
February 2, 2020 to February 29, 2020	7,526,940	$28.62	7,526,645	$395
Second four weeks
March 1, 2020 to March 28, 2020	6,445,125	$30.41	6,123,092	$245
Third four weeks
March 29, 2020 to April 25, 2020	332,108	$29.46	332,108	$245
Fourth four weeks
April 26, 2020 to May 23, 2020	328,161	$32.42	328,104	$245
Total	14,632,334	$29.51	14,309,949	$245
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2020 contained four 28-day periods.

(2)	Includes (i) shares repurchased under the November 2019 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 322,385 shares that were surrendered to the Company by participants under our long term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the November 2019 Repurchase Program and the 1999 Repurchase Program.

(4)	On November 5, 2019, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934 (the “November 2019 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the November 2019 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The November 2019 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Item 6. Exhibits.

EXHIBIT 3.1	-

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

THE KROGER CO.

Dated: June 26, 2020	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 26, 2020	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer