Form 10-Q
period 2020-08-15
KROGER CO
filed 2020-09-22
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 15, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 774,324,818 shares of Common Stock ($1 par value) outstanding as of September 15, 2020.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 17,	August 15,	August 17,
(In millions, except per share amounts)	2020	2019	2020	2019
Sales	$30,489	$28,168	$72,038	$65,419

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	23,551	22,007	55,005	50,990
Operating, general and administrative	5,297	4,811	12,968	11,125
Rent	204	200	477	474
Depreciation and amortization	617	591	1,442	1,370

Operating profit	820	559	2,146	1,460

Other income (expense)
Interest expense	(135)	(130)	(309)	(327)
Non-service component of company-sponsored pension plan costs	8	(4)	19	(1)
Gain (loss) on investments	368	(45)	790	61
Gain on sale of businesses	—	—	—	176

Net earnings before income tax expense	1,061	380	2,646	1,369

Income tax expense	241	93	614	319

Net earnings including noncontrolling interests	820	287	2,032	1,050
Net income (loss) attributable to noncontrolling interests	1	(10)	1	(19)

Net earnings attributable to The Kroger Co.	$819	$297	$2,031	$1,069

Net earnings attributable to The Kroger Co. per basic common share	$1.04	$0.37	$2.58	$1.32

Average number of common shares used in basic calculation	777	800	779	799

Net earnings attributable to The Kroger Co. per diluted common share	$1.03	$0.37	$2.55	$1.31

Average number of common shares used in diluted calculation	786	805	787	805

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 17,	August 15,	August 17,
(In millions)	2020	2019	2020	2019
Net earnings including noncontrolling interests	$820	$287	$2,032	$1,050

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	3	9	6	16
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	3	(55)	(19)	(63)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	1	1	2	2
Cumulative effect of accounting change(4)	—	—	—	(146)

Total other comprehensive income (loss)	7	(45)	(11)	(191)

Comprehensive income	827	242	2,021	859
Comprehensive income (loss) attributable to noncontrolling interests	1	(10)	1	(19)
Comprehensive income attributable to The Kroger Co.	$826	$252	$2,020	$878
(1)	Amount is net of tax of $1 for the second quarter of 2020 and $2 for the second quarter of 2019. Amount is net of tax of $3 for the first two quarters of 2020 and $5 for the first two quarters of 2019.
(2)	Amount is net of tax of $1 for the second quarter of 2020 and ($17) for the second quarter of 2019. Amount is net of tax of ($10) for the first two quarters of 2020 and ($26) for the first two quarters of 2019.
(3)	Amount is net of tax of $1 for the second quarter of 2019. Amount is net of tax of $1 for the first two quarters of 2020 and $2 for the first two quarters of 2019.
(4)	Related to the adoption of Accounting Standards Update (“ASU”) 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 15,	February 1,
(In millions, except par amounts)	2020	2020
ASSETS
Current assets
Cash and temporary cash investments	$2,820	$399
Store deposits in-transit	1,058	1,179
Receivables	1,526	1,706
FIFO inventory	7,778	8,464
LIFO reserve	(1,434)	(1,380)
Prepaid and other current assets	538	522
Total current assets	12,286	10,890

Property, plant and equipment, net	21,881	21,871
Operating lease assets	6,822	6,814
Intangibles, net	1,029	1,066
Goodwill	3,076	3,076
Other assets	2,449	1,539

Total Assets	$47,543	$45,256

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,096	$1,965
Current portion of operating lease liabilities	666	597
Trade accounts payable	6,871	6,349
Accrued salaries and wages	1,267	1,168
Other current liabilities	4,678	4,164
Total current liabilities	14,578	14,243

Long-term debt including obligations under finance leases	12,386	12,111
Noncurrent operating lease liabilities	6,478	6,505
Deferred income taxes	1,634	1,466
Pension and postretirement benefit obligations	578	608
Other long-term liabilities	2,096	1,750

Total Liabilities	37,750	36,683

Commitments and contingencies see Note 7

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2020 and 2019	1,918	1,918
Additional paid-in capital	3,379	3,337
Accumulated other comprehensive loss	(651)	(640)
Accumulated earnings	22,744	20,978
Common shares in treasury, at cost, 1,143 shares in 2020 and 1,130 shares in 2019	(17,570)	(16,991)

Total Shareholders’ Equity - The Kroger Co.	9,820	8,602
Noncontrolling interests	(27)	(29)

Total Equity	9,793	8,573

Total Liabilities and Equity	$47,543	$45,256

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 15,	August 17,
(In millions)	2020	2019
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,032	$1,050
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,442	1,370
Operating lease asset amortization	336	346
LIFO charge	54	46
Stock-based employee compensation	107	89
Company-sponsored pension plan costs	(9)	22
Deferred income taxes	176	(49)
Gain on sale of businesses	—	(176)
Gain on the sale of assets	(7)	(157)
Gain on investments	(790)	(61)
Other	121	(23)
Changes in operating assets and liabilities net of effects from mergers and disposals of businesses:
Store deposits in-transit	121	198
Receivables	117	44
Inventories	685	274
Prepaid and other current assets	(16)	68
Trade accounts payable	522	209
Accrued expenses	335	104
Income taxes receivable and payable	195	(34)
Operating lease liabilities	(302)	(313)
Proceeds from contract associated with sale of business	—	295
Other	286	(25)

Net cash provided by operating activities	5,405	3,277

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,343)	(1,581)
Proceeds from sale of assets	40	247
Net proceeds from sale of businesses	—	327
Other	(45)	(32)

Net cash used by investing activities	(1,348)	(1,039)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	504	53
Payments on long-term debt including obligations under finance leases	(28)	(1,025)
Net payments on commercial paper	(1,150)	(800)
Dividends paid	(254)	(226)
Proceeds from issuance of capital stock	87	18
Treasury stock purchases	(669)	(23)
Other	(126)	(35)

Net cash used by financing activities	(1,636)	(2,038)

Net increase in cash and temporary cash investments	2,421	200

Cash and temporary cash investments:
Beginning of year	399	429
End of period	$2,820	$629

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,343)	$(1,581)
Payments for lease buyouts	15	—
Changes in construction-in-progress payables	(110)	29
Total capital investments, excluding lease buyouts	$(1,438)	$(1,552)

Disclosure of cash flow information:
Cash paid during the year for interest	$373	$306
Cash paid during the year for income taxes	$229	$454

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at February 1, 2020	1,918	$1,918	$3,337	1,130	$(16,991)	$(640)	$20,978	$(29)	$8,573
Issuance of common stock:
Stock options exercised	—	—	—	(4)	57	—	—	—	57
Restricted stock issued	—	—	(20)	—	10	—	—	—	(10)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	12	(355)	—	—	—	(355)
Stock options exchanged	—	—	—	2	(67)	—	—	—	(67)
Share-based employee compensation	—	—	63	—	—	—	—	—	63
Other comprehensive loss net of income tax of ($8)	—	—	—	—	—	(18)	—	—	(18)
Other	—	—	17	—	(17)	—	—	1	1
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(128)	—	(128)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,212	—	1,212

Balances at May 23, 2020	1,918	$1,918	$3,397	1,140	$(17,363)	$(658)	$22,062	$(28)	$9,328
Issuance of common stock:
Stock options exercised	—	—	—	(1)	30	—	—	—	30
Restricted stock issued	—	—	(109)	(3)	57	—	—	—	(52)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	6	(212)	—	—	—	(212)
Stock options exchanged	—	—	—	1	(35)	—	—	—	(35)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive income net of income tax of $2	—	—	—	—	—	7	—	—	7
Other	—	—	47	—	(47)	—	—	—	—
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(137)	—	(137)
Net earnings including noncontrolling interests	—	—	—	—	—	—	819	1	820

Balances at August 15, 2020	1,918	$1,918	$3,379	1,143	$(17,570)	$(651)	$22,744	$(27)	$9,793

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the second quarters and two quarters ended August 15, 2020 and August 17, 2019, includes the results of operations of the Company for the 12 and 28-week periods then ended.

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, trade accounts payable, accrued salaries and wages and other current liabilities at approximated fair value. Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments. The equity investment in Ocado is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $1,493 and $776 as of August 15, 2020 and February 1, 2020, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The Company held other equity investments without a readily determinable fair value. These investments are measured initially at cost and remeasured for observable price changes to fair value through net earnings. The value of these investments, which were measured using Level 3 inputs, was $114 and $41 at August 15, 2020 and February 1, 2020, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. Refer to Note 2 for the disclosure of debt instrument fair values.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	August 15,	February 1,
	2020	2020
2.20% to 8.00% Senior Notes due through 2049	$12,099	$11,598
1.77% Commercial paper borrowings	—	1,150
Other	511	508

Total debt, excluding obligations under finance leases	12,610	13,256
Less current portion	(1,046)	(1,926)

Total long-term debt, excluding obligations under finance leases	$11,564	$11,330

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 15, 2020 and February 1, 2020. At August 15, 2020, the fair value of total debt was $14,426 compared to a carrying value of $12,610. At February 1, 2020, the fair value of total debt was $14,649 compared to a carrying value of $13,256.

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

In anticipation of future debt refinancing, the Company, in the first two quarters of 2020, entered into three forward-starting interest rate swap agreements with a maturity date of January 2021 with an aggregate notional amount totaling $150. As of the end of the second quarter of 2020, the Company had a total of $500 notional amount of forward-starting interest rate swaps outstanding. The forward-starting interest rate swaps entered into in the first two quarters of 2020 were designated as cash-flow hedges.

Additionally, in the first quarter of 2020, the Company issued $500 of senior notes due in fiscal year 2030 bearing an interest rate of 2.20%. The net proceeds of the issuance were used for general corporate purposes.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2020 and 2019.

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 15,	August 17,	August 15,	August 17,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$3	$7	$1	$2
Interest cost	26	32	1	2
Expected return on plan assets	(39)	(41)	—	—
Amortization of:
Prior service cost	—	—	(2)	(2)
Actuarial loss (gain)	8	15	(2)	(2)

Net periodic benefit cost	$(2)	$13	$(2)	$—

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2020 and 2019.

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 15,	August 17,	August 15,	August 17,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$7	$17	$3	$4
Interest cost	60	73	3	4
Expected return on plan assets	(91)	(97)	—	—
Amortization of:
Prior service cost	—	—	(6)	(5)
Actuarial loss (gain)	19	31	(4)	(5)

Net periodic benefit cost	$(5)	$24	$(4)	$(2)

The Company is not required to make any contributions to its company-sponsored pension plans in 2020, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first two quarters of 2020 and 2019.

The Company contributed $161 and $149 to employee 401(k) retirement savings accounts in the first two quarters of 2020 and 2019, respectively.

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

During the second quarter of 2020, the Company reached a tentative agreement with certain UFCW local unions to withdraw from the UFCW International Union-Industry Pension Fund (“National Fund”). The agreement is expected to be approved in the third quarter of 2020. Upon ratification, the Company expects to incur a withdrawal liability charge of $962, on a pre-tax basis, to fulfill obligations for past service for associates and retirees in the National Fund. The Company also expects to make a $27 contribution to a transition reserve in the new variable annuity pension plan. On an after-tax basis, the withdrawal liability and contribution to the transition reserve total approximately $760. This withdrawal liability would be satisfied by installment payments to the National Fund over the next three years.

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

	Second Quarter Ended			Second Quarter Ended
	August 15, 2020			August 17, 2019
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$809	777	$1.04	$294	800	$0.37
Dilutive effect of stock options		9			5

Net earnings attributable to The Kroger Co. per diluted common share	$809	786	$1.03	$294	805	$0.37

	Two Quarters Ended			Two Quarters Ended
	August 15, 2020			August 17, 2019
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,006	779	$2.58	$1,057	799	$1.32
Dilutive effect of stock options		8			6

Net earnings attributable to The Kroger Co. per diluted common share	$2,006	787	$2.55	$1,057	805	$1.31

The Company had combined undistributed and distributed earnings to participating securities totaling $10 and $3 in the second quarter of 2020 and 2019, respectively. For the first two quarters of 2020 and 2019, the Company had combined undistributed and distributed earnings to participating securities of $25 and $12, respectively.

The Company had options outstanding for approximately 9 million and 27 million shares during the second quarter of 2020 and 2019, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 10 million and 24 million shares during the first two quarters of 2020 and 2019, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	RECENTLY ADOPTED ACCOUNTING STANDARDS

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  Under the new standard, implementation costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs.  The new standard also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense.  The Company adopted this guidance on a prospective basis in the first quarter of 2020.  The implementation costs the Company capitalized during the first two quarters of 2020 are included in “Other assets” in the Company’s Consolidated Balance Sheets.  The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

6.	RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides optional expedients and exceptions for applying GAAP to certain contract modifications and hedging relationships that reference LIBOR or other reference rates expected to be discontinued. This guidance is effective upon issuance and can be applied through December 31, 2022. The Company may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the effect of this standard on its Consolidated Financial Statements.

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

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2020 and 2019:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 2, 2019	$6	$(352)	$(346)
Cumulative effect of accounting change(2)	(5)	(141)	(146)
OCI before reclassifications(3)	(63)	—	(63)
Amounts reclassified out of AOCI(4)	2	16	18
Net current-period OCI	(66)	(125)	(191)
Balance at August 17, 2019	$(60)	$(477)	$(537)

Balance at February 1, 2020	$(42)	$(598)	$(640)
OCI before reclassifications(3)	(19)	—	(19)
Amounts reclassified out of AOCI(4)	2	6	8
Net current-period OCI	(17)	6	(11)
Balance at August 15, 2020	$(59)	$(592)	$(651)
(1)	All amounts are net of tax.
(2)	Related to the adoption of ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."
(3)	Net of tax of ($26) for cash flow hedging activities for the first two quarters of 2019. Net of tax of ($10) for cash flow hedging activities for the first two quarters of 2020.
(4)	Net of tax of $2 for cash flow hedging activities and $5 for pension and postretirement defined benefit plans for the first two quarters of 2019. Net of tax of $1 for cash flow hedging activities and $3 for pension and postretirement defined benefit plans for the first two quarters of 2020.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarters and first two quarters of 2020 and 2019:

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 17,	August 15,	August 17,
	2020	2019	2020	2019
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$1	$2	$3	$4
Tax expense	—	(1)	(1)	(2)
Net of tax	1	1	2	2

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	4	11	9	21
Tax expense	(1)	(2)	(3)	(5)
Net of tax	3	9	6	16
Total reclassifications, net of tax	$4	$10	$8	$18
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

9.	INCOME TAXES

The effective income tax rate was 22.7% in the second quarter of 2020, compared to 24.5% in the second quarter of 2019.  The effective income tax rate was 23.2% for the first two quarters of 2020, compared to 23.3% for the first two quarters of 2019.  The effective income tax rate for the second quarter and first two quarters of 2020 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions and the benefit from share-based payments. The effective income tax rate for the second quarter of 2019 and the first two quarters of 2019 differed from the federal statutory rate due to the effect of state income taxes and tax expense related to share-based payments, partially offset by the utilization of tax credits and deductions.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include a provision that allows employers to defer the remittance of the employer portion of the social security tax. The deferred employment tax must be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. During the first two quarters of 2020, the Company deferred the employer portion of social security tax of $329 which is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. The $329 deferral is included in “Other” within “Changes in operating assets and liabilities net of effects from mergers and disposals of businesses” in the Company’s Consolidated Statements of Cash Flows.

10.	SUBSEQUENT EVENT

On September 11, 2020, the Company’s Board of Directors approved a $1,000 share repurchase program that replaced the prior November 2019 share repurchase program.

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

The adjusted net earnings and adjusted net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings and adjusted net earnings per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations. Net earnings for the first two quarters of 2020 include the following, which we define as the “2020 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $85 million, $63 million net of tax, for the revaluation of Home Chef contingent consideration and $67 million, $49 million net of tax, for transformation costs (the “2020 OG&A Adjusted Items”).

●	Gains in other income (expense) of $790 million, $590 million net of tax, for the gain on investments (the “2020 Other Income (Expense) Adjusted Item”).

Net earnings for the second quarter of 2020 include the following, which we define as the “2020 Second Quarter Adjusted Items”:

●	Charges to OG&A of $25 million, $19 million net of tax, for the revaluation of Home Chef contingent consideration and $29 million, $21 million net of tax, for transformation costs (the “2020 Second Quarter OG&A Adjusted Items”).

●	Gains in other income (expense) of $368 million, $278 million net of tax, for the gain on investments (the “2020 Second Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first two quarters of 2019 include the following, which we define as the “2019 Adjusted Items”:

●	Charges to OG&A of $86 million, $66 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds and a reduction to OG&A of $21 million, $16 million net of tax, for the revaluation of Home Chef contingent consideration (the “2019 OG&A Adjusted Items”).

●	Gains in other income (expense) of $106 million, $80 million net of tax, related to the sale of Turkey Hill Dairy; $70 million, $52 million net of tax, related to the sale of You Technology; and $61 million, $44 million net of tax, for the gain on investments (the “2019 Other Income (Expense) Adjusted Items”).

Net earnings for the second quarter of 2019 include the following, which we define as the “2019 Second Quarter Adjusted Items”:

●	Charges to OG&A of $27 million, $22 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund and $2 million, $2 million net of tax, for the revaluation of Home Chef contingent consideration (the “2019 Second Quarter OG&A Adjusted Items”).

●	A charge in other income (expense) of $45 million, $36 million net of tax, for the loss on investments (the “2019 Second Quarter Other Income (Expense) Adjusted Item”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measure and related disclosure.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “believe,” “committed,” “continue,” “could,” “estimate,” “expect,” “future,” “guidance,” “maintain,” “may,” “positioned,” “strategy,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” and “Outlook” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the novel coronavirus, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, the temporary inability of customers to shop due to illness, quarantine, or other travel restrictions or financial hardship, shifts in demand away from discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-filling activities, product shortages due to potential constraints in plants and distribution facilities, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates, temporary store closures due to reduced workforces or government mandates, or the availability and efficacy of a vaccine; labor negotiations or disputes; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, changes in tariffs, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs and the extent and effectiveness of any COVID-19 stimulus packages; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events, including the coronavirus; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute on Restock Kroger; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

EXECUTIVE SUMMARY – OUR PATH TO DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

We delivered strong results in the second quarter and first two quarters of 2020. The COVID-19 pandemic has changed the landscape for food retail and our top priority is to provide a safe environment for associates and customers, as evidenced by our investment of more than $1 billion during the first two quarters of 2020 to reward associates and safeguard associates, customers and communities. We believe our customers are rewarding us for these priorities and the strategic choices we have made. We are growing market share and expect to deliver consistently attractive total shareholder returns for the long term. Our results continue to show that Kroger is a trusted brand and our customers choose to shop with us because they value the product quality and freshness, convenience, and digital offerings that we provide, even more during these unprecedented times. The strategic choices and investments made through Restock Kroger to execute against our competitive moats - Fresh, Our Brands, Personalization and Seamless - have positioned Kroger to meet the moment now and beyond 2020. Our data insights show customers are rediscovering their passion for cooking at home and have an aspiration to eat more healthily. We believe some of the changes in food at home consumption triggered by COVID-19 are likely to be structural and lasting. These factors led us to update our guidance for the rest of 2020 and lead us to believe our 2021 business results will be higher than we would have expected prior to the COVID-19 pandemic.

Our financial model is driven by our retail supermarket, fuel, and health and wellness businesses, in addition to our growing alternative profit businesses. Our financial strategy is to continue to use the strong free cash flow generated by the business and deploy it in the business in a disciplined way to drive long-term sustainable growth through the identification of high-return projects that support our strategy. We will allocate capital toward driving profitable sales growth in stores and digital, improve productivity, and build a seamless digital ecosystem and supply chain. At the same time, we are committed to maintaining our net debt to adjusted EBITDA range of 2.30 to 2.50 in order to keep our current investment-grade debt rating. We also expect to continue to grow our dividend over time, reflecting the confidence we have in our free cash flow, and expect to continue to return excess cash to investors via share repurchases. Our financial model has proven to be resilient throughout the economic cycle. We expect our model to deliver improved operating results over time and continued strong free cash flow, which will translate into a consistently strong and attractive total shareholder return over the long-term of 8% to 11%.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 15,	Percentage	August 17,	August 15,	Percentage	August 17,
	2020	Change	2019	2020	Change	2019
Sales	$30,489	8.2%	$28,168	$72,038	10.1%	$65,419
Net earnings attributable to The Kroger Co.	819	175.8%	297	2,031	90.0%	1,069
Adjusted net earnings attributable to The Kroger Co.	581	62.7%	357	1,553	64.7%	943
Net earnings attributable to The Kroger Co. per diluted common share	1.03	178.4%	0.37	2.55	94.7%	1.31
Adjusted net earnings attributable to The Kroger Co. per diluted common share	0.73	65.9%	0.44	1.95	68.1%	1.16
Operating profit	820	46.7%	559	2,146	47.0%	1,460
Adjusted FIFO operating profit	894	42.8%	626	2,347	48.3%	1,583
Dividends paid	126	11.5%	113	254	12.4%	226
Dividends paid per common share	0.160	14.3%	0.140	0.320	14.3%	0.280
Identical sales excluding fuel	14.6%	N/A	2.2%	17.1%	N/A	1.8%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	0.05	N/A	(0.29)	0.29	N/A	(0.36)
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	(0.61)	N/A	(0.14)	0.04	N/A	(0.13)
Reduction in total debt, including obligations under finance leases compared to prior fiscal year end	594	N/A	1,746	594	N/A	1,746
Share repurchases	247	N/A	8	669	N/A	23

OVERVIEW

Notable items for the second quarter and first two quarters of 2020 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $1.03 for the second quarter and $2.55 for the first two quarters.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.73 for the second quarter and $1.95 for the first two quarters.

●	Achieved operating profit of $820 million for the second quarter and $2.1 billion for the first two quarters.

●	Achieved adjusted FIFO operating profit of $894 million for the second quarter and $2.3 billion for the first two quarters.

●	During the first two quarters of 2020, we generated cash from operations of $5.4 billion.

●	During the first two quarters of 2020, we increased cash and temporary cash investments by $2.4 billion, reflecting improved operating performance, significant improvements in working capital and deferred tax payments as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was enacted in the first quarter of 2020.

●	During the first two quarters of 2020, we returned $923 million to shareholders through share repurchases and dividend payments.

●	During the first two quarters of 2020, we decreased total debt, including obligations under finance leases, by $594 million.

Other Financial Results

●	Identical sales, excluding fuel, increased 14.6% for the second quarter and 17.1% for the first two quarters of 2020.

●	Digital revenue grew 127% in the second quarter and 107% in the first two quarters of 2020. Digital revenue primarily includes Pickup, Delivery, Ship and pharmacy e-commerce sales.

Significant Events

●	During the first two quarters of 2020, we invested more than $1 billion to support and safeguard associates, customers and communities during the COVID-19 pandemic. These investments primarily relate to items within OG&A such as associate appreciation awards, expanded sick and emergency leave pay and investments in associate and customer safety during the pandemic (collectively, the “COVID-19 Investments”). Of the total, approximately $250 million was invested during the second quarter of 2020 (the “Second Quarter COVID-19 Investments”).

●	During the first quarter of 2020, in addition to the recurring multi-employer pension contributions we make in the normal course of business, we contributed an incremental $236 million, $180 million net of tax, to multi-employer pension plans, helping stabilize future associate benefits (the “2020 Multi-Employer Pension Contribution”).

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2020 and 2019 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 15,	August 17,	Percentage	August 15,	August 17,	Percentage
	2020	2019	Change	2020	2019	Change
Net earnings attributable to The Kroger Co.	$819	$297		$2,031	$1,069

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	22		—	66
Adjustment for gain on sale of Turkey Hill Dairy(1)(3)	—	—		—	(80)
Adjustment for gain on sale of You Technology(1)(4)	—	—		—	(52)
Adjustment for (gain) loss on investments(1)(5)	(278)	36		(590)	(44)
Adjustment for Home Chef contingent consideration(1)(6)	19	2		63	(16)
Adjustment for transformation costs(1)(7)	21	—		49	—
2020 and 2019 Adjusted Items	(238)	60		(478)	(126)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$581	$357	62.7%	$1,553	$943	64.7%

Net earnings attributable to The Kroger Co. per diluted common share	$1.03	$0.37		$2.55	$1.31

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(8)	—	0.03		—	0.08
Adjustment for gain on sale of Turkey Hill Dairy(8)	—	—		—	(0.10)
Adjustment for gain on sale of You Technology(8)	—	—		—	(0.06)
Adjustment for (gain) loss on investments(8)	(0.35)	0.04		(0.75)	(0.05)
Adjustment for Home Chef contingent consideration(8)	0.02	—		0.08	(0.02)
Adjustment for transformation costs(8)	0.03	—		0.07	—
2020 and 2019 Adjusted Items	(0.30)	0.07		(0.60)	(0.15)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.73	$0.44	65.9%	$1.95	$1.16	68.1%

Average number of common shares used in diluted calculation	786	805		787	805
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $27 in the second quarter of 2019 and $86 in the first two quarters of 2019.
(3)	The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(4)	The pre-tax adjustment for gain on sale of You Technology was ($70).
(5)	The pre-tax adjustment for (gain) loss on investments was ($368) and $45 in the second quarter of 2020 and 2019, respectively. The pre-tax adjustment was ($790) and ($61) in the first two quarters of 2020 and 2019, respectively.
(6)	The pre-tax adjustment for Home Chef contingent consideration was $25 and $2 in the second quarter of 2020 and 2019, respectively. The pre-tax adjustment was $85 and ($21) in the first two quarters of 2020 and 2019, respectively.
(7)	The pre-tax adjustment for transformation costs was $29 in the second quarter of 2020 and $67 in the first two quarters of 2020. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(8)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 15,	Percentage	August 17,	Percentage	August 15,	Percentage	August 17,	Percentage
	2020	Change(1)	2019	Change(2)	2020	Change(3)	2019	Change(4)
Total sales to retail customers without fuel(5)	$28,034	14.0%	$24,598	2.4%	$66,651	16.5%	$57,191	2.2%
Supermarket fuel sales	2,281	(33.0)%	3,405	(9.9)%	4,973	(36.3)%	7,801	(6.5)%
Other sales(6)	174	5.5%	165	(24.0)%	414	(3.0)%	427	(9.0)%

Total sales	$30,489	8.2%	$28,168	0.5%	$72,038	10.1%	$65,419	(0.5)%
(1)	This column represents the percentage change in the second quarter of 2020, compared to the second quarter of 2019.
(2)	This column represents the percentage change in the second quarter of 2019, compared to the second quarter of 2018.
(3)	This column represents the percentage change in the first two quarters of 2020, compared to the first two quarters of 2019.
(4)	This column represents the percentage change in the first two quarters of 2019, compared to the first two quarters of 2018.
(5)	Digital sales, primarily including Pickup, Delivery, Ship and pharmacy e-commerce sales, grew approximately 127% and 31% in the second quarter of 2020 and 2019, respectively. Digital sales grew approximately 107% and 37% in the first two quarters of 2020 and 2019, respectively. These sales are included in the “total sales to retail customers without fuel” line above.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services and third party media revenue. The decrease in other sales in the first two quarters of 2020, compared to the first two quarters of 2019, is primarily due to the sale of You Technology and Turkey Hill Dairy during the first quarter of 2019, partially offset by an increase in data analytic services and third party media revenue.

Total sales were $30.5 billion in the second quarter of 2020, compared to $28.2 billion in the second quarter of 2019. This increase was due to an increase in total sales to retail customers without fuel, partially offset by a reduction in supermarket fuel sales. Total sales to retail customers without fuel increased 14.0% in the second quarter of 2020, compared to the second quarter of 2019. This increase was primarily due to our identical sales increase, excluding fuel, of 14.6%, partially offset by decreased sales due to the deconsolidation of Lucky’s Market in the fourth quarter of 2019. The significant increase in identical sales, excluding fuel, was caused by unprecedented demand for products across grocery and fresh departments due to the COVID-19 pandemic and growth in market share. Market share contributed to our identical sales increase, excluding fuel, as our sales outpaced the general growth in the food retail industry during the second quarter of 2020. The increase in identical sales, excluding fuel, was broad based across all retail divisions and all product categories. During the pandemic, customers reduced trips while significantly increasing basket value.

Total supermarket fuel sales decreased 33% in the second quarter of 2020, compared to the second quarter of 2019, primarily due to a decrease in fuel gallons sold of 15.0% and a decrease in the average retail fuel price of 21.3%. The decrease in fuel gallons sold was slightly better than the national trend, which decreased due to the COVID-19 pandemic. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales were $72.0 billion in the first two quarters of 2020, compared to $65.4 billion in the first two quarters of 2019. This increase was due to an increase in total sales to retail customers without fuel, partially offset by a reduction in supermarket fuel sales and decreased sales due to the disposal of Turkey Hill Dairy and You Technology in the first quarter of 2019. Total sales to retail customers without fuel increased 16.5% in the first two quarters of 2020, compared to the first two quarters of 2019. This increase was primarily due to our identical sales increase, excluding fuel, of 17.1%, partially offset by decreased sales due to the deconsolidation of Lucky’s Market in the fourth quarter of 2019. The significant increase in identical sales, excluding fuel, was caused by unprecedented demand for products across grocery and fresh departments due to the COVID-19 pandemic and growth in market share. Market share contributed to our identical sales increase, excluding fuel, as our sales outpaced the general growth in the food retail industry during the first two quarters of 2020. The increase in identical sales, excluding fuel, was broad based across all retail divisions and remained heightened throughout the first two quarters of 2020. During the pandemic, customers reduced trips while significantly increasing basket value.

Total supermarket fuel sales decreased 36.3% in the first two quarters of 2020, compared to the first two quarters of 2019, primarily due to a decrease in fuel gallons sold of 20.5% and a decrease in the average retail fuel price of 19.9%. The decrease in fuel gallons sold was reflective of the national trend, which decreased due to the COVID-19 pandemic. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2020.

Identical Sales

($ in millions)

	Second Quarter Ended
	August 15,	Percentage	August 17,	Percentage
	2020	Change(1)	2019	Change(2)
Excluding fuel centers	$27,761	14.6%	$24,226	2.2%
(1)	This column represents the percentage change in identical sales in the second quarter of 2020, compared to the second quarter of 2019.
(2)	This column represents the percentage change in identical sales in the second quarter of 2019, compared to the second quarter of 2018.

	Two Quarters Ended
	August 15,	Percentage	August 17,	Percentage
	2020	Change(1)	2019	Change(2)
Excluding fuel centers	$65,898	17.1%	$56,272	1.8%
(1)	This column represents the percentage change in identical sales in the first two quarters of 2020, compared to the first two quarters of 2019.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2019, compared to the first two quarters of 2018.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.76% for the second quarter of 2020, compared to 21.87% for the second quarter of 2019. The increase in rate in the second quarter of 2020, compared to the second quarter of 2019, resulted primarily from decreased fuel sales, which have a lower gross margin rate, an increase in our fuel gross margin, growth in our alternative profit stream portfolio, effective negotiations to achieve savings on the cost of products sold, a lower LIFO charge and decreased shrink, transportation and advertising costs, as a percentage of sales, reflecting the significant increase in sales volumes, partially offset by continued investments in lower prices for our customers and a change in our product sales mix, including lower relative sales in higher gross margin categories such as deli/bakery.

Our gross margin rate, as a percentage of sales, was 23.64% for the first two quarters of 2020, compared to 22.06% for the first two quarters of 2019. The increase in rate in the first two quarters of 2020, compared to the first two quarters of 2019, resulted primarily from decreased fuel sales, which have a lower gross margin rate, an increase in our fuel gross margin, growth in our alternative profit stream portfolio, effective negotiations to achieve savings on the cost of products sold and decreased shrink, transportation and advertising costs, as a percentage of sales, reflecting the significant increase in sales volumes, partially offset by continued investments in lower prices for our customers and a change in our product sales mix, including lower relative sales in higher gross margin categories such as deli/bakery.

Our LIFO charge was $23 million for the second quarter of 2020 compared to $30 million for the second quarter of 2019. Our LIFO charge was $54 million for the first two quarters of 2020 compared to $46 million for the first two quarters of 2019. Our LIFO charge reflects an increase in our expected annualized product cost inflation for 2020, primarily driven by grocery, meat and pharmacy.

Our FIFO gross margin rate, which excludes the second quarter LIFO charge, was 22.83% for the second quarter of 2020, compared to 21.98% for the second quarter of 2019. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 5 basis points in the second quarter of 2020, compared to the second quarter of 2019. This increase resulted primarily from growth in our alternative profit stream portfolio, effective negotiations to achieve savings on the cost of products sold and decreased shrink, transportation and advertising costs, as a percentage of sales, reflecting the significant increase in sales volumes, partially offset by continued investments in lower prices for our customers and a change in our product sales mix, including lower relative sales in higher gross margin categories such as deli/bakery.

Our FIFO gross margin rate, which excludes the first two quarters LIFO charge, was 23.72% for the first two quarters of 2020, compared to 22.13% for the first two quarters of 2019. Excluding the effect of fuel, our FIFO gross margin rate increased 29 basis points in the first two quarters of 2020, compared to the first two quarters of 2019. This increase resulted primarily from growth in our alternative profit stream portfolio, effective negotiations to achieve savings on the cost of products sold and decreased shrink, transportation and advertising costs, as a percentage of sales, reflecting the significant increase in sales volumes, partially offset by continued investments in lower prices for our customers and a change in our product sales mix, including lower relative sales in higher gross margin categories such as deli/bakery.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.37% for the second quarter of 2020, compared to 17.08% for the second quarter of 2019. The increase in the second quarter of 2020, compared to the second quarter of 2019 resulted primarily from the 2020 Second Quarter OG&A Adjusted Items, the Second Quarter COVID-19 Investments, growth in our digital channel as a result of heightened demand during the pandemic and the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, partially offset by the effect of increased sales due to the pandemic which decreases our OG&A rate, as a percentage of sales, the 2019 Second Quarter OG&A Adjusted Items and broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2020 Second Quarter OG&A Adjusted Items and the 2019 Second Quarter OG&A Adjusted Items, our OG&A rate decreased 61 basis points in the second quarter of 2020, compared to the second quarter of 2019. This decrease resulted primarily from the effect of increased sales due to the pandemic which decreases our OG&A rate, as a percentage of sales, and broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by the Second Quarter COVID-19 Investments and growth in our digital channel as a result of heightened demand during the pandemic.

OG&A expenses, as a percentage of sales, were 18.00% for the first two quarters of 2020, compared to 17.01% for the first two quarters of 2019. The increase in the first two quarters of 2020, compared to the first two quarters of 2019 resulted primarily from the 2020 Multi-Employer Pension Contribution, the 2020 OG&A Adjusted Items, the COVID-19 Investments, growth in our digital channel as a result of heightened demand during the pandemic and the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, partially offset by the effect of increased sales due to the pandemic which decreases our OG&A rate, as a percentage of sales, the 2019 OG&A Adjusted Items and broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

Excluding the effect of fuel, the 2020 OG&A Adjusted Items and the 2019 OG&A Adjusted Items, our OG&A rate increased 4 basis points in the first two quarters of 2020, compared to the first two quarters of 2019. This increase resulted primarily from the 2020 Multi-Employer Pension Contribution, the COVID-19 Investments and growth in our digital channel as a result of heightened demand during the pandemic, partially offset by the effect of increased sales due to the pandemic which decreases our OG&A rate, as a percentage of sales and broad based improvement of Restock Kroger cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions. Excluding the effect of fuel, the 2020 OG&A Adjusted Items, the 2019 OG&A Adjusted Items and the 2020 Multi-Employer Pension Contribution, our OG&A rate improved 32 basis points.

Rent Expense

Rent expense decreased, as a percentage of sales, in both the second quarter and first two quarters of 2020, compared to the same periods in 2019. This decrease resulted primarily from the effect of increased sales due to the pandemic which decreases our rent expense, as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased, as a percentage of sales, in both the second quarter and first two quarters of 2020, compared to the same periods in 2019. This decrease resulted primarily from the effect of increased sales due to the pandemic which decreases our depreciation expense, as a percentage of sales, partially offset by decreased fuel sales, which increases our depreciation expense, as a percentage of sales, additional depreciation on capital investments, excluding mergers and lease buyouts during the rolling four quarter period ending with the second quarter of 2020 of $2.9 billion and a decrease in the average useful life on these capital investments. Our strategy under Restock Kroger includes initiatives to enhance the customer experience in stores, improve our process efficiency and integrate our digital shopping experience through technology developments. As such, the percentage of capital investments related to digital and technology has grown compared to the prior year, which has caused a decrease in the average depreciable life of our capital portfolio.

Operating Profit and FIFO Operating Profit

Operating profit was $820 million, or 2.69% of sales, for the second quarter of 2020, compared to $559 million, or 1.98% of sales, for the second quarter of 2019. Operating profit, as a percentage of sales, increased 71 basis points in the second quarter of 2020, compared to the second quarter of 2019, due to improved sales to retail customers without fuel, a higher gross margin rate, decreased rent and depreciation and amortization expenses, as a percentage of sales, partially offset by increased OG&A expense, as a percentage of sales, and decreased fuel earnings.

Operating profit was $2.1 billion, or 2.98% of sales, for the first two quarters of 2020, compared to $1.5 billion, or 2.23% of sales, for the first two quarters of 2019. Operating profit, as a percentage of sales, increased 75 basis points in the first two quarters of 2020, compared to the first two quarters of 2019, due to improved sales to retail customers without fuel, a higher gross margin rate, decreased rent and depreciation and amortization expenses, as a percentage of sales, and increased fuel earnings, partially offset by increased OG&A expense, as a percentage of sales.

FIFO operating profit was $843 million, or 2.76% of sales, for the second quarter of 2020, compared to $589 million, or 2.09% of sales, for the second quarter of 2019. FIFO operating profit, excluding the 2020 and 2019 Second Quarter Adjusted Items, increased 74 basis points in the second quarter of 2020, compared to the second quarter of 2019, due to improved sales to retail customers without fuel, a higher gross margin rate, decreased rent and depreciation and amortization expenses, as a percentage of sales, partially offset by increased OG&A expense, as a percentage of sales, and decreased fuel earnings.

FIFO operating profit was $2.2 billion, or 3.05% of sales, for the first two quarters of 2020, compared to $1.5 billion, or 2.30% of sales, for the first two quarters of 2019. FIFO operating profit, excluding the 2020 and 2019 Adjusted Items, increased 86 basis points in the first two quarters of 2020, compared to the first two quarters of 2019, due to improved sales to retail customers without fuel, a higher gross margin rate, decreased rent and depreciation and amortization expenses, as a percentage of sales, and increased fuel earnings, partially offset by increased OG&A expense, as a percentage of sales.

Specific factors contributing to the operating trends for operating profit and FIFO operating profit above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2020 and 2019 Adjusted Items.

Operating Profit excluding the Adjusted Items

($ in millions)

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 17,	August 15,	August 17,
	2020	2019	2020	2019
Operating profit	$820	$559	$2,146	$1,460
LIFO charge	23	30	54	46

FIFO Operating profit	843	589	2,200	1,506

Adjustment for pension plan withdrawal liabilities	—	27	—	86
Adjustment for Home Chef contingent consideration	25	2	85	(21)
Adjustment for transformation costs	29	—	67	—
Other	(3)	8	(5)	12

2020 and 2019 Adjusted items	51	37	147	77

Adjusted FIFO operating profit excluding the adjusted items above	$894	$626	$2,347	$1,583

Income Taxes

The effective income tax rate was 22.7% in the second quarter of 2020, compared to 24.5% in the second quarter of 2019. The effective income tax rate was 23.2% for the first two quarters of 2020, compared to 23.3% for the first two quarters of 2019. The effective income tax rate for the second quarter and first two quarters of 2020 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions and the benefit from share-based payments. The effective income tax rate for the second quarter of 2019 and the first two quarters of 2019 differed from the federal statutory rate due to the effect of state income taxes and tax expense related to share-based payments, partially offset by the utilization of tax credits and deductions.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings were $1.03 per diluted share for the second quarter of 2020 compared to net earnings of $0.37 per diluted share for the second quarter of 2019.  Adjusted net earnings of $0.73 per diluted share for the second quarter of 2020 represented an increase of 65.9% compared to adjusted net earnings of $0.44 per diluted share for the second quarter of 2019. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit without fuel and lower weighted average common shares outstanding due to common share repurchases, partially offset by decreased fuel earnings and a higher income tax expense.

Net earnings were $2.55 per diluted share for the first two quarters of 2020 compared to net earnings of $1.31 per diluted share for the first two quarters of 2019.  Adjusted net earnings of $1.95 per diluted share for the first two quarters of 2020 represented an increase of 68.1% compared to adjusted net earnings of $1.16 per diluted share for the first two quarters of 2019. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit without fuel, increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $5.4 billion of cash from operations in the first two quarters of 2020 compared to $3.3 billion in the first two quarters of 2019. Net earnings including noncontrolling interests, adjusted for non-cash items and other impacts, generated approximately $3.7 billion of operating cash flow in the first two quarters of 2020 compared to $2.4 billion in the first two quarters of 2019. Cash provided by operating activities for changes in working capital was $1.7 billion in the first two quarters of 2020 compared to $845 million in the first two quarters of 2019. The increase in cash provided by operating activities for changes in working capital in the first two quarters of 2020, compared to the first two quarters of 2019, was primarily due to the following:

●	A decrease in FIFO inventory at the end of the second quarter of 2020 due to accelerated timing of inventory sell-through resulting from elevated demand for our products during the pandemic;

●	Increased trade accounts payable at the end of the second quarter of 2020, primarily related to inventory purchases to meet elevated demand during the pandemic and improved vendor terms;

●	An increase in accrued salaries and wages at the end of the second quarter of 2020, primarily related to an increase in employee headcount in response to the pandemic; and

●	Cash flows from income taxes were favorable in the first two quarters of 2020 compared to the first two quarters of 2019, primarily due to favorable changes in the timing of certain deductions including changes enacted under the CARES Act;

●	Partially offset by proceeds from a contract associated with the sale of a business that benefited the first two quarters of 2019.

Cash paid for interest increased in the first two quarters of 2020, compared to the first two quarters of 2019, primarily due to the timing of certain semi-annual senior notes interest payments that were paid during the first quarter of 2020 which were accrued as of the end of fiscal year 2019.

Net cash used by investing activities

Investing activities used cash of $1.3 billion in the first two quarters of 2020 compared to $1.0 billion in the first two quarters of 2019. The amount of cash used by investing activities increased in the first two quarters of 2020 compared to the first two quarters of 2019, primarily due to the following:

●	Decreased proceeds from the sale of assets in the first two quarters of 2020 compared to the first two quarters of 2019; and

●	Proceeds from the sale of businesses that benefited the first two quarters of 2019, partially offset by

●	Reduced payments for property and equipment in the first two quarters of 2020 to ensure the focus of our teams was on addressing our most important priorities during the pandemic.

Net cash used by financing activities

We used $1.6 billion of cash for financing activities in the first two quarters of 2020 compared to $2.0 billion during the first two quarters of 2019. The amount of cash used for financing activities for the first two quarters of 2020, compared to the first two quarters of 2019, decreased primarily due to increased proceeds from issuance of long-term debt and decreased payments on long-term debt, partially offset by increased payments on commercial paper and share repurchases.

Debt Management

As of August 15, 2020, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of August 15, 2020, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of August 15, 2020.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants. As of August 15, 2020, we were in compliance with the financial covenants. Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $594 million as of August 15, 2020 compared to our fiscal year end 2019 debt of $14.1 billion. This decrease resulted primarily from net payments on commercial paper borrowings of $1.2 billion partially offset by the issuance of $500 million of senior notes bearing an interest rate of 2.20%.

Common Share Repurchase Program

During the second quarter of 2020, we invested $247 million to repurchase 7.3 million Kroger common shares at an average price of $33.89 per share. For the first two quarters of 2020, we invested $669 million to repurchase 21.6 million Kroger common shares at an average price of $30.99 per share. The shares repurchased in the first two quarters of 2020 were reacquired under the following share repurchase programs:

●	On November 5, 2019, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “November 2019 Repurchase Program”), and

●	A program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

As of August 15, 2020, there was $33 million remaining under the November 2019 Repurchase Program. On September 11, 2020, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2020 Repurchase Program”). The September 2020 Repurchase Program authorization replaced the existing November 2019 Repurchase Program.

Dividends

The following table provides dividend information ($ in millions, except per share amounts):

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 17,	August 15,	August 17,
	2020	2019	2020	2019
Cash dividends paid	$126	$113	$254	$226
Cash dividends paid per common share	$0.16	$0.14	$0.32	$0.28

Liquidity Needs

Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our liquidity needs include anticipated requirements for working capital, capital investments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the second quarter of 2020. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We have approximately $1.0 billion of senior notes maturing in the next twelve months, which are included in our estimated liquidity needs. We expect to satisfy these obligations using cash generated from operations, temporary cash investments on hand, or through the issuance of additional senior notes or commercial paper. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

We held cash and temporary cash investments of $2.8 billion as of the end of the second quarter of 2020, reflecting improved operating performance, significant improvements in working capital and deferred tax payments as a result of the CARES Act. We expect working capital to improve for the year, although not to the level experienced in the first two quarters of 2020, which was inflated by significant sales growth due to COVID-19. We remain committed to our dividend and share repurchase program and we will be evaluating the optimal use of any excess free cash flow, consistent with our previously stated capital allocation strategy.

The CARES Act, which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include deferring the due dates of tax payments and other changes to income and non-income-based tax laws. As permitted under the CARES Act, we will defer the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. During the first two quarters of 2020, we deferred the employer portion of social security tax of $329 million which is included in “Other long-term liabilities” in our Consolidated Balance Sheets. We expect to defer a total of approximately $600 to $650 million of payments related to the employer’s portion of social security tax in 2020.

For additional information about our debt activity in the first two quarters of 2020, including the drawdown and repayments under our revolving credit facility, forward-starting interest rate swap agreements and our senior notes issuance, see Note 2 to the Consolidated Financial Statements.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $683 million for the second quarter of 2020 compared to $676 million for the second quarter of 2019. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.4 billion in the first two quarters of 2020 and $1.6 billion in the first two quarters of 2019. During the rolling four quarter period ended with the second quarter of 2020, we opened, expanded, relocated or acquired 21 supermarkets and also completed 98 major within-the-wall remodels. Total supermarket square footage at the end of the second quarter of 2020 remained relatively consistent with the end of the second quarter of 2019. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2020 increased 0.5% over the end of the second quarter of 2019.

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

NEW ACCOUNTING STANDARDS

Refer to Note 5 and Note 6 to the Consolidated Financial Statements for recently adopted accounting standards and recently issued accounting standards not yet adopted as of August 15, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 15, 2020, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Kroger’s internal control over financial reporting during the quarter ended August 15, 2020, that has materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
May 24, 2020 to June 20, 2020	92,945	$32.34	92,945	$245
Second four weeks
June 21, 2020 to July 18, 2020	5,285,434	$33.36	3,743,749	$132
Third four weeks
July 19, 2020 to August 15, 2020	3,433,297	$34.61	3,432,121	$33
Total	8,811,676	$33.84	7,268,815	$33
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2020 contained three 28-day periods.

(2)	Includes (i) shares repurchased under the November 2019 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 1,542,861 shares that were surrendered to the Company by participants under our long term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the November 2019 Repurchase Program and the 1999 Repurchase Program.

(4)	On November 5, 2019, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “November 2019 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the November 2019 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The November 2019 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. On September 11, 2020, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2020 Repurchase Program”). The September 2020 Repurchase Program authorization replaced the existing November 2019 Repurchase Program.

Item 6. Exhibits.

EXHIBIT 3.1	-

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

THE KROGER CO.

Dated: September 22, 2020	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 22, 2020	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer