Form 10-K
period 2021-01-30
KROGER CO
filed 2021-03-30
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 15, 2020). $27.6 billion.

The number of shares outstanding of the registrant's common stock, as of the latest practicable date. 751,993,701 shares of Common Stock of $1 par value, as of March 24, 2021.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2020 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

The Kroger Co.

Form 10-K

For the Fiscal Year Ended January 30, 2021

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

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the COVID-19 pandemic, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings, incremental FIFO operating profit, and adjusted free cash flow goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, the temporary inability of customers to shop due to illness, quarantine, or other travel restrictions or financial hardship, shifts in demand away from discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-filling activities, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates, temporary store closures due to reduced workforces or government mandates, or the availability and efficacy of a vaccine; labor negotiations or disputes; changes in the types and numbers of businesses that compete with Kroger; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; Kroger's response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities, changes in tariffs, and the unemployment rate; the effect that fuel costs have on consumer spending; volatility of fuel margins; changes in government-funded benefit programs and the extent and effectiveness of any COVID-19 stimulus packages; manufacturing commodity costs; diesel fuel costs related to Kroger's logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third-party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events, including the coronavirus; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and widening and deepening our strategic moats of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

We cannot fully foresee the effects of changes in economic conditions on our business.

Other factors and assumptions not identified above, including those discussed in Part 1, Item 1A of this Annual Report, could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives. We undertake no obligation to update the forward-looking information contained in this filing.

ITEM 1.	BUSINESS.

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. As of January 30, 2021, we are one of the largest retailers in the world based on annual sales. We also manufacture and process some of the food for sale in our supermarkets. We maintain a web site (www.thekrogerco.com) that includes the Kroger Fact Book and other additional information about the Company. Kroger’s website and any reports or other information made available by Kroger through its website are not part of or incorporated by reference into this Annual Report on Form 10-K. We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments. These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the SEC.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominantly by selling products at price levels that produce revenues in excess of the costs to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses. Our fiscal year ends on the Saturday closest to January 31. All references to 2020, 2019 and 2018 are to the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively, unless specifically indicated otherwise.

STORES

As of January 30, 2021, Kroger operated, either directly or through its subsidiaries, 2,742 supermarkets under a variety of local banner names, of which 2,255 had pharmacies and 1,596 had fuel centers.  We offer Pickup (also referred to as ClickList®) and Harris Teeter ExpressLane™— personalized, order online, pick up at the store services — at 2,223 of our supermarkets and provide home delivery service to substantially all of Kroger households. Approximately 51% of our supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  Our stores operate under a variety of banners that have strong local ties and brand recognition. Fuel sales are an important part of our revenue, net earnings and loyalty offering.  Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable.  Each fuel center typically includes 5 to 10 islands of fuel dispensers and storage tanks with capacity for 40,000 to 50,000 gallons of fuel. Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

MERCHANDISING AND MANUFACTURING

Our Brands products play an important role in our merchandising strategy. Our supermarkets, on average, stock over 15,000 private label items. Our Brands products are primarily produced and sold in three “tiers.” Private Selection® is one of our premium quality brands, offering customers culinary foods and ingredients that deliver amazing eating experiences. The Kroger® brand, which represents the majority of our private label items, is designed to consistently satisfy and delight customers with quality products that exceed or meet the national brand in taste and efficacy, as well as with unique and differentiated products. Big K®, Check This Out…® and Heritage Farm® are some of our value brands, designed to deliver good quality at a very affordable price. In addition to our three “tiers,” Our Brands offers customers a variety of natural and organic products with Simple Truth® and Simple Truth Organic®. Both Simple Truth and Simple Truth Organic are free from a defined list of artificial ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 29% of Our Brands units and 40% of the grocery category Our Brands units sold in our supermarkets are produced in our food production plants; the remaining Our Brands items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on Our Brands products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 30, 2021, we operated 35 food production plants. These plants consisted of 16 dairies, 9 deli or bakery plants, five grocery product plants, two beverage plants, one meat plant and two cheese plants.

SEASONALITY

The majority of our revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, certain significant events including inclement weather systems, particularly winter storms, tend to affect our sales trends.

HUMAN CAPITAL MANAGEMENT

Our People

We want Kroger to be a place our customers love to shop and associates love to work. This is why we create working environments where associates feel encouraged and supported to be their best selves every day. As of January 30, 2021, Kroger employed approximately 465,000 full- and part-time employees. With these nearly half a million associates serving more than nine million customers every day, our people are essential to our success, and we focus intentionally on attracting, developing and engaging a diverse workforce that represents the communities we serve. We have long been guided by our core values – Honesty, Integrity, Respect, Safety, Diversity and Inclusion.

Attracting & Developing Our Talent

We recognize that our people are our most important asset. To deliver on our customers’ experiences, we continually improve how we attract and retain talent. In addition to competitive wages, quality benefits, and a safe work environment, we offer a broad range of employment opportunities for workers of all ages and aspirations. During the past decade, Kroger has added 100,000 new jobs in communities across America. Many supermarket roles offer opportunities to learn new skills, grow and advance careers — inside or outside our family of companies.

Associates at all levels of the Company have access to training and education programs to build their skills and prepare for the roles they want. In 2021, we expect to spend approximately $125 million on training our associates through onboarding, leadership development programs, and programs designed to upskill associates across the Company. We continue to invest in new platforms and applications to make learning more accessible to our associates.

Beyond our own programs, associates can take advantage of our tuition reimbursement benefit, which offers up to $3,500 annually — $21,000 over the course of employment — toward continuing education. These funds can be applied to education programs like certifications, associate or graduate degrees. Kroger has invested more than $15 million in this program since it launched in 2018.

Rewarding Our Associates

We care about our associates’ overall well-being — physical, financial and emotional — and provide wages and benefits that help associates take care of themselves and their families. Between 2018 and 2020, we invested an incremental $800 million in associate wages. Since 2018, Kroger’s average retail hourly wage increased to over $15 per hour. Including benefit equivalents, the average rate surpasses $20 per hour.

Promoting Diversity, Equity & Inclusion

Diversity and inclusion have been among Kroger’s values for decades. We strive to reflect the communities we serve and foster a culture that empowers everyone to be their true self, inspires collaboration, and feeds the human spirit. During the past year, we have taken a very thoughtful and purposeful approach to enact meaningful change and develop what we believe are the right actions to achieve true and lasting equality. Our new Framework for Action: Diversity, Equity & Inclusion plan reflects our desire to redefine, deepen, and advance our commitment, mobilizing our people, passion, scale and resources. The following summarizes our framework: Create a More Inclusive Culture; Develop Diverse Talent; Advance Diverse Partnerships; Advance Equitable Communities; Deeply Listen and Report Progress.

Creating a Safe Environment

Our associates’ safety is a top priority and it is one of our core values. Since March of 2020, we have made significant investments to reward and safeguard our associates and customers. At the onset of the COVID-19 pandemic, we activated our Pandemic Preparedness Plan and Business Resilience Plan to help protect frontline associates, stay open to serve our customers and communities, and anticipate and adapt to critical needs in a rapidly changing situation. Since then, we have enacted more than 30 policy changes to help keep our associates safe, including offering paid emergency leave to those most directly affected by COVID-19, providing personal protective equipment, offering free testing through our COVID-19 at-home test kits, and promoting physical distancing in our locations. We are committed to supporting the health and well-being of our associates by providing a robust range of physical and mental health benefits and offering an incentive to associates who choose to get the COVID-19 vaccine.

Beyond the pandemic, we prioritize providing the right safety training and equipment, safe working conditions and resources to maintain and improve associates’ well-being. Through our strategy to set clear expectations, routine monitoring, and regular communication and engagement, we reduce the number of injuries and accidents that happen in our workplace.

We track health and safety metrics centrally for an enterprise-wide view of issues, trends and opportunities and monitor associate injury performance including total injuries, Occupational Safety and Health Administration (“OSHA”) injury rates, and lost-time injuries, as well as customer injury metrics like slip-and-fall injuries. We also track the completion of required training for associates and we regularly share these metrics with leaders and relevant team members to inform management decisions.

Supporting Labor Relations

A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 350 such agreements, usually with terms of three to five years. Our objective in every negotiation is to find a fair and reasonable balance on compensation packages that provide solid wages as well as good quality, affordable health care and retirement benefits while also keeping our family of companies competitive in the market.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers and the positions held by each such person. Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Mary E. Adcock	45

Ms. Adcock was elected Senior Vice President effective May 1, 2019 and is responsible for retail operations as well as the oversight of several Kroger retail divisions. From June 2016 to April 2019, she served as Group Vice President of Retail Operations. Prior to that, she served as Vice President of Operations for Kroger’s Columbus Division from November 2015 to May 2016 and as Vice President of Merchandising for the Columbus Division from March 2014 to November 2015. From February 2012 to March 2014, Ms. Adcock served as Vice President of Natural Foods Merchandising and from October 2009 to February 2012, she served as Vice President of Deli/Bakery Manufacturing. Prior to that, Ms. Adcock held several leadership positions in the manufacturing department, including human resources manager, general manager and division operations manager. Ms. Adcock joined Kroger in 1999 as human resources assistant manager at the Country Oven Bakery in Bowling Green, Kentucky.

Stuart W. Aitken	49

Mr. Aitken was named Senior Vice President and Chief Merchant and Marketing Officer in August 2020. He was elected Senior Vice President in February 2019 and served as Group Vice President from June 2015 to February 2019. He is responsible for sales, pricing, promotional and category planning for fresh foods, center store and general merchandise categories, as well as analytics & execution, e-commerce and Digital Merchandising, and Our Brands. Prior to joining Kroger, he served as the chief executive officer of dunnhumby USA, LLC from July 2010 to June 2015. Mr. Aitken has over 15 years of marketing, academic and technical experience across a variety of industries, and held various leadership roles with other companies, including Michaels Stores and Safeway, Inc.

Gabriel Arreaga	46

Mr. Arreaga was elected Senior Vice President of Supply Chain in December 2020. He is responsible for the company’s industry-leading Supply Chain organization, Logistics, Inventory & Replenishment, Manufacturing, and Fulfillment Centers. Prior to Kroger, Mr. Arreaga served as senior vice president of Supply Chains for Mondelez, where he was responsible for all operations and functions from field to consumer, internal and external factories, fulfillment centers, direct to store branches, Logistics and product development. He was also global vice president of Operations for Stanley Black and Decker and held numerous leadership roles at Unilever including vice president of Food and Beverage Operations.

Yael Cosset	47

Mr. Cosset was elected Senior Vice President and Chief Information Officer in May 2019 and is responsible for leading Kroger’s digital strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and e-commerce. In August 2020, he also assumed responsibility for Kroger’s alternative profit businesses, including Kroger’s data analytics subsidiary, 84.51 ͦ LLC and Kroger Personal Finance. Prior to that, Mr. Cosset served as Group Vice President and Chief Digital Officer from January 2017 to April 2019. Before that, he served as Chief Commercial Officer and Chief Information Officer of 84.51° LLC from April 2015 to December 2016. Prior to joining Kroger, Mr. Cosset served in several leadership roles at dunnhumby USA, LLC from 2009 to 2015, including Executive Vice President of Consumer Markets and Global Chief Information Officer.

Michael J. Donnelly	62

Mr. Donnelly was elected Executive Vice President and Chief Operating Officer in December 2017. Prior to that, he was Executive Vice President of Merchandising from September 2015 to December 2017, and Senior Vice President of Merchandising from July 2011 to September 2015. Before that, Mr. Donnelly held a variety of key management positions with Kroger, including President of Ralphs Grocery Company, President of Fry’s Food Stores, and Senior Vice President, Drug/GM Merchandising and Procurement. Mr. Donnelly joined Kroger in 1978 as a clerk. Mr. Donnelly has announced his plan to retire in Spring of 2021.

Carin L. Fike	52

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

Todd A. Foley	51

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

Calvin J. Kaufman	58

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

Timothy A. Massa	54

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

Stephen M. McKinney	64

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

W. Rodney McMullen	60

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

Gary Millerchip	49

Mr. Millerchip was elected Senior Vice President and Chief Financial Officer effective April 2019. Prior to this, he served as Chief Executive Officer for Kroger Personal Finance since joining Kroger in 2008. Before coming to Kroger he was responsible for the Royal Bank of Scotland (RBS) Personal Credit Card business in the United Kingdom. He joined RBS in 1987 and held leadership positions in Sales & Marketing, Finance, Change Management, Retail Banking Distribution Strategy and Branch Operations during his time there.

Erin S. Sharp	63

Ms. Sharp has served as Group Vice President of Manufacturing since June 2013. She joined Kroger in 2011 as Vice President of Operations for Kroger’s Manufacturing division. Before joining Kroger, Ms. Sharp served as Vice President of Manufacturing for the Sara Lee Corporation. In that role, she led the manufacturing and logistics operations for the central region of their U.S. Fresh Bakery Division. Ms. Sharp has over 30 years of experience supporting food manufacturing operations. Ms. Sharp has announced her plan to retire in Spring of 2021.

Mark C. Tuffin	61

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

Christine S. Wheatley	50

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by intense price competition, expansion, increasing fragmentation of retail and online formats, entry of non-traditional competitors and market consolidation. Customer behavior shifted quickly and considerably during the pandemic, including a shift from food away from home to food at home. We see three major trends shaping the industry post-pandemic: e-commerce, cooking at home and prepared foods to go. If we do not appropriately or accurately anticipate customer preferences or fail to quickly adapt to these changing preferences, or if trends shift more quickly to food away from home, our sales and profitability could be adversely affected. If we fail to meet the evolving needs of our customers, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected.

We are continuing to enhance the customer connection with investments in our four competitive moats – Seamless, Personalization, Fresh, and Our Brands. Each of these are strategic differentiators and each one is designed to generate customer loyalty and sustainable growth momentum. We believe our plans to deepen and strengthen our competitive moats provide a balanced approach that will enable us to meet the wide-ranging needs and expectations of our customers. If we are unable to continue to enhance the foregoing key elements of our connection with customers, or they fail to strengthen customer loyalty, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected. Our ecosystem monetizes the traffic and data insights generated by our enhanced customer experience. We are using our assets in new ways through these fast-growing, asset-light and margin rich businesses. We may be unsuccessful in implementing our alternative profit strategy, which could adversely affect our market share and business growth, and our financial condition, results of operations or cash flows. The nature and extent to which our competitors respond to the evolving and competitive industry by developing and implementing their competitive strategies could adversely affect our profitability.

In addition, evolving customer preferences and the advancement of online, delivery, ship to home, and mobile channels in our industry enhance the competitive environment. We must anticipate and meet these evolving customer preferences and continue to implement technology, software and processes to be able to conveniently and cost-effectively fulfill customer orders. Providing flexible fulfillment options and implementing new technology is complex and may not meet customer preferences. If we are not successful in reducing or offsetting the cost of fulfilling orders outside of our traditional in-store channel with efficiencies, cost-savings, expense reductions, or alternative revenues, our financial condition, results of operations or cash flows could be adversely affected.

In addition, if we do not successfully develop and maintain a relevant digital experience for our customers, our business, financial condition, results of operations or cash flows could be adversely impacted. Digital retailing is rapidly evolving, and we must keep pace with new developments by our competitors as well as the evolving needs and preferences of our customers. Our digital business accelerated significantly during the COVID-19 pandemic including Pickup, Delivery and Ship. We must compete by offering a convenient shopping experience for our customers regardless of how they choose to shop with us, and by investing in, providing and maintaining relevant customer-facing apps and interfaces that have the features customers want that are also reliable and easy to use. The future success of the digital business will also depend on the efficiency and cost effectiveness of fulfilling orders across our modalities, whether in store, in pickup-only locations, and through customer fulfillment centers powered by Ocado.

PRODUCT SAFETY

Customers count on Kroger to provide them with safe food and drugs and other merchandise. Concerns regarding the safety of the products that we sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. We could be adversely affected by personal injury or project liability claims, product recalls, or other health and safety issues. If we sell products that cause illness or injury to customers, resulting from product contamination or spoilage, the presence of certain substances, or damage caused in handling, storage or transportation, we could be exposed to claims or litigation. Any issue regarding the safety of items whether Our Brands items manufactured by the company or for the company or CPG products we sell, regardless of the cause, could have a substantial and adverse effect on our reputation, financial condition, results of operations or cash flows.

EMPLOYEE MATTERS

A majority of our associates are covered by collective bargaining agreements with unions, and our relationship with those unions, including a prolonged work stoppage affecting a substantial number of locations, could have a material adverse effect on our financial condition, results of operations or cash flows. We are a party to approximately 350 collective bargaining agreements. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate new contracts with labor unions. In addition, changes to national labor policy could affect labor relations with our associates and relationships with unions. Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on our financial condition, results of operations or cash flows.

We are committed to paying fair wages and providing the benefits that were collectively bargained with the United Food and Commercial Workers (“UFCW”) and other labor unions representing associates. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including regulatory changes, wage rates, and healthcare and other insurance costs. Changes to wage regulations, including further increases in the minimum wage and extra pay ordinances enacted by local governments, could have an impact on our future financial condition, results of operations or cash flows. Our ability to meet our labor needs, while controlling wages and other costs, is subject to numerous external factors, including the available qualified workforce in each area where we are located, unemployment levels within those areas, wage rates, and changes in employment and labor laws.

Our continued success depends on the ongoing contributions of our associates, including members of our senior management and other key personnel. We must recruit, hire, develop and retain qualified associates with an increasingly large range of skills to meet the needs of our evolving and complex business. We compete with other retail and non-retail businesses for these associates and invest significant resources in training and motivating them. Competition among potential employers could result in increased associate costs, or in our failure to recruit and retain associates. There is no assurance that we will be able to attract or retain sufficient highly qualified associates in the future, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our technology systems are vulnerable to disruption from circumstances beyond our control, and we regularly defend against and respond to data security incidents. Cyber-attackers have targeted and accessed, and may in the future again attempt to target and access, information stored in our or our vendors’ systems in order to misappropriate confidential customer or business information. Although we have implemented procedures to protect our information, and require our vendors to do the same, we cannot be certain that our security systems will successfully defend against, or be able to effectively respond to, rapidly evolving, increasingly sophisticated cyber-attacks as they become more difficult to detect and defend against. Further, a Kroger associate, a contractor or other third party with whom we do business may in the future circumvent our security measures in order to obtain information or may inadvertently cause a breach involving information. In addition, hardware, software or applications we may use may have inherent defects, vulnerabilities, or could be inadvertently or intentionally applied or used in a way that could compromise our information security.

Our cybersecurity program, continued investment in our information technology systems, and our processes to evaluate and select vendors with reasonable information security controls may not effectively insulate us from potential attacks, data breaches or disruptions to our business operations, which could result in a loss of customers or business information, negative publicity, damage to our reputation, and exposure to claims from customers, financial institutions, regulatory authorities, payment card associations, associates and other persons. Any such events could have an adverse effect on our business, financial condition, results of operations or cash flows and may not be covered by our insurance. In addition, compliance with privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes and may require us to devote significant management resources to address these issues. The costs of attempting to protect against the foregoing risks and the costs of responding to cyber-attacks are significant. Following a cyber-attack, our and/or our vendors’ remediation efforts may not be successful, and a cyber-attack could result in interruptions, delays or cessation of service, and loss of existing or potential customers. In addition, breaches of our and/or our vendors’ security measures and the unauthorized dissemination of sensitive personal information or confidential information about us or our customers could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers and business relationships, litigation or other actions which could have a material adverse effect on our brands, reputation, business, financial condition, results of operations or cash flows.

Data governance failures can adversely affect our reputation and business. Our business depends on our customers’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers of our uses of their information, failing to keep our information technology systems and our customers’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error) or that of our business associates, vendors or other third parties, could adversely affect our brand and reputation and operating results and also could expose and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, and/or injunctive relief, any of which could adversely affect our businesses, financial condition, results of operations or cash flows. Large scale data breaches at other entities, including supply chain security vulnerabilities, increase the challenge we and our vendors face in maintaining the security of our information technology systems and proprietary information and of our customers’ information. There can be no assurance that such failures will not occur, or if any do occur, that we will detect them or that they can be sufficiently remediated.

The use of data by our business and our business associates is highly regulated. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we or those with whom we share information fail to comply with laws and regulations, such as the California Consumer Privacy Act (CCPA) or the Health Insurance Portability and Accountability Act (HIPAA), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance.

PAYMENT SYSTEMS

We accept payments using a variety of methods, including cash and checks, select credit and debit cards, and Kroger Pay, a mobile payment solution. As we offer new payment options to our customers, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related acceptance fees, along with additional transaction processing fees. We rely on third parties to provide payment transaction processing services for credit and debit cards. It could disrupt our business if these companies become unwilling or unable to provide these services to us, including due to short term disruption of service. We are also subject to evolving payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers. For example, we are subject to Payment Card Industry Data Security Standards (“PCI DSS”), which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. If our payment card terminals or internal systems are breached or compromised, we may be liable for card re-issuance costs and other costs, subject to fines and higher transaction fees, and lose our ability to accept card payments from our members, or if our third-party service providers’ systems are breached or compromised, our business, financial condition, results of operations or cash flows could be adversely affected.

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

LEGAL PROCEEDINGS AND INSURANCE

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, contract disputes, regulatory claims and other proceedings. Other legal proceedings purport to be brought as class actions on behalf of similarly situated parties. Some of these proceedings could result in a substantial loss to Kroger. We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable. Assessing and predicting the outcome of these matters involves substantial uncertainties. Adverse outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have a material adverse effect on our financial condition, results of operations or cash flows. Please also refer to the “Litigation” section in Note 13 to the Consolidated Financial Statements.

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, property, director and officers’ liability, cyber risk exposure and associate health care benefits. Any actuarial projection of losses is subject to a high degree of variability. With respect to insured matters, we are liable for retention amounts that vary by the nature of the claim, and some losses may not be covered by insurance. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all affect our financial condition, results of operations or cash flows.

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Multi-Employer Pension Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing associates covered by those agreements. We believe that the present value of actuarially accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits, and we expect that Kroger’s contributions to those funds will increase over the next few years. A significant increase to those funding requirements could adversely affect our financial condition, results of operations or cash flows. Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, except as noted below, there is a risk that the agencies that rate our outstanding debt instruments could view the underfunded nature of these plans unfavorably, or adjust their current views unfavorably, when determining their ratings on our debt securities. Any downgrading of our debt ratings likely would adversely affect our cost of borrowing and access to capital.

We also currently bear the investment risk of two multi-employer pension plans in which we participate. In addition, we have been designated as the named fiduciary of these funds with sole investment authority of the assets of these funds. If investment results fail to meet our expectations, we could be required to make additional contributions to fund a portion of or the entire shortfall, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

INTEGRATION OF NEW BUSINESS AND STRATEGIC ALLIANCES

We enter into mergers, acquisitions and strategic alliances with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth. Achieving the anticipated or desired benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies, capital requirements, and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

FUEL

We sell a significant amount of fuel in our 1,596 fuel centers, which could face increased regulation, including due to climate change or other environmental concerns, and demand could be affected by concerns about the effect of emissions on the environment as well as retail price increases. We are unable to predict future regulations, environmental effects, political unrest, acts of terrorism, disruptions to the economy, including but not limited to the COVID-19 pandemic, and other matters that may affect the cost and availability of fuel, and how our customers will react to such factors, which could adversely affect our financial condition, results of operations or cash flows.

ECONOMIC CONDITIONS

Our operating results could be materially impacted by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates and other matters could reduce consumer spending. Increased fuel prices could also have an effect on consumer spending and on our costs of producing and procuring products that we sell. We are unable to predict how the global economy and financial markets will perform. If the global economy and financial markets do not perform as we expect, it could adversely affect our financial condition, results of operations or cash flows.

WEATHER, NATURAL DISASTERS AND OTHER EVENTS

A large number of our stores and distribution facilities are geographically located in areas that are susceptible to hurricanes, tornadoes, floods, droughts and earthquakes. Weather conditions and natural disasters could disrupt our operations at one or more of our facilities, interrupt the delivery of products to our stores, substantially increase the cost of products, including supplies and materials and substantially increase the cost of energy needed to operate our facilities or deliver products to our facilities. Moreover, the effects of climate change, including those associated with extreme weather events, may affect our ability to procure needed commodities at costs and in quantities that are optimal for us or at all. Adverse weather, natural disasters, geo-political and catastrophic events, such as war, civil unrest, acts of terrorism or other acts of violence, including active shooter situations (which have occurred in the past at our locations), or pandemics, such as the spread of the novel coronavirus, COVID-19, or other future pandemics and other matters that could reduce consumer spending, could materially affect our financial condition, results of operations or cash flows.

COVID-19

The global COVID-19 pandemic continues to affect our business. A full year into the pandemic, many factors and uncertainties remain, including:

●	the continuing concerns about the health of, and the effect on our associates, and our ability to meet staffing needs in our stores, distribution facilities, corporate offices and other critical functions;

●	the ultimate duration of the pandemic, including whether there will be additional spikes in the number of COVID-19 cases, future mutations or related strains of the virus;

●	the duration, degree and effectiveness of governmental measures, such as access to unemployment compensation, stimulus payments, and other fiscal policy changes;

●	the timing and availability of, and prevalence of access to and utilization of, effective medical treatments and timely rollout of vaccinations for COVID-19;

●	evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;

●	the impact of the pandemic on economic activity and the pace and extent of recovery when the pandemic subsides, which may vary materially over time and among the different regions and markets we serve;

●	the extent and duration of the effect on consumer confidence, economic well-being, spending, customer demand, buying patterns and shopping behaviors, including spend on discretionary categories, which often include higher margin products, and increased utilization of online sales channels, both during and after the pandemic; and

●	the long-term impact of the pandemic on our business, including consumer behaviors.

In addition, we cannot predict with certainty the extent of the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material adverse effect on these parties could materially and adversely impact us. To the extent that COVID-19 continues to affect the U.S. and global economy and our business, it may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, implementation of strategic initiatives, cybersecurity threats, payment-related risks, supply chain disruptions, labor availability and cost, litigation and operational risk as a result of regulatory requirements.

GOVERNMENT REGULATION

Our stores are subject to various laws, regulations, and administrative practices that affect our business. We must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, minimum wages, licensing for the sale of food, drugs, and alcoholic beverages, and new provisions relating to the COVID-19 pandemic. We cannot predict future laws, regulations, interpretations, administrative orders, or applications, or the effect they will have on our operations. They could, however, significantly increase the cost of doing business. They also could require the reformulation of some of the products that we sell (or manufacture for sale to third parties) to meet new standards. We also could be required to recall or discontinue the sale of products that cannot be reformulated. These changes could result in additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation. Any or all of these requirements could have an adverse effect on our financial condition, results of operations or cash flows.

SUPPLY CHAIN

Disruption in our global supply chain could negatively impact our business. The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. The loss or disruption of such supply arrangements for any reason, labor disputes, loss or impairment of key manufacturing sites, acts of war or terrorism, quality control issues, a supplier’s financial distress, natural disasters or health crises, regulatory actions or ethical sourcing issues, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, financial condition, results of operations or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of January 30, 2021, we operated approximately 2,800 owned or leased supermarkets, distribution warehouses and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and finance leases at January 30, 2021, was $46.0 billion while the accumulated depreciation was $23.6 billion.

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

Incorporated by reference herein is information regarding certain legal proceedings in which we are involved as set forth under “Litigation” contained in Note 13 – “Commitments and Contingencies” in the notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “KR.” As of March 24, 2021, there were 25,973 shareholders of record.

During 2020, we paid two quarterly cash dividends of $0.16 per share and two quarterly cash dividends of $0.18 per share. During 2019, we paid two quarterly cash dividends of $0.14 per share and two quarterly cash dividends of $0.16 per share. On March 1, 2021, we paid a quarterly cash dividend of $0.18 per share. On March 11, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on June 1, 2021, to shareholders of record at the close of business on May 14, 2021. We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our earnings and other factors, including approval by our Board.

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

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN*
Among The Kroger Co., the S&P 500, and Peer Group**
250
200
150
100
50
0
01/30/16
01/28/17
02/03/18
02/02/19
02/01/20
01/30/21
The Kroger Co.
S&P 500
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2015	2016	2017	2018	2019	2020
The Kroger Co.	100	87.11	78.05	76.08	74.51	97.75
S&P 500 Index	100	120.87	148.47	148.38	180.37	211.48
Peer Group	100	98.35	127.05	123.40	148.90	183.16

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on January 30, 2016, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Albertsons Companies, Inc. (included from June 26, 2020 when it began trading), Costco Wholesale Corp., CVS Health Corporation, Etablissements Delhaize Freres Et Cie Le Lion (“Groupe Delhaize”, which is included through July 22, 2016 when it merged with Koninklijke Ahold), Koninklijke Ahold Delhaize NV (changed name from Koninklijke Ahold after merger with Groupe Delhaize), Supervalu Inc. (included through October 19, 2018 when it was acquired by United Natural Foods), Target Corp., Walgreens Boots Alliance Inc., Walmart Inc., Whole Foods Market Inc. (included through August 28, 2017 when it was acquired by Amazon.com, Inc.).

The following table presents information on our purchases of our common shares during the fourth quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares	Value of Shares
			Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	the Plans or
	of Shares	Price Paid Per	Plans or	Programs(4)
Period(1)	Purchased(2)	Share(2)	Programs(3)	(in millions)
First four weeks
November 8, 2020 to December 5, 2020	4,397,677	$32.38	4,397,633	$583
Second four weeks
December 6, 2020 to January 2, 2021	3,788,929	$31.10	3,756,853	$470
Third four weeks
January 3, 2021 to January 30, 2021	2,363,215	$32.05	2,363,215	$400
Total	10,549,821	$31.85	10,517,701	$400
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2020 contained three 28-day periods.

(2)	Includes (i) shares repurchased under the September 2020 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 32,120 shares that were surrendered to the Company by participants under our long term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the September 2020 Repurchase Program and the 1999 Repurchase Program.

(4)	On September 11, 2020, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2020 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2020 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2020 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data for each of the last five fiscal years.

	Fiscal Years Ended
	January 30,	February 1,	February 2,	February 3,	January 28,
	2021	2020	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)

	(In millions, except per share amounts)
Sales	$132,498	$122,286	$121,852	$123,280	$115,337
Net earnings including noncontrolling interests	$2,588	$1,512	$3,078	$1,889	$1,957
Net earnings attributable to The Kroger Co.	$2,585	$1,659	$3,110	$1,907	$1,975
Net earnings attributable to The Kroger Co. per diluted common share	$3.27	$2.04	$3.76	$2.09	$2.05
Total assets	$48,637	$45,256	$38,118	$37,197	$36,505

Long-term liabilities, including obligations under finance leases	$23,717	$22,440	$16,009	$16,095	$16,935
Total shareholders’ equity — The Kroger Co.	$9,576	$8,602	$7,886	$6,931	$6,698
Cash dividends per common share	$0.68	$0.60	$0.53	$0.49	$0.45

Note: This information should be read in conjunction with MD&A and the Consolidated Financial Statements.

Fiscal year 2016, 2018, 2019 and 2020 each include 52 weeks. Fiscal year 2017 includes 53 weeks.

Total assets and long-term liabilities, including obligations under finance leases, were impacted in 2019 by the adoption of ASU 2016-02, “Leases,” as further described in Notes 10 and 18 to the Consolidated Financial Statements. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies.

Products and services related primarily to Kroger Personal Finance and Media, which were historically accounted for as an offset to operating, general and administrative expenses (“OG&A”), are classified as a component of sales as of the beginning of fiscal year 2019, except for certain amounts in Media, which are netted against merchandise costs. The prior-year amounts have been reclassified to conform to current-year presentation with the exception of 2016, which was not material and not adjusted for the sales reclassification.

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

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report, as well as Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended February 1, 2020, which provides additional information on comparisons of fiscal years 2019 and 2018.

EXECUTIVE SUMMARY – OUR PATH TO DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

We are proud of our results in 2020 and the balance achieved in delivering for all our key stakeholders – our Associates, Customers, Communities and Investors. We gained market share and exceeded guidance that we gave in the second half of 2020. We committed more than $2.5 billion to safeguard the environment our associates and customers work and shop in and to reward associates, including a $1 billion commitment to a UFCW pension fund. Identical sales, without fuel, were 14.1% for 2020, as customers continued to consolidate trips and spend more per transaction. We grew digital sales triple digits in 2020, enabled by our team’s ability to pivot quickly and effectively in the first stage of the pandemic to ensure that we were meeting our customers’ demand for safe, low-touch or touchless shopping modalities. Our strong performance in digital is also a testament to the proactive investments we made over the last several years in our network, which positioned us to respond with agility during this critical time. We were disciplined in balancing investments in our customers and associates with cost savings. For the third year in a row, our operations and sourcing teams delivered over $1 billion in incremental cost savings. These savings continue to be focused in areas that take complexity out of the business and allow our associates to provide a better customer experience. Strong execution by our team and accelerated investments in our competitive moats – Fresh, Our Brands, Data & Personalization and Seamless, during the pandemic allowed us to create significant value for shareholders and strengthen our balance sheet, including accelerated growth in our alternative profit business. The momentum we see in our business, which started pre-pandemic and accelerated during the pandemic, places us in an even better position to grow sales and profitability in the future and deliver on our total shareholder return commitments.

Our financial model is underpinned by our leading position in food. We continue to invest in areas of the business that matter most to our customers and deepen our competitive moats, to drive sales growth in our retail supermarket business, including fuel and pharmacy. This in turn generates the data and traffic that enables our fast-growing alternative profit streams. Our financial strategy is to continue to use our free cash flow to invest in the business to drive long-term sustainable net earnings growth, through the identification of high-return projects that support our strategy. Capital allocation is a core element of our value creation model, and we will allocate capital towards driving profitable sales growth, accelerating digital, expanding margin as well as maintaining the business. We will continue to be disciplined in deploying capital towards projects that exceed our hurdle rate of return and prioritize the highest return opportunities to drive 3% to 5% net earnings growth. At the same time, we are committed to maintaining our net debt to adjusted EBITDA range of 2.30 to 2.50 in order to keep our current investment grade debt rating. Our resilient cash flow will allow us to continue to grow our dividend over time and continue to return excess cash to investors via share repurchases, resulting in consistently strong and sustainable total shareholder return of between 8% and 11%.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Fiscal Year
		Percentage
	2020	Change	2019
Sales	$132,498	8.4%	$122,286
Sales without fuel	123,012	13.7%	108,234
Net earnings attributable to The Kroger Co.	2,585	55.8%	1,659
Adjusted net earnings attributable to The Kroger Co.	2,740	53.4%	1,786
Net earnings attributable to The Kroger Co. per diluted common share	3.27	60.3%	2.04
Adjusted net earnings attributable to The Kroger Co. per diluted common share	3.47	58.4%	2.19
Operating profit	2,780	23.5%	2,251
Adjusted FIFO operating profit	4,056	35.4%	2,995
Dividends paid	534	9.9%	486
Dividends paid per common share	0.68	13.3%	0.60
Identical sales excluding fuel	14.1%	N/A	2.0%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	0.14	N/A	(0.23)
OG&A rate, excluding fuel and Adjusted Items, bps decrease	0.06	N/A	0.29
Reduction in total debt, including obligations under finance leases compared to prior fiscal year end	663	N/A	1,153
Share repurchases	1,324	N/A	465

OVERVIEW

Notable items for 2020 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $3.27.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $3.47.

●	Achieved operating profit of $2.8 billion.

●	Achieved adjusted FIFO operating profit of $4.1 billion.

●	Generated cash from operations of $6.8 billion.

●	Increased cash and temporary cash investments by $1.3 billion, reflecting improved operating performance, significant improvements in working capital and the deferral of tax payments as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was enacted in the first quarter of 2020.

●	Returned $1.9 billion to shareholders through share repurchases and dividend payments.

●	Decreased total debt, including obligations under finance leases, by $663 million.

Other Financial Results

●	Identical sales, excluding fuel, increased 14.1% in 2020.

●	Digital revenue grew 116% in 2020. Digital revenue primarily includes Pickup, Delivery, Ship and pharmacy e-commerce sales.

●	Alternative profit streams contributed an incremental $150 million of operating profit in 2020 fueled by our retail media business – Kroger Precision Marketing.

●	Cost savings for 2020 exceeded $1 billion.

Significant Events

●	During the fourth quarter of 2020, certain of the Company’s associates ratified an agreement with certain UFCW local unions to withdraw from the UFCW International Union-Industry Pension Fund (“National Fund”). We incurred a withdrawal liability charge of $962 million, on a pre-tax basis, to fulfill obligations for past service for associates and retirees in the National Fund. We also made a $27 million commitment to a transition reserve in the new variable annuity pension plan. On an after-tax basis, the withdrawal liability and commitment to the transition reserve total $754 million (collectively, the “National Fund Commitment”). The withdrawal liability will be satisfied by payments to the National Fund over the next three years.

●	During 2020, we invested over $1.5 billion to support and safeguard associates, customers and communities during the COVID-19 pandemic. These investments primarily relate to items within OG&A such as associate appreciation awards, expanded sick and emergency leave pay and investments in associate and customer safety during the pandemic (collectively, the “COVID-19 Investments”). Supported by our strong performance and cash position, we committed more than $2.5 billion to safeguard the environment our associates and customers work and shop in and to reward associates, including the National Fund Commitment.

●	During the first quarter of 2020, in addition to the recurring multi-employer pension contributions we make in the normal course of business, we contributed an incremental $236 million, $180 million net of tax, to multi-employer pension plans, helping stabilize future associate benefits (the “First Quarter 2020 Multi-Employer Pension Contribution”).

COVID-19

On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. The impact on our financial condition, results of operations, and cash flows was material in fiscal year 2020. We expect the ultimate significance will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic and any governmental and public actions taken in response.

Since the beginning of the pandemic, our most urgent priority has been to safeguard our associates and customers. We’ve implemented dozens of new safety and cleanliness processes and procedures in our stores and other facilities, including safety partitions and physical distancing floor decals, implementation of customer capacity limits, and providing personal protective equipment like masks for our associates. All of which are described in our Blueprint for Businesses – an open source guide we created to help other companies navigate the complexities of safely operating during a pandemic.

As the pandemic has evolved, we have experienced unusually strong sales. We continue to see people eat and work more from home and prioritize health and cleanliness. The change in customer behavior caused by COVID-19 was a major factor in our 2020 results. The pandemic brought to the forefront the importance to the customer of fresh and digital. We continued to invest and grow our capabilities in these areas, leading to gains in both digital and total food at home market share. Identical sales, without fuel, were 14.1% for 2020, as customers continued to consolidate trips and spend more per transaction. Digital revenue grew 116% in 2020, enabled by our team’s ability to pivot quickly and effectively in the first stage of the pandemic to ensure that we were meeting our customers’ demand for safe, low-touch or touchless shopping modalities.

Our OG&A expenses include significant incremental costs related to investments in pay and benefits for our associates and measures to safeguard our associates and customers. Supported by our strong performance and cash position, in 2020 we committed more than $2.5 billion to safeguard the environment our associates and customers work and shop in and to reward associates, including committing nearly $1 billion to better secure pensions for over 30,000 associates. This was in addition to paid emergency leave, financial assistance through our Helping Hands program and more. As a percentage of sales, these incremental costs were partially offset by sales leverage resulting from strong sales growth due to the COVID-19 pandemic.

On March 18, 2020, we proactively borrowed $1 billion under the revolving credit facility. This was a precautionary measure in order to preserve financial flexibility, reduce reliance on the commercial paper market and maintain liquidity in response to the COVID-19 pandemic. Strong execution by our team and accelerated investments in our competitive moats during the pandemic allowed us to strengthen our balance sheet. During 2020, we fully repaid the $1 billion borrowed under the revolving credit facility and $1.2 billion in outstanding commercial paper obligations, as of year-end 2019, using cash generated by operations.

For additional information about our debt activity in 2020, including the drawdown and repayments under our revolving credit facility, forward-starting interest rate swap agreements and our senior note issuances, see Note 6 to the Consolidated Financial Statements. For additional information about our business results, including the impact of the COVID-19 pandemic, see our Results of Operations and Liquidity and Capital Resources sections within MD&A.

OUR BUSINESS

The Kroger Co. was founded in 1883 and incorporated in 1902. As of January 30, 2021, Kroger is one of the world’s largest retailers, as measured by revenue, operating 2,742 supermarkets under a variety of local banner names in 35 states and the District of Columbia.  Of these stores, 2,255 have pharmacies and 1,596 have fuel centers.  We offer Pickup (also referred to as ClickList®) and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,223 of our supermarkets and provide home delivery service to substantially all of Kroger households. We also operate an online retailer.

We operate 35 food production plants, primarily bakeries and dairies, which supply approximately 29% of Our Brands units and 40% of the grocery category Our Brands units sold in our supermarkets; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.

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

On January 27, 2020, Lucky’s Market filed a voluntary petition in the Bankruptcy Court seeking relief under the Bankruptcy Code. Lucky’s Market is included in our Consolidated Statements of Operations in all periods in 2018 and through January 26, 2020. Refer to Note 17 to the Consolidated Financial Statements for additional information.

On April 26, 2019, we completed the sale of our Turkey Hill Dairy business for total proceeds of $225 million. Turkey Hill Dairy is included in our Consolidated Statements of Operations in all periods in 2018 and through April 25, 2019.

On March 13, 2019, we completed the sale of our You Technology business to Inmar for total consideration of $565 million, including $396 million of cash and $64 million of preferred equity received upon closing. We are also entitled to receive other cash payments of $105 million over five years. The transaction includes a long-term service agreement for Inmar to provide us digital coupon services. You Technology is included in our Consolidated Statements of Operations in all periods in 2018 and through March 12, 2019.

On June 22, 2018, we closed our merger with Home Chef by purchasing 100% of the ownership interest in Home Chef, for $197 million net of cash and cash equivalents of $30 million, in addition to future earnout payments of up to $500 million over five years that are contingent on achieving certain milestones. Home Chef is included in our ending Consolidated Balance Sheet for 2019 and 2020 and in our Consolidated Statements of Operations from June 22, 2018 through February 2, 2019 and all periods in 2019 and 2020. See Note 2 to the Consolidated Financial Statements for more information related to our merger with Home Chef.

On April 20, 2018, we completed the sale of our convenience store business unit for $2.2 billion. The convenience store business is included in our Consolidated Statements of Operations through April 19, 2018.

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

The adjusted net earnings and adjusted net earnings per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings and adjusted net earnings per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net earnings and net earnings per diluted share because adjusted items are not the result of our normal operations. Net earnings for 2020 include the following, which we define as the “2020 Adjusted Items:”

●	Charges to OG&A of $989 million, $754 million net of tax, for commitments to certain multi-employer pension funds, $189 million, $141 million net of tax, for the revaluation of Home Chef contingent consideration and $111 million, $81 million net of tax, for transformation costs (the “2020 OG&A Adjusted Items”).

●	Gains in other income (expense) of $1.1 billion, $821 million net of tax, for the gain on investments (the “2020 Other Income (Expense) Adjusted Item”).

Net earnings for 2019 include the following, which we define as the “2019 Adjusted Items:”

●	Charges to OG&A of $135 million, $104 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds; $80 million, $61 million net of tax, for a severance charge and related benefits; $412 million including $305 million attributable to The Kroger Co., $225 million net of tax, for impairment of Lucky’s Market; $52 million, $37 million net of tax, for transformation costs, primarily including 35 planned store closures; and a reduction to OG&A of $69 million, $49 million net of tax, for the revaluation of Home Chef contingent consideration (the “2019 OG&A Adjusted Items”).

●	Gains in other income (expense) of $106 million, $80 million net of tax, related to the sale of Turkey Hill Dairy; $70 million, $52 million net of tax, related to the sale of You Technology; and $157 million, $119 million net of tax, for the mark to market gain on Ocado Group plc (“Ocado”) securities (the “2019 Other Income (Expense) Adjusted Items”).

Net earnings for 2018 include the following, which we define as the “2018 Adjusted Items:”

●	Charges to OG&A of $155 million, $121 million net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund; $33 million, $26 million net of tax, for the revaluation of Home Chef contingent consideration; and $42 million, $33 million net of tax, for an impairment of financial instrument (the “2018 OG&A Adjusted Items”). We had initially received the financial instrument in 2016 with no cash outlay as part of the consideration for entering into agreements with a third party.

●	A reduction to depreciation and amortization expenses of $14 million, $11 million net of tax, related to held for sale assets (the “2018 Depreciation Adjusted Item”).

●	Gains in other income (expense) of $1.8 billion, $1.4 billion net of tax, related to the sale of our convenience store business unit and $228 million, $174 million net of tax, for the mark to market gain on Ocado securities.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2020, 2019 and 2018 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2020	2019	2018
Net earnings attributable to The Kroger Co.	$2,585	$1,659	$3,110
(Income) expense adjustments
Adjustments for pension plan withdrawal liabilities(1)(2)	754	104	121
Adjustment for gain on sale of convenience store business(1)(3)	—	—	(1,360)
Adjustment for gain on sale of Turkey Hill Dairy(1)(4)	—	(80)	—
Adjustment for gain on sale of You Technology(1)(5)	—	(52)	—
Adjustment for gain on investments(1)(6)	(821)	(119)	(174)
Adjustment for depreciation related to held for sale assets(1)(7)	—	—	(11)
Adjustment for severance charge and related benefits(1)(8)	—	61	—
Adjustment for deconsolidation and impairment of Lucky's Market attributable to The Kroger Co.(1)(9)	—	225	—
Adjustment for Home Chef contingent consideration(1)(10)	141	(49)	26
Adjustment for impairment of financial instrument(1)(11)	—	—	33
Adjustment for transformation costs(1)(12)	81	37	—
Total Adjusted Items	155	127	(1,365)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$2,740	$1,786	$1,745

Net earnings attributable to The Kroger Co. per diluted common share	$3.27	$2.04	$3.76
(Income) expense adjustments
Adjustments for pension plan withdrawal liabilities(13)	0.95	0.13	0.15
Adjustment for gain on sale of convenience store business(13)	—	—	(1.65)
Adjustment for gain on sale of Turkey Hill Dairy(13)	—	(0.10)	—
Adjustment for gain on sale of You Technology(13)	—	(0.06)	—
Adjustment for gain on investments(13)	(1.05)	(0.15)	(0.21)
Adjustment for depreciation related to held for sale assets(13)	—	—	(0.01)
Adjustment for severance charge and related benefits(13)	—	0.08	—
Adjustment for deconsolidation and impairment of Lucky's Market attributable to The Kroger Co.(13)	—	0.28	—
Adjustment for Home Chef contingent consideration(13)	0.18	(0.07)	0.03
Adjustment for impairment of financial instrument(13)	—	—	0.04
Adjustment for transformation costs(13)	0.12	0.04	—
Total Adjusted Items	0.20	0.15	(1.65)

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$3.47	$2.19	$2.11

Average numbers of common shares used in diluted calculation	781	805	818
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $989 in 2020, $135 in 2019 and $155 in 2018.
(3)	The pre-tax adjustment for gain on sale of convenience store business was ($1,782).
(4)	The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(5)	The pre-tax adjustment for gain on sale of You Technology was ($70).
(6)	The pre-tax adjustment for gain on investments was ($1,105) in 2020, ($157) in 2019 and ($228) in 2018.
(7)	The pre-tax adjustment for depreciation related to held for sale assets was ($14) in 2018.
(8)	The pre-tax adjustment for severance charge and related benefits was $80.
(9)	The pre-tax adjustment for deconsolidation and impairment of Lucky’s Market was $412 including $305 attributable to The Kroger Co.
(10)	The pre-tax adjustment for Home Chef contingent consideration was $189 in 2020, ($69) in 2019 and $33 in 2018.
(11)	The pre-tax adjustment for impairment of financial instrument was $42.
(12)	The pre-tax adjustment for transformation costs was $111 in 2020 and $52 in 2019. Transformation costs primarily include costs related to store and business closures and third-party professional consulting fees associated with business transformation and cost saving initiatives.
(13)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		Percentage		Percentage
	2020	Change(1)	2019	Change(2)	2018
Total sales to retail customers without fuel(3)	$122,134	13.6%	$107,487	2.2%	$105,123
Supermarket fuel sales	9,486	(32.5)%	14,052	(5.7)%	14,903
Convenience stores(4)	—	—%	—	—%	944
Other sales(5)	878	17.5%	747	(15.3)%	882
Total sales	$132,498	8.4%	$122,286	0.4%	$121,852
(1)	This column represents the percentage change in 2020 compared to 2019.
(2)	This column represents the percentage change in 2019 compared to 2018.
(3)	Digital sales, primarily including Pickup, Delivery, Ship and pharmacy e-commerce sales, grew approximately 116% in 2020, 29% in 2019 and 58% in 2018. These sales are included in the “total sales to retail customers without fuel” line above.
(4)	We completed the sale of our convenience store business unit during the first quarter of 2018.
(5)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increase in 2020, compared to 2019, is primarily due to growth in third-party media revenue, partially offset by decreased sales due to the disposal of Turkey Hill Dairy and You Technology in the first quarter of 2019. The decrease in 2019, compared to 2018, is primarily due to the disposal of Turkey Hill Dairy and You Technology in the first quarter of 2019, partially offset by an increase in data analytic services and third-party media revenue.

Total sales increased in 2020, compared to 2019, by 8.4%. The increase was due to an increase in total sales to retail customers without fuel, partially offset by a reduction in supermarket fuel sales and decreased sales due to the disposal of Turkey Hill Dairy and You Technology in the first quarter of 2019. Total sales to retail customers without fuel increased 13.6% in 2020, compared to 2019. The increase was primarily due to our identical sales increase, excluding fuel, of 14.1%, partially offset by decreased sales due to the deconsolidation of Lucky’s Market in the fourth quarter of 2019. Total sales excluding fuel and dispositions increased 14.2% in 2020 compared to 2019. The significant increase in identical sales, excluding fuel, was caused by unprecedented demand due to the COVID-19 pandemic, digital sales growth and growth in market share. Market share growth contributed to our identical sales increase, excluding fuel, as our sales outpaced the general growth in the food retail industry during 2020. The increase in identical sales, excluding fuel, was broad based across all supermarket divisions and remained heightened throughout 2020. During the pandemic, customers reduced trips while significantly increasing basket value.

Total supermarket fuel sales decreased 32.5% in 2020, compared to 2019, primarily due to a decrease in fuel gallons sold of 17.5% and a decrease in the average retail fuel price of 18.2%. The decrease in fuel gallons sold was reflective of the national trend, which decreased due to the COVID-19 pandemic. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

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

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for 2020 and 2019.

Identical Sales

($ in millions)

	2020	2019
Excluding fuel	$120,762	$105,806
Excluding fuel	14.1%	2.0%

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rates, as a percentage of sales, were 23.32% in 2020 and 22.07% in 2019. The increase in 2020, compared to 2019, resulted primarily from decreased fuel sales, which have a lower gross margin rate, an increase in our fuel gross margin, growth in our alternative profit stream portfolio, effective negotiations to achieve savings on the cost of products sold and decreased shrink, transportation and advertising costs, as a percentage of sales, reflecting the significant increase in sales volumes, partially offset by continued investments in lower prices for our customers and a change in our product sales mix, including lower relative sales in higher gross margin categories such as deli/bakery.

Our LIFO credit was $7 million in 2020 compared to a LIFO charge of $105 million in 2019. Our LIFO credit was primarily driven by fourth quarter 2020 working capital improvements in pharmacy inventory and dairy deflation.

Our FIFO gross margin rate, which excludes the LIFO charge, was 23.32% in 2020, compared to 22.16% in 2019. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 14 basis points in 2020, compared to 2019. This increase resulted primarily from growth in our alternative profit stream portfolio, effective negotiations to achieve savings on the cost of products sold and decreased shrink, transportation and advertising costs, as a percentage of sales, reflecting the significant increase in sales volumes, partially offset by continued investments in lower prices for our customers and a change in our product sales mix, including lower relative sales in higher gross margin categories such as deli/bakery.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 18.49% in 2020 and 17.34% in 2019. The increase in 2020, compared to 2019, resulted primarily from the First Quarter 2020 Multi-Employer Pension Contribution, the 2020 OG&A Adjusted Items, the COVID-19 Investments, growth in our digital channel as a result of heightened demand during the pandemic, increased incentive plan costs and the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, partially offset by the effect of increased sales due to the pandemic which decreases our OG&A rate, as a percentage of sales, the 2019 OG&A Adjusted Items and broad based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2020 OG&A Adjusted Items and the 2019 OG&A Adjusted Items, our OG&A rate decreased 6 basis points in 2020, compared to 2019. This decrease resulted primarily from the effect of increased sales due to the pandemic which decreases our OG&A rate, as a percentage of sales and broad based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by the First Quarter 2020 Multi-Employer Pension Contribution, the COVID-19 Investments, growth in our digital channel as a result of heightened demand during the pandemic and increased incentive plan costs. Excluding the $236 million First Quarter 2020 Multi-Employer Pension Contribution from the above calculation, which we proactively made to cover future funding requirements for certain multi-employer pension plans, our OG&A rate improved 25 basis points.

Rent Expense

Rent expense was $874 million, or 0.66% of sales, for 2020, compared to $884 million, or 0.72% of sales, for 2019. Rent expense, as a percentage of sales, decreased 6 basis points in 2020, compared to 2019, primarily due to the effect of increased sales due to the pandemic which decreases our rent expense, as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization expense was $2.7 billion, or 2.07% of sales, for 2020, compared to $2.6 billion, or 2.17% of sales, for 2019. Depreciation and amortization expense, as a percentage of sales, decreased 10 basis points in 2020, compared to 2019. This decrease resulted primarily from the effect of increased sales due to the pandemic which decreases our depreciation expense, as a percentage of sales, partially offset by decreased fuel sales, which increases our depreciation expense, as a percentage of sales, additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.2 billion during 2020 and a decrease in the average useful life on these capital investments. Our strategy includes initiatives to enhance the customer experience in stores, improve our process efficiency and integrate our digital shopping experience through technology developments. As such, the percentage of capital investments related to digital and technology has grown compared to the prior year, which has caused a decrease in the average depreciable life of our capital portfolio.

Operating Profit and FIFO Operating Profit

Operating profit was $2.8 billion, or 2.10% of sales, for 2020, compared to $2.3 billion, or 1.84% of sales, for 2019. Operating profit, as a percentage of sales, increased 26 basis points in 2020, compared to 2019, due to improved sales to retail customers without fuel, a higher gross margin rate, decreased rent and depreciation and amortization expenses, as a percentage of sales, and increased fuel earnings, partially offset by increased OG&A expense with fuel, as a percentage of sales.

FIFO operating profit was $2.8 billion, or 2.09% of sales, for 2020, compared to $2.4 billion, or 1.93% of sales, for 2019. FIFO operating profit, excluding the 2020 and 2019 Adjusted Items, increased 64 basis points in 2020, compared to 2019, due to improved sales to retail customers without fuel, a higher gross margin rate, decreased rent and depreciation and amortization expenses, as a percentage of sales, and increased fuel earnings, partially offset by increased OG&A expense with fuel, as a percentage of sales.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, excluding the 2020 and 2019 Adjusted Items.

Operating Profit excluding the Adjusted Items

($ in millions)

	2020	2019
Operating profit	$2,780	$2,251
LIFO (credit) charge	(7)	105

FIFO Operating profit	2,773	2,356

Adjustment for pension plan withdrawal liabilities	989	135
Adjustment for Home Chef contingent consideration	189	(69)
Adjustment for severance charge and related benefits	—	80
Adjustment for transformation costs(1)	111	52
Adjustment for deconsolidation and impairment of Lucky's Market(2)	—	412
Other	(6)	29

2020 and 2019 Adjusted items	1,283	639

Adjusted FIFO operating profit excluding the adjustment items above	$4,056	$2,995
(1)	Transformation costs primarily include costs related to store and business closures and third-party professional consulting fees associated with business transformation and cost saving initiatives.
(2)	The adjustment for impairment of Lucky’s Market includes a $107 million net loss attributable to the minority interest of Lucky’s Market.

Interest Expense

Interest expense totaled $544 million in 2020 and $603 million in 2019. The decrease in interest expense in 2020, compared to 2019, resulted primarily from decreased borrowings. Over the last 12 months, we decreased total debt, including obligations under finance leases, by $663 million.

Income Taxes

Our effective income tax rate was 23.2% in 2020 and 23.7% in 2019. The 2020 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The 2019 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes and Lucky’s Market losses attributable to the noncontrolling interest which reduced pre-tax income but did not impact tax expense.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings were $3.27 per diluted share for 2020 compared to net earnings of $2.04 per diluted share for 2019. Adjusted net earnings of $3.47 per diluted share for 2020 represented an increase of 58.4% compared to adjusted net earnings of $2.19 per diluted share for 2019. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit without fuel, the decrease in the LIFO charge, increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher income tax expense.

COMMON SHARE REPURCHASE PROGRAMS

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and allow for the orderly repurchase of our common shares, from time to time.  The share repurchase programs do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. We made open market purchases of our common shares totaling $1.2 billion in 2020 and $400 million in 2019.

In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $128 million in 2020 and $65 million in 2019 of our common shares under the stock option program.

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

The shares repurchased in 2020 were reacquired under the following share repurchase programs:

●	The November 2019 Repurchase Program.

●	The September 2020 Repurchase Program.

●	A program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

As of January 30, 2021, there was $400 million remaining under the September 2020 Repurchase Program.

During the first quarter through March 24, 2021, we repurchased an additional $36 million of our common shares under the stock option program and $191 million additional shares under the September 2020 Repurchase Program. As of March 24, 2021, we have $209 million remaining under the September 2020 Repurchase Program.

CAPITAL INVESTMENTS

Capital investments, including changes in construction-in-progress payables and excluding mergers and the purchase of leased facilities, totaled $3.2 billion in 2020 and $3.0 billion in 2019.  Capital investments for the purchase of leased facilities totaled $58 million in 2020 and $82 million in 2019. The table below shows our supermarket storing activity and our total supermarket square footage:

Supermarket Storing Activity

	2020	2019	2018
Beginning of year	2,757	2,764	2,782
Opened	5	10	10
Opened (relocation)	6	9	4
Acquired	—	6	10
Closed (operational)	(20)	(19)	(38)
Closed (relocation)	(6)	(13)	(4)
End of year	2,742	2,757	2,764

Total supermarket square footage (in millions)	179	180	179

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted ROIC operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit for ROIC purposes is calculated by excluding certain items included in operating profit, and adding back our LIFO charge (credit), depreciation and amortization and rent to our U.S. GAAP operating profit of the prior four quarters.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve, (iii) the average accumulated depreciation and amortization and (iv) for 2019, an adjustment due to the adoption of ASU 2016-02, “Leases,” at the beginning of 2019 as further described in Notes 10 and 18 to the Consolidated Financial Statements; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages, (iv) the average other current liabilities, excluding accrued income taxes, (v) the average liabilities held for sale and (vi) certain other adjustments.  Averages are calculated for ROIC by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a calculation of ROIC for 2020 and 2019 on a 52 week basis ($ in millions). The 2019 calculation of ROIC excludes the financial position and results of operations of You Technology and Turkey Hill Dairy, due to the sales in 2019, and Lucky’s Market, due to the deconsolidation in 2019.

	Fiscal Year Ended
	January 30,	February 1,
	2021	2020
Return on Invested Capital
Numerator
Operating profit	$2,780	$2,251
LIFO charge (credit)	(7)	105
Depreciation and amortization	2,747	2,649
Rent	874	884
Adjustment for Home Chef contingent consideration	189	(69)
Adjustment for pension plan withdrawal liabilities	989	135
Adjustment for severance charge and related benefits	—	80
Adjustment for transformation costs	111	52
Adjustment for deconsolidation and impairment of Lucky's Market	—	412
Adjustment for operating losses of Lucky's Market	—	75
Adjustment for disposal of You Technology	—	(49)
Adjusted ROIC operating profit	$7,683	$6,525

Denominator
Average total assets	$46,959	$41,687
Average taxes receivable(1)	(74)	(41)
Average LIFO reserve	1,377	1,329
Average accumulated depreciation and amortization	24,161	23,404
Average trade accounts payable	(6,514)	(6,204)
Average accrued salaries and wages	(1,291)	(1,198)
Average other current liabilities(2)	(4,926)	(3,942)
Average liabilities held for sale	—	(26)
Adjustment for disposal of Turkey Hill Dairy	—	(45)
Adjustment for disposal of You Technology	—	(13)
Adjustment for deconsolidation of Lucky's Market	—	(25)
Initial operating lease assets at adoption of ASU 2016-02, “Leases” (see Notes 10 and 18)	—	3,406
Average invested capital	$59,692	$58,332
Return on Invested Capital	12.87%	11.19%
(1)Taxes receivable were $66 as of January 30, 2021 and $82 as of February 1, 2020. We did not have any taxes receivable as of February 2, 2019.
(2)Other current liabilities included accrued income taxes of $9 as of January 30, 2021 and $60 as of February 2, 2019. We did not have any accrued income taxes as of February 1, 2020. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

We recorded asset impairments in the normal course of business totaling $70 million in 2020. In 2019, we recognized an impairment charge related to Lucky’s Market totaling $238 million. The Lucky’s Market impairment charge consisted of property, plant and equipment of $200 million; goodwill of $19 million; operating lease assets of $11 million; and other charges of $8 million. Additionally, we recorded asset impairments totaling $120 million in 2019, including $70 million of operating lease assets. This 2019 impairment charge included the 35 planned store closures across our footprint in 2020 related to our transformation efforts. We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as OG&A expense.

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

Goodwill

Our goodwill totaled $3.1 billion as of January 30, 2021. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  We recognize goodwill impairment for any excess of a reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Our annual evaluation of goodwill is performed for our reporting units during the fourth quarter. The 2020 fair value of our Kroger Specialty Pharmacy reporting unit was estimated using multiple valuation techniques: a discounted cash flow model (income approach), a market multiple model and a comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s projected future cash flows, estimates of revenue growth rates, margin assumptions and an appropriate discount rate. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples. The annual evaluation of goodwill performed in 2020, 2019 and 2018 did not result in impairment for any of our reporting units. Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably likely. A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2020, 2019 and 2018, see Note 3 to the Consolidated Financial Statements.

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

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  We made cash contributions to these plans of $619 million in 2020, $461 million in 2019 and $358 million in 2018. The increase in 2020, compared to 2019 and 2018 is due to the First Quarter 2020 Multi-Employer Pension Contribution.

We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans as it relates to our associates who are beneficiaries of these plans.  These under-fundings are not our liability. When an opportunity arises that is economically feasible and beneficial to us and our associates, we may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan.  The commitments from these restructurings do not change our debt profile as it relates to our credit rating since these off-balance sheet commitments are typically considered in our investment grade debt rating. We are currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and have sole investment authority over these assets. Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

●	In 2020, we incurred a $989 million charge, $754 million net of tax, for commitments to certain multi-employer pension funds.

●	In 2019, we incurred a $135 million charge, $104 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds.

●	In 2018, we incurred a $155 million charge, $121 million net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund.

As we continue to work to find solutions to under-funded multi-employer pension plans, it is possible we could incur withdrawal liabilities for certain funds.

Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in most of the multi-employer plans to which we contribute substantially exceeds the value of the assets held in trust to pay benefits. We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2020.  Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.

As of December 31, 2020, we estimate our share of the underfunding of multi-employer pension plans to which we contribute was approximately $1.7 billion, $1.3 billion net of tax.  This represents a decrease in the estimated amount of underfunding of approximately $600 million, $500 million net of tax, as of December 31, 2020, compared to December 31, 2019.  The decrease in the amount of underfunding is primarily attributable to higher expected returns on assets in the funds during 2020, restructuring of the National Fund and the First Quarter 2020 Multi-Employer Pension Contribution. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

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

NEW ACCOUNTING STANDARDS

Refer to Note 18 and Note 19 to the Consolidated Financial Statements for recently adopted accounting standards and recently issued accounting standards not yet adopted as of January 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $6.8 billion of cash from operations in 2020 compared to $4.7 billion in 2019. Net earnings including noncontrolling interests, adjusted for non-cash items and other impacts, generated approximately $5.3 billion of operating cash flow in 2020 compared to $5.0 billion in 2019. Cash provided (used) by operating activities for changes in operating assets and liabilities, including working capital, net of effects from mergers and disposals of businesses was $1.5 billion in 2020 compared to ($312) million in 2019. The increase in cash provided by operating activities for changes in operating assets and liabilities, including working capital, net of effects from mergers and disposals of businesses, was primarily due to the following:

●	A decrease in FIFO inventory at the end of 2020 due to accelerated timing of inventory sell-through resulting from elevated demand for our products during the pandemic;

●	An increase in accrued expenses at the end of 2020 primarily due to the following:

o	An increase in the current portion of the deferral of the employer portion of social security tax payments as a result of the CARES Act;

o	An increase in accrued incentive plan costs at the end of 2020; and

o	An increase in the current portion of our commitments due to the National Fund; and

●	An increase in long-term liabilities at the end of 2020, primarily due to the following:

o	An increase in the noncurrent portion of the deferral of the employer portion of social security tax payments as a result of the CARES Act; and

o	An increase in the noncurrent portion of our commitments due to the National Fund;

●	Partially offset by an increase in prepaid and other current assets due to escrow deposits related to the restructuring of multi-employer pension plans; and

●	Proceeds from a contract associated with the sale of a business that benefited 2019.

Cash paid for taxes decreased in 2020, compared to 2019, primarily due to the payment of taxes on the gain on sale of the You Technology and Turkey Hill Dairy businesses in 2019.

Cash paid for interest increased in 2020, compared to 2019, primarily due to the timing of certain semi-annual senior note interest payments that were paid during the first quarter of 2020 which were accrued as of the end of fiscal year 2019.

Net cash used by investing activities

Investing activities used cash of $2.8 billion in 2020 compared to $2.6 billion in 2019. The amount of cash used by investing activities increased in 2020, compared to 2019, primarily due to the following:

●	Decreased proceeds from the sale of assets in 2020 compared to 2019; and

●	Proceeds from the sale of businesses that benefited 2019, partially offset by

●	Payments for property and equipment continued at a slower pace in 2020 due to disruptions from the pandemic. However, increased purchase activity near the end of the year resulted in an increase in construction-in-progress payables as of year-end 2020 compared to 2019.

Net cash used by financing activities

We used $2.7 billion of cash for financing activities in 2020 compared to $2.1 billion during 2019. The amount of cash used for financing activities for 2020, compared to 2019, increased primarily due to increased payments on commercial paper and share repurchases, partially offset by increased proceeds from the issuance of long-term debt and decreased payments on long-term debt.

Debt Management

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $663 million to $13.4 billion as of year-end 2020 compared to 2019. The decrease in 2020, compared to 2019, resulted primarily from net payments on commercial paper borrowings of $1.2 billion and payment of $700 million of senior notes bearing an interest rate of 3.30%, partially offset by the issuance of $500 million of senior notes bearing an interest rate of 2.20%, the issuance of $500 million of senior notes bearing an interest rate of 1.70% and a net increase in obligations under finance leases of $183 million.

Dividends

The following table provides dividend information ($ in millions, except per share amounts):

	2020	2019
Cash dividends paid	$534	$486
Cash dividends paid per common share	$0.68	$0.60

Liquidity Needs

Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our liquidity needs include anticipated requirements for working capital, capital investments, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of 2020. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We have approximately $800 million of senior notes maturing in the next twelve months, $311 million of the employer portion of social security tax payments we have deferred under the CARES act that is required to be paid by December 31, 2021 and expect to pay approximately $307 million in the first half of 2021 to satisfy a portion of the National Fund commitment. We expect to satisfy these obligations using cash generated from operations, temporary cash investments on hand, or through the issuance of additional senior notes or commercial paper. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

We held cash and temporary cash investments of $1.7 billion as of the end of 2020 which reflects our elevated operating performance and significant improvements in working capital. We remain committed to our dividend and share repurchase program and we will evaluate the optimal use of any excess free cash flow, consistent with our previously stated capital allocation strategy.

The CARES Act, which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include deferring the due dates of tax payments and other changes to income and non-income-based tax laws. As permitted under the CARES Act, we are deferring the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. During 2020, we deferred the employer portion of social security tax of $622 million. Of the total, $311 million is included in “Other current liabilities” and $311 million is included in “Other long-term liabilities” in our Consolidated Balance Sheets.

For additional information about our debt activity in 2020, including the drawdown and repayments under our revolving credit facility, forward-starting interest rate swap agreements and our senior notes issuances, see Note 6 to the Consolidated Financial Statements.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper program.  At January 30, 2021, we had no outstanding commercial paper. Commercial paper borrowings are backed by our credit facility and reduce the amount we can borrow under the credit facility. If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis.  Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost and applicable margin on borrowings under the credit facility could be affected by a downgrade in our Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company. As of March 24, 2021, we had no commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio and a Fixed Charge Coverage Ratio (our “financial covenants”).  A failure to maintain our financial covenants would impair our ability to borrow under the credit facility. These financial covenants are described below:

●	Our Leverage Ratio (the ratio of Net Debt to Adjusted EBITDA, as defined in the credit facility) was 1.63 to 1 as of January 30, 2021. If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

●	Our Fixed Charge Coverage Ratio (the ratio of Adjusted EBITDA plus Consolidated Rental Expense to Consolidated Cash Interest Expense plus Consolidated Rental Expense, as defined in the credit facility) was 5.37 to 1 as of January 30, 2021. If this ratio fell below 1.70 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 6 to the Consolidated Financial Statements.  We were in compliance with our financial covenants at year-end 2020.

The tables below illustrate our significant contractual obligations and other commercial commitments, based on year of maturity or settlement, as of January 30, 2021 (in millions of dollars):

	2021	2022	2023	2024	2025	Thereafter	Total
Contractual Obligations(1)(2)
Long-term debt(3)	$844	$894	$617	$494	$575	$8,986	$12,410
Interest on long-term debt(4)	491	474	439	427	407	5,001	7,239
Finance lease obligations	109	97	95	93	92	935	1,421
Operating lease obligations	947	865	790	717	653	6,260	10,232
Self-insurance liability(5)	220	156	107	70	45	133	731
Construction commitments(6)	1,030	—	—	—	—	—	1,030
Purchase obligations(7)	742	378	365	257	240	1,950	3,932
Total	$4,383	$2,864	$2,413	$2,058	$2,012	$23,265	$36,995

Other Commercial Commitments
Standby letters of credit	$368	$—	$—	$—	$—	$—	$368
Surety bonds	408	—	—	—	—	—	408
Total	$776	$—	$—	$—	$—	$—	$776
(1)	The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $33 million in 2020. This table also excludes contributions under various multi-employer pension plans, which totaled $619 million in 2020.
(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of January 30, 2021, we had no outstanding commercial paper and no borrowings under our credit facility.
(4)	Amounts include contractual interest payments using the interest rate as of January 30, 2021 and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included in the contractual obligations table for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in “Other current liabilities” in our Consolidated Balance Sheets.
(7)	Amounts include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our food production plants and several contracts to purchase energy to be used in our stores and food production plants. Our obligations also include management fees for facilities operated by third parties and outside service contracts. Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets. We included our future commitments for customer fulfillment centers for which we have placed an order. We did not include our commitments associated with additional customer fulfillment centers that have not yet been ordered. We have provided a letter of credit which supports our commitment to build a certain number of fulfillment centers. The balance of the letter of credit reduces primarily upon the construction of each fulfillment center. If we do not reach our total purchase commitment, we will be responsible for the balance remaining on the letter of credit. This letter of credit balance is included in the “Standby letters of credit” line above.

As of January 30, 2021, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of January 30, 2021, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of January 30, 2021.

In addition to the available credit mentioned above, as of January 30, 2021, we had authorized for issuance $3.3 billion of securities remaining under a shelf registration statement filed with the SEC and effective on May 24, 2019.

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

In addition to the above, we enter into various indemnification agreements and take on indemnification obligations in the ordinary course of business.  Such arrangements include indemnities against third-party claims arising out of agreements to provide services to us; indemnities related to the sale of our securities; indemnities of directors, officers and employees in connection with the performance of their work; and indemnities of individuals serving as fiduciaries on benefit plans.  While our aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that could result in a material liability.

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

When we use derivative financial instruments, it is primarily to manage our exposure to fluctuations in interest rates. We do not enter into derivative financial instruments for trading purposes.  As a matter of policy, all of our derivative positions are intended to reduce risk by hedging an underlying economic exposure.  Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure.  The interest rate derivatives we use are straightforward instruments with liquid markets. As of January 30, 2021, we had no forward-starting interest rate swap agreements outstanding.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above.  The guidelines may change as our business needs dictate.

The tables below provide information about our underlying debt portfolio as of January 30, 2021 and February 1, 2020. The amounts shown for each year represent the contractual maturities of long-term debt, excluding finance leases, as of January 30, 2021 and February 1, 2020.  Interest rates reflect the weighted average rate for the outstanding instruments.  The variable rate debt is based on U.S. dollar LIBOR using the forward yield curve as of January 30, 2021 and February 1, 2020.  The Fair Value column includes the fair value of our debt instruments as of January 30, 2021 and February 1, 2020.  We have no outstanding interest rate derivatives classified as fair value hedges as of January 30, 2021 or February 1, 2020. See Notes 6, 7 and 8 to the Consolidated Financial Statements.

	January 30, 2021
	Expected Year of Maturity
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate	$(802)	$(894)	$(594)	$(494)	$(494)	$(8,986)	$(12,264)	$(14,534)
Average interest rate	4.20%	4.29%	4.41%	4.55%	4.58%	4.40%
Variable rate	$(42)	$—	$(23)	$—	$(81)	$—	$(146)	$(146)
Average interest rate	1.87%	—	2.62%	—	0.08%	—%

	February 1, 2020
	Expected Year of Maturity
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate	$(705)	$(804)	$(894)	$(594)	$(495)	$(8,462)	$(11,954)	$(13,347)
Average interest rate	4.39%	4.56%	4.47%	4.69%	4.86%	4.65%
Variable rate	$(1,221)	$—	$—	$—	$—	$(81)	$(1,302)	$(1,302)
Average interest rate	1.88%	—	—	—	—	1.65%

Based on our year-end 2020 variable rate debt levels, a 10 percent change in interest rates would be immaterial. See Note 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of The Kroger Co.

For the Fiscal Year Ended January 30, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Kroger Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kroger Co. and its subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended January 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 30, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Kroger Specialty Pharmacy (“KSP”) Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.1 billion as of January 30, 2021, a portion of which is allocated to the KSP reporting unit. Management reviews goodwill annually for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. The fair value of a reporting unit is compared to its carrying value for purposes of identifying potential impairment. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. As disclosed by management, the fair value of the Company's KSP reporting unit was estimated using multiple valuation techniques, a discounted cash flow model (income approach), a market multiple model and comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s estimates of revenue growth rates, margin assumptions, and discount rate to estimate future cash flows. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the KSP reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions related to revenue growth rates, margin assumptions, discount rate, peer group determination, and market multiple selection; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s KSP reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate, evaluating the appropriateness of the income and market approach models, testing the completeness and accuracy of the underlying data used in the models and evaluating the reasonableness of significant assumptions used by management related to the revenue growth rates, margin assumptions, discount rate, peer group determination, and market multiple selection. Evaluating management’s assumptions relating to revenue growth rates and margin assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the Company’s peer group determinations included evaluating the appropriateness of the identified peer companies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow and market models and evaluating the reasonableness of certain significant assumptions related to the discount rate, peer group determination, and market multiples.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 30, 2021

We have served as the Company’s auditor since 1929.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	January 30,	February 1,
(In millions, except par amounts)	2021	2020
ASSETS
Current assets
Cash and temporary cash investments	$1,687	$399
Store deposits in-transit	1,096	1,179
Receivables	1,781	1,706
FIFO inventory	8,436	8,464
LIFO reserve	(1,373)	(1,380)
Prepaid and other current assets	876	522
Total current assets	12,503	10,890

Property, plant and equipment, net	22,386	21,871
Operating lease assets	6,796	6,814
Intangibles, net	997	1,066
Goodwill	3,076	3,076
Other assets	2,904	1,539

Total Assets	$48,662	$45,256

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$911	$1,965
Current portion of operating lease liabilities	667	597
Trade accounts payable	6,679	6,349
Accrued salaries and wages	1,413	1,168
Other current liabilities	5,696	4,164
Total current liabilities	15,366	14,243

Long-term debt including obligations under finance leases	12,502	12,111
Noncurrent operating lease liabilities	6,507	6,505
Deferred income taxes	1,542	1,466
Pension and postretirement benefit obligations	535	608
Other long-term liabilities	2,660	1,750

Total Liabilities	39,112	36,683

Commitments and contingencies see Note 13

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2020 and 2019	1,918	1,918
Additional paid-in capital	3,461	3,337
Accumulated other comprehensive loss	(630)	(640)
Accumulated earnings	23,018	20,978
Common shares in treasury, at cost, 1,160 shares in 2020 and 1,130 shares in 2019	(18,191)	(16,991)

Total Shareholders’ Equity - The Kroger Co.	9,576	8,602
Noncontrolling interests	(26)	(29)

Total Equity	9,550	8,573

Total Liabilities and Equity	$48,662	$45,256

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

	2020	2019	2018
(In millions, except per share amounts)	(52 weeks)	(52 weeks)	(52 weeks)
Sales	$132,498	$122,286	$121,852

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	101,597	95,294	95,103
Operating, general and administrative	24,500	21,208	20,786
Rent	874	884	884
Depreciation and amortization	2,747	2,649	2,465

Operating profit	2,780	2,251	2,614

Other income (expense)
Interest expense	(544)	(603)	(620)
Non-service component of company-sponsored pension plan costs	29	—	(26)
Gain on investments	1,105	157	228
Gain on sale of businesses	—	176	1,782

Net earnings before income tax expense	3,370	1,981	3,978

Income tax expense	782	469	900

Net earnings including noncontrolling interests	2,588	1,512	3,078
Net income (loss) attributable to noncontrolling interests	3	(147)	(32)

Net earnings attributable to The Kroger Co.	$2,585	$1,659	$3,110

Net earnings attributable to The Kroger Co. per basic common share	$3.31	$2.05	$3.80

Average number of common shares used in basic calculation	773	799	810

Net earnings attributable to The Kroger Co. per diluted common share	$3.27	$2.04	$3.76

Average number of common shares used in diluted calculation	781	805	818

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

	2020	2019	2018
(In millions)	(52 weeks)	(52 weeks)	(52 weeks)
Net earnings including noncontrolling interests	$2,588	$1,512	$3,078

Other comprehensive income (loss)
Realized gains on available for sale securities, net of income tax(1)	—	—	(4)
Change in pension and other postretirement defined benefit plans, net of income tax(2)	22	(105)	147
Unrealized gains and losses on cash flow hedging activities, net of income tax(3)	(14)	(47)	(23)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(4)	2	4	5
Cumulative effect of accounting change(5)	—	(146)	—

Total other comprehensive income (loss)	10	(294)	125

Comprehensive income	2,598	1,218	3,203
Comprehensive income (loss) attributable to noncontrolling interests	3	(147)	(32)
Comprehensive income attributable to The Kroger Co.	$2,595	$1,365	$3,235

(1)	Amount is net of tax benefit of ($1) in 2018.
(2)	Amount is net of tax expense (benefit) of $7 in 2020, ($33) in 2019 and $45 in 2018.
(3)	Amount is net of tax benefit of ($8) in 2020, ($17) in 2019 and ($8) in 2018.
(4)	Amount is net of tax expense of $2 in 2020, $3 in 2019 and $3 in 2018.
(5)	Related to the adoption of Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (See Note 18 for additional details).

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

	2020	2019	2018
(In millions)	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,588	$1,512	$3,078
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,747	2,649	2,465
Asset impairment charges	70	120	56
Operating lease asset amortization	626	640	—
LIFO (credit) charge	(7)	105	29
Stock-based employee compensation	185	155	154
Expense (credit) for company-sponsored pension plans	(9)	39	76
Deferred income taxes	73	(56)	(45)
Gain on sale of businesses	—	(176)	(1,782)
(Gain) loss on the sale of assets	(59)	(158)	2
Gain on investments	(1,105)	(157)	(228)
Loss on deconsolidation and impairment of Lucky's Market	—	412	—
Other	165	(109)	58
Changes in operating assets and liabilities net of effects from mergers and disposals of businesses:
Store deposits in-transit	83	3	(20)
Receivables	(90)	(36)	(208)
Inventories	7	(351)	(354)
Prepaid and other current assets	(342)	(33)	244
Trade accounts payable	330	342	213
Accrued expenses	1,382	302	416
Income taxes receivable and payable	24	(142)	289
Contribution to company-sponsored pension plan	—	—	(185)
Operating lease liabilities	(552)	(639)	—
Proceeds from contract associated with sale of business	—	295	—
Other	699	(53)	(94)

Net cash provided by operating activities	6,815	4,664	4,164

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,865)	(3,128)	(2,967)
Proceeds from sale of assets	165	273	85
Proceeds on settlement of financial instrument	—	—	235
Payments for acquisitions, net of cash acquired	—	—	(197)
Purchases of stores	—	—	(44)
Net proceeds from sale of businesses	—	327	2,169
Purchases of Ocado securities	—	—	(392)
Other	(114)	(83)	(75)

Net cash used by investing activities	(2,814)	(2,611)	(1,186)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,049	813	2,236
Payments on long-term debt including obligations under finance leases	(747)	(2,304)	(1,372)
Net proceeds (payments) on commercial paper	(1,150)	350	(1,321)
Dividends paid	(534)	(486)	(437)
Proceeds from issuance of capital stock	127	55	65
Treasury stock purchases	(1,324)	(465)	(2,010)
Other	(134)	(46)	(57)

Net cash used by financing activities	(2,713)	(2,083)	(2,896)

Net increase (decrease) in cash and temporary cash investments	1,288	(30)	82

Cash and temporary cash investments:
Beginning of year	399	429	347
End of year	$1,687	$399	$429

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,865)	$(3,128)	$(2,967)
Payments for lease buyouts	58	82	5
Changes in construction-in-progress payables	(359)	2	(56)
Total capital investments, excluding lease buyouts	$(3,166)	$(3,044)	$(3,018)

Disclosure of cash flow information:
Cash paid during the year for interest	$564	$523	$614
Cash paid during the year for income taxes	$659	$706	$600

The accompanying notes are an integral part of the consolidated financial statements

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 3, 2018	1,918	$1,918	$3,161	1,048	$(14,684)	$(471)	$17,007	$(26)	$6,905
Issuance of common stock:
Stock options exercised	—	—	—	(4)	65	—	—	—	65
Restricted stock issued	—	—	(119)	(3)	74	—	—	—	(45)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	76	(1,927)	—	—	—	(1,927)
Stock options exchanged	—	—	—	3	(83)	—	—	—	(83)
Share-based employee compensation	—	—	154	—	—	—	—	—	154
Other comprehensive income net of tax of $39	—	—	—	—	—	125	—	—	125
Other	—	—	49	—	(57)	—	—	7	(1)
Cash dividends declared ($0.545 per common share)	—	—	—	—	—	—	(436)	—	(436)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	3,110	(32)	3,078

Balances at February 2, 2019	1,918	$1,918	$3,245	1,120	$(16,612)	$(346)	$19,681	$(51)	$7,835
Issuance of common stock:
Stock options exercised	—	—	—	(3)	55	—	—	—	55
Restricted stock issued	—	—	(128)	(3)	92	—	—	—	(36)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(400)	—	—	—	(400)
Stock options exchanged	—	—	—	2	(65)	—	—	—	(65)
Share-based employee compensation	—	—	155	—	—	—	—	—	155
Other comprehensive loss net of tax of ($47)	—	—	—	—	—	(294)	—	—	(294)
Cumulative effect of accounting change (see note 18)	—	—	—	—	—	—	146	—	146
Deconsolidation of Lucky's Market	—	—	—	—	—	—	—	168	168
Other	—	—	65	—	(61)	—	(5)	1	—
Cash dividends declared ($0.62 per common share)	—	—	—	—	—	—	(503)	—	(503)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	1,659	(147)	1,512

Balances at February 1, 2020	1,918	$1,918	$3,337	1,130	$(16,991)	$(640)	$20,978	$(29)	$8,573
Issuance of common stock:
Stock options exercised	—	—	—	(7)	127	—	—	—	127
Restricted stock issued	—	—	(134)	(3)	71	—	—	—	(63)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	36	(1,196)	—	—	—	(1,196)
Stock options exchanged	—	—	—	4	(128)	—	—	—	(128)
Share-based employee compensation	—	—	185	—	—	—	—	—	185
Other comprehensive income net of tax of $1	—	—	—	—	—	10	—	—	10
Other	—	—	73	—	(74)	—	—	—	(1)
Cash dividends declared ($0.70 per common share)	—	—	—	—	—	—	(545)	—	(545)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,585	3	2,588

Balances at January 30, 2021	1,918	$1,918	$3,461	1,160	$(18,191)	$(630)	$23,018	$(26)	$9,550

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 30, 2021, the Company was one of the largest retailers in the world based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and other consolidated entities. Intercompany transactions and balances have been eliminated.

Refer to Note 18 for a description of changes to the Consolidated Financial Statements for recently adopted accounting standards regarding the recognition of lease agreements, reclassification of stranded tax effects and implementation costs of cloud computing arrangements.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended January 30, 2021, February 1, 2020 and February 2, 2019.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 92% of inventories in 2020 and 91% of inventories in 2019 were valued using the LIFO method.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a FIFO basis) or net realizable value. Replacement cost was higher than the carrying amount by $1,373 at January 30, 2021 and $1,380 at February 1, 2020.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit. During 2020, the Company had a LIFO liquidation primarily related to pharmacy inventory. The liquidated inventory was carried at lower costs prevailing in prior years as compared with current costs. The effect of this reduction in inventory decreased “Merchandise costs” by approximately $76, $58 net of tax.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under finance leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years. Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant and distribution center equipment is depreciated over lives varying from three to 15 years. Information technology assets are generally depreciated over three to five years.  Depreciation and amortization expense was $2,747 in 2020, $2,649 in 2019 and $2,465 in 2018.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, and also upon the occurrence of a triggering event. The Company performs reviews of each of its operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a market multiple model, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Results of the goodwill impairment reviews performed during 2020, 2019 and 2018 are summarized in Note 3.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairments totaling $70, $120 and $56 in 2020, 2019 and 2018, respectively. The increase in the 2019 impairment charge, compared to 2020 and 2018, related to the 35 planned store closures in 2020. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as Operating, general and administrative (“OG&A”) expense.

Accounts Payable Financing Arrangement

The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under this arrangement. These obligations are included in “Other current liabilities” in the Consolidated Balance Sheets.

Contingent Consideration

The Company’s Home Chef business combination involves potential payment of future consideration that is contingent upon the achievement of certain performance milestones. The Company recorded contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The liability for contingent consideration is remeasured to fair value at each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in earnings until the contingency is resolved. In 2020 and 2018, adjustments to increase the contingent consideration liability as of year-end were recorded for $189 and $33, respectively, in OG&A expense. In 2019, an adjustment to decrease the contingent consideration liability as of year-end 2019 was recorded for ($69) in OG&A expense.

Store Closing Costs

The Company regularly evaluates the performance of its stores and periodically closes those stores that are underperforming.  Related liabilities arise, such as severance, contractual obligations and other accruals associated with store closings.  The Company records a liability for costs associated with an exit or disposal activity when the liability is incurred, usually in the period the store closes.  Adjustments to closed store liabilities primarily relate to actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known.

Owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, plant, equipment and operating lease assets are accounted for in accordance with the Company’s policy on impairment of long-lived assets.  Inventory write-downs, if any, in connection with store closings, are classified in the Consolidated Statements of Operations as “Merchandise costs.” Costs to transfer inventory and equipment from closed stores are expensed as incurred.

Interest Rate Risk Management

The Company uses derivative instruments primarily to manage its exposure to changes in interest rates.  The Company’s current program relative to interest rate protection and the methods by which the Company accounts for its derivative instruments are described in Note 7.

Benefit Plans and Multi-Employer Pension Plans

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were January 30, 2021 for fiscal 2020 and February 1, 2020 for fiscal 2019.

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

Share Based Compensation

The Company recognizes compensation expense for all share-based payments granted under fair value recognition provisions. The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award based on the fair value at the date of the grant.  The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the stock option at the date of grant.  Stock options typically expire 10 years from the date of grant. Stock options vest between one and five years from the date of grant.  In addition to stock options, the Company awards restricted stock to employees and nonemployee directors under various plans. The restrictions on these awards generally lapse between one and five years from the date of the awards. The Company determines the fair value for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 30, 2021, the Internal Revenue Service had concluded its examination of all federal tax returns up to and including the return for the year ended January 30, 2016.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 30, 2021.

	2020	2019	2018
Beginning balance	$689	$696	$695
Expense	262	209	229
Claim payments	(220)	(216)	(228)
Ending balance	731	689	696
Less: Current portion	(220)	(216)	(228)
Long-term portion	$511	$473	$468

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

The Company also maintains insurance coverages for some risks, including cyber exposure and property-related losses. The Company’s insurance coverage begins for these exposures ranging from $25 to $50.

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale. Pharmacy sales are recorded when the product is provided to the customer. Digital channel originated sales are recognized either upon pickup in store or upon delivery to the customer. Amounts billed to a customer related to shipping and delivery represent revenues earned for the goods provided and are classified as sales.  When shipping is discounted, it is recorded as an adjustment to sales. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of the Company’s stores or online, tender is accepted at the point of sale. The Company acts as principal in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. The Company records revenue and related costs on a gross basis for these arrangements.  For pharmacy sales, collection of third-party receivables is typically expected within three months or less from the time of purchase. The third-party receivables from pharmacy sales are recorded in Receivables in the Company’s Consolidated Balance Sheets and were $672 as of January 30, 2021 and $646 as of February 1, 2020.

Gift Cards and Gift Certificates

The Company does not recognize a sale when it sells its own gift cards and gift certificates (collectively “gift cards”). Rather, it records a deferred revenue liability equal to the amount received. A sale is then recognized when the gift cards are redeemed to purchase the Company’s products. The Company’s gift cards do not expire. While gift cards are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. The Company’s gift card deferred revenue liability was $160 as of January 30, 2021 and $114 as of February 1, 2020.

Disaggregated Revenues

The following table presents sales revenue by type of product for the year-ended January 30, 2021, February 1, 2020, and February 2, 2019:

	2020		2019		2018
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable(1)	$71,434	53.9%	$61,464	50.3%	$60,649	49.8%
Fresh(2)	33,449	25.2%	29,452	24.1%	29,089	23.9%
Supermarket Fuel	9,486	7.2%	14,052	11.5%	14,903	12.2%
Pharmacy	11,388	8.6%	11,015	9.0%	10,617	8.7%
Convenience Stores (3)	—	-%	—	-%	944	0.8%
Other(4)	6,741	5.1%	6,303	5.1%	5,650	4.6%

Total Sales	$132,498	100%	$122,286	100%	$121,852	100%
(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)	The Company completed the sale of its convenience store business unit during the first quarter of 2018.
(4)	Consists primarily of sales related to food production plants to outside parties, data analytic services, third-party media revenue, other consolidated entities, specialty pharmacy, in-store health clinics, digital coupon services and other online sales not included in the categories above.

Merchandise Costs

The “Merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs; and food production and operational costs.  Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the OG&A line item along with most of the Company’s other managerial and administrative costs.  Shipping and delivery costs associated with the Company’s digital offerings originating from non-retail store locations are included in the “Merchandise costs” line item. Rent expense and depreciation and amortization expense are shown separately in the Consolidated Statements of Operations.

Warehousing and transportation costs include distribution center direct wages, transportation direct wages, repairs and maintenance, utilities, inbound freight and, where applicable, third-party warehouse management fees.  These costs are recognized in the periods the related expenses are incurred.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s advertising costs totaled $888 in 2020, $854 in 2019 and $752 in 2018.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Shipping and delivery costs associated with the Company's digital offerings originating from retail store locations, including third-party delivery fees, are included in the “OG&A” line item of the Consolidated Statements of Operations. Rent expense, depreciation and amortization expense and interest expense are shown separately in the Consolidated Statement of Operations.

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

2.	PARTNERSHIP AGREEMENTS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”). The Partnership Framework Agreement was amended in 2020. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks.  As part of the agreement, the Company provided a letter of credit which supports its commitment to contract with Ocado to build a number of fulfilment centers. The balance of the letter of credit was $207 as of January 30, 2021 and will reduce primarily upon the construction of each fulfillment center.

In addition, on May 17, 2018, the Company entered into a Share Subscription Agreement with Ocado, pursuant to which the Company agreed to purchase 33.1 million ordinary shares of Ocado for an aggregate purchase price of $243.  The Company completed the purchase of these 33.1 million shares on May 29, 2018.  This is in addition to 8.1 million Ocado shares purchased earlier in the first quarter of 2018, and 6.5 million additional shares purchased in the second quarter of 2018. Fair value adjustments in equity of Ocado flow through “Gain on investments” in the Company’s Consolidated Statements of Operations.  The fair value of all shares owned, which is measured using Level 1 inputs, was $1,808 as of January 30, 2021 and $776 as of February 1, 2020 and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The Company recorded an unrealized gain of $1,032 in 2020, $157 in 2019 and $228 in 2018, none of which was realized during the period as the Company did not sell any Ocado securities.

3.	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through January 30, 2021.

	2020	2019
Balance beginning of year
Goodwill	$5,737	$5,729
Accumulated impairment losses	(2,661)	(2,642)
Subtotal	3,076	3,087

Activity during the year
Mergers	—	8
Impairment losses	—	(19)

Balance end of year
Goodwill	5,737	5,737
Accumulated impairment losses	(2,661)	(2,661)
Total Goodwill	$3,076	$3,076

In 2019, the Company finalized the purchase accounting for the Home Chef acquisition resulting in an increase of goodwill and deferred taxes of $8. The Company also recorded an impairment charge of $19 as a result of the Lucky’s Market impairment.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill and indefinite-lived intangible assets was performed during the fourth quarter of 2020, 2019 and 2018 and did not result in impairment.

The following table summarizes the Company’s intangible assets balance through January 30, 2021.

	2020		2019
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived pharmacy prescription files	315	(167)	320	(133)
Definite-lived customer relationships	186	(143)	186	(120)
Definite-lived other	110	(78)	106	(68)
Indefinite-lived trade name	685	—	685	—
Indefinite-lived liquor licenses	89	—	90	—

Total	$1,385	$(388)	$1,387	$(321)
(1)	Pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to OG&A expense and depreciation and amortization expense.

Amortization expense associated with intangible assets totaled approximately $67, $85 and $80, during fiscal years 2020, 2019 and 2018, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2020 is estimated to be approximately:

2021	$58
2022	51
2023	38
2024	34
2025	30
Thereafter	12

Total future estimated amortization associated with definite-lived intangible assets	$223

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2020	2019
Land	$3,373	$3,299
Buildings and land improvements	13,149	12,553
Equipment	14,928	15,031
Leasehold improvements	10,516	10,832
Construction-in-progress	2,892	3,166
Leased property under finance leases	1,165	966

Total property, plant and equipment	46,023	45,847
Accumulated depreciation and amortization	(23,637)	(23,976)

Property, plant and equipment, net	$22,386	$21,871

Accumulated depreciation and amortization for leased property under finance leases was $321 at January 30, 2021 and $276 at February 1, 2020.

Approximately $152 and $162, net book value, of property, plant and equipment collateralized certain mortgages at January 30, 2021 and February 1, 2020, respectively.

5.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2020	2019	2018
Federal
Current	$577	$454	$775
Deferred	75	(50)	(3)

Subtotal federal	652	404	772

State and local
Current	133	70	108
Deferred	(3)	(5)	20

Subtotal state and local	130	65	128

Total	$782	$469	$900

A reconciliation of the statutory federal rate and the effective rate follows:

	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.0	2.6	2.6
Credits	(0.7)	(1.5)	(1.3)
Resolution of issues	—	(0.1)	0.5
Excess tax benefits from share-based payments	(0.8)	(0.2)	(0.3)
Impairment losses attributable to noncontrolling interest	—	1.2	—
Other changes, net	0.7	0.7	0.1

	23.2%	23.7%	22.6%

The 2020 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

The 2019 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes and Lucky’s Market losses attributable to the noncontrolling interest which reduced pre-tax income but did not impact tax expense.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2020	2019
Deferred tax assets:
Compensation related costs	$766	$406
Lease liabilities	1,932	1,872
Closed store reserves	38	55
Net operating loss and credit carryforwards	86	100
Deferred income	149	172
Allowance for uncollectible receivables	23	93
Other	46	—

Subtotal	3,040	2,698
Valuation allowance	(53)	(55)

Total deferred tax assets	2,987	2,643

Deferred tax liabilities:
Depreciation and amortization	(2,115)	(1,942)
Operating lease assets	(1,794)	(1,782)
Insurance related costs	—	(28)
Inventory related costs	(264)	(252)
Equity investments in excess of tax basis	(356)	(94)
Other	—	(11)

Total deferred tax liabilities	(4,529)	(4,109)

Deferred taxes	$(1,542)	$(1,466)

At January 30, 2021, the Company had net operating loss carryforwards for state income tax purposes of $1,081. These net operating loss carryforwards expire from 2021 through 2040.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At January 30, 2021, the Company had state credit carryforwards of $38, most of which expire from 2021 through 2027.  The utilization of certain of the Company’s state credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations. As of January 30, 2021, February 1, 2020 and February 2, 2019 the total valuation allowance was $53, $55 and $54, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2020	2019	2018
Beginning balance	$174	$174	$180
Additions based on tax positions related to the current year	7	13	7
Reductions based on tax positions related to the current year	—	—	(1)
Additions for tax positions of prior years	16	8	23
Reductions for tax positions of prior years	—	(1)	(22)
Settlements	—	(19)	(10)
Lapse of statute	(4)	(1)	(3)
Ending balance	$193	$174	$174

As of January 30, 2021, February 1, 2020 and February 2, 2019 the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $85, $74 and $72 respectively.

To the extent interest and penalties (recoveries) would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense. During the years ended January 30, 2021, February 1, 2020 and February 2, 2019, the Company recognized approximately $7, $7 and $2, respectively, in interest and penalties (recoveries). The Company had accrued approximately $38, $30 and $30 for the payment of interest and penalties as of January 30, 2021, February 1, 2020 and February 2, 2019.

As of January 30, 2021, the Internal Revenue Service had concluded its examination of all federal tax returns up to and including the return for the year ended January 30, 2016. The Company anticipates resolution in the next twelve to eighteen months of Internal Revenue Service audits for tax years ending January 28, 2017 and February 3, 2018.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include deferring the due dates of tax payments and other changes to income and non-income-based tax laws. As permitted under the CARES Act, the Company is deferring the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. During 2020, the Company deferred the employer portion of social security tax of $622. Of the total, $311 is included in “Other current liabilities” and $311 is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.

6.	DEBT OBLIGATIONS

Long-term debt consists of:

	January 30,	February 1,
	2021	2020
1.70% to 8.00% Senior Notes due through 2049	$11,899	$11,598
1.77% Commercial paper borrowings	—	1,150
Other	511	508

Total debt, excluding obligations under finance leases	12,410	13,256
Less current portion	(844)	(1,926)

Total long-term debt, excluding obligations under finance leases	$11,566	$11,330

In 2020, the Company issued $500 of senior notes due in fiscal year 2030 bearing an interest rate of 2.20% and $500 of senior notes due in fiscal year 2030 bearing interest rate of 1.70%. In connection with the senior note issuances, the Company also terminated forward-starting interest rate swap agreements with an aggregate notional amount of $450 due in fiscal year 2030. These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the fourth quarter of 2020. Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $41, $31 net of tax, has been deferred in Accumulated Other Comprehensive Loss and will continue to amortize to earnings as the interest payments are made. The Company repaid $700 of senior notes bearing an interest rate of 3.30% with proceeds from the senior notes issuances.

On March 18, 2020, the Company proactively borrowed $1,000 under the revolving credit facility. This was a precautionary measure in order to preserve financial flexibility, reduce reliance on the commercial paper market and maintain liquidity in response to the COVID-19 pandemic. During 2020, the Company fully repaid the $1,000 borrowed under the revolving credit facility and the entire $1,150 in outstanding commercial paper obligations using cash generated by operations.

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

As of January 30, 2021, the Company had no commercial paper borrowings and no borrowings under the Credit Agreement. As of February 1, 2020, the Company had $1,150 of commercial paper borrowings, with a weighted average interest rate of 1.77% and no borrowings under the Credit Agreement.

As of January 30, 2021, the Company had outstanding letters of credit in the amount of $381, of which $2 reduces funds available under the Credit Agreement.  As of February 1, 2020, the Company had outstanding letters of credit in the amount of $362, of which $2 reduces funds available under the Credit Agreement.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2020, and for the years subsequent to 2020 are:

2021	$844
2022	894
2023	617
2024	494
2025	575
Thereafter	8,986

Total debt	$12,410

7.	DERIVATIVE FINANCIAL INSTRUMENTS

GAAP requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.  The Company’s derivative financial instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.  Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.  Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings. Ineffective portions of fair value hedges, if any, are recognized in current period earnings.

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

Fair Value Interest Rate Swaps

The Company did not have any outstanding interest rate derivatives classified as fair value hedges as of January 30, 2021 and February 1, 2020.

Cash Flow Forward-Starting Interest Rate Swaps

The Company did not have any outstanding forward-starting interest rate swap agreements as of January 30, 2021.

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

During 2020, the Company terminated nine forward-starting interest rate swaps with maturity dates of January 2021 with an aggregate notional amount totaling $450. These forward-starting interest rate swap agreements were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt issued during the fourth quarter of 2020. Since these forward-starting interest rate swap agreements were classified as cash flow hedges, the unamortized loss of $41, $31 net of tax, has been deferred in AOCI and will be amortized to earnings as the interest payments are made. In addition, the Company terminated and discontinued hedge accounting for one forward-starting interest rate swap with a maturity date of January 2021 with an aggregate notional amount totaling $50. The gain of $7 from the termination of this forward starting interest rate swap was record in interest income in the fourth quarter of 2020.

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

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2020, 2019 and 2018:

	Year-To-Date
	Amount of Gain/(Loss) in			Amount of Gain/(Loss)
	AOCI on Derivative			Reclassified from AOCI into			Location of Gain/(Loss)
Derivatives in Cash Flow Hedging	(Effective Portion)			Income (Effective Portion)			Reclassified into Income
Relationships	2020	2019	2018	2020	2019	2018	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(54)	$(42)	$6	$(2)	$(4)	$(5)	Interest expense

*

The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to end of 2020, 2019 and 2018, respectively.

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of February 1, 2020, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of February 1, 2020:

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 30, 2021 and February 1, 2020:

January 30, 2021 Fair Value Measurements Using

	Quoted Prices in
	Active Markets	Significant
	for Identical	Unobservable
	Assets	Inputs
	(Level 1)	(Level 3)	Total
Trading Securities	$1,882	$—	$1,882
Other Investment	—	160	160
Total	$1,882	$160	$2,042

February 1, 2020 Fair Value Measurements Using

	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$840	$—	$—	$840
Other Investment	—	—	41	41
Interest Rate Hedges	—	(19)	—	(19)
Total	$840	$(19)	$41	$862

In 2018, realized gains on Level 1, available-for-sale securities totaled $5.

The Company values interest rate hedges using observable forward yield curves. These forward yield curves are classified as Level 2 inputs.

The equity investment in Ocado is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $1,808 and $776 as of January 30, 2021 and February 1, 2020, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The unrealized gain for this level 1 investment was approximately $1,032 and $157 for 2020 and 2019, respectively, and is included in “Gain on investments” in the Company’s Consolidated Statements of Operations. The Company held other equity investments without a readily determinable fair value. These investments are measured initially at cost and remeasured for observable price changes to fair value through net earnings. The value of these investments, which were measured using Level 3 inputs, was $160 and $41 at January 30, 2021 and February 1, 2020, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The unrealized gain for these level 3 investments was approximately $73 for 2020 and is included in “Gain on investments” in the Company’s Consolidated Statements of Operations.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment. See Note 3 for further discussion related to the Company’s carrying value of goodwill. Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 1 for further discussion of the Company’s policies for impairments of long-lived assets and valuation of store lease exit costs. In 2020, long-lived assets with a carrying amount of $72 were written down to their fair value of $2, resulting in an impairment charge of $70. In 2019, long-lived assets with a carrying amount of $152 were written down to their fair value of $32, resulting in an impairment charge of $120, which included the 35 planned store closures.

Mergers are accounted for using the acquisition method of accounting, which requires that the purchase price paid for a merger be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the merger, with the excess of the purchase price over the net assets being recorded as goodwill.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends. At January 30, 2021, the fair value of total debt excluding obligation under finance leases was $14,680 compared to a carrying value of $12,410. At February 1, 2020, the fair value of total debt excluding obligation under finance leases was $14,649 compared to a carrying value of $13,256.

Contingent Consideration

As a result of the Home Chef merger, the Company recognized a contingent liability of $91 on the acquisition date. The contingent consideration was measured using unobservable (Level 3) inputs and was included in “Other long-term liabilities” within the Consolidated Balance Sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results for both the online and offline businesses related to the Home Chef merger and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value, including accretion for the passage of time, is recognized in net earnings until the contingency is resolved. In 2020, the Company amended the contingent consideration agreement including the performance milestones to align with the Company’s current business strategies. In 2020, an adjustment to increase the contingent consideration liability as of year-end 2020 was recorded for $189 in OG&A. In 2019, an adjustment to decrease the contingent consideration liability as of year-end 2019 was recorded for ($69) in OG&A.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Other Assets

The fair values of certain investments recorded in “Other assets” within the Consolidated Balance Sheets were estimated based on quoted market prices for those or similar investments, or estimated cash flows, if appropriate. Other assets include other long-term investments of $280 and $261 as of January 30, 2021 and February 1, 2020, respectively. Other assets include notes receivable of $240 and $210 as of January 30, 2021 and February 1, 2020, respectively. Other assets also include prepaid deposits under certain contractual arrangements of $186 and $111 as of January 30, 2021 and February 1, 2020. The carrying value for these assets approximates fair value.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended January 30, 2021 and February 1, 2020:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 2, 2019	$6	$(352)	$(346)
Cumulative effect of accounting change(2)	(5)	(141)	(146)
OCI before reclassifications(3)	(47)	(134)	(181)
Amounts reclassified out of AOCI(4)	4	29	33
Net current-period OCI	(48)	(246)	(294)
Balance at February 1, 2020	$(42)	$(598)	$(640)

Balance at February 1, 2020	$(42)	$(598)	$(640)
OCI before reclassifications(3)	(14)	8	(6)
Amounts reclassified out of AOCI(4)	2	14	16
Net current-period OCI	(12)	22	10
Balance at January 30, 2021	$(54)	$(576)	$(630)
(1)	All amounts are net of tax.
(2)	Related to the adoption of ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (see Note 18 for additional details).
(3)	Net of tax of ($17) and ($42) for cash flow hedging activities and pension and postretirement defined benefit plans, respectively, as of February 1, 2020. Net of tax of ($8) and $2 for cash flow hedging activities and pension and postretirement defined benefit plans, respectively, as of January 30, 2021.
(4)	Net of tax of $9 and $3 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 1, 2020. Net of tax of $5 and $2 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of January 30, 2021.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended January 30, 2021, February 1, 2020 and February 2, 2019:

	For the year ended	For the year ended	For the year ended
	January 30, 2021	February 1, 2020	February 2, 2019

Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$4	$7	$8
Tax expense	(2)	(3)	(3)
Net of tax	2	4	5

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	19	38	56
Tax expense	(5)	(9)	(13)
Net of tax	14	29	43
Total reclassifications, net of tax	$16	$33	$48
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension expense.

10.	LEASES AND LEASE-FINANCED TRANSACTIONS

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

The following table provides supplemental balance sheet classification information related to leases:

		January 30,	February 1,
	Classification	2021	2020
Assets
Operating	Operating lease assets	$6,796	$6,814
Finance	Property, plant and equipment, net(1)	844	690

Total leased assets		$7,640	$7,504

Liabilities
Current
Operating	Current portion of operating lease liabilities	$667	$597
Finance	Current portion of long-term debt including obligations under finance leases	67	39

Noncurrent
Operating	Noncurrent operating lease liabilities	6,507	6,505
Finance	Long-term debt including obligations under finance leases	936	781

Total lease liabilities		$8,177	$7,922
(1)	Finance lease assets are recorded net of accumulated amortization of $321 and $276 as of January 30, 2021 and February 1, 2020.

The following table provides the components of lease cost:

		Year-To-Date	Year-To-Date
Lease Cost	Classification	January 30, 2021	February 1, 2020
Operating lease cost(1)	Rent Expense	$981	$1,000
Sublease and other rental income	Rent Expense	(107)	(116)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	55	53
Interest on lease liabilities	Interest Expense	45	48

Net lease cost		$974	$985
(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
2021	$947	$109	$1,056
2022	865	97	962
2023	790	95	885
2024	717	93	810
2025	653	92	745
Thereafter	6,260	935	7,195

Total lease payments	10,232	1,421	$11,653

Less amount representing interest	3,058	418

Present value of lease liabilities(1)	$7,174	$1,003
(1)	Includes the current portion of $667 for operating leases and $67 for finance leases.

Total future minimum rentals under non-cancellable subleases at January 30, 2021 were $261.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (years)
Operating leases	15.3	16.0
Finance leases	16.2	15.3
Weighted-average discount rate
Operating leases	4.2%	4.3%
Finance leases	4.4%	5.4%

The following table provides supplemental cash flow information related to leases:

	Year-To-Date	Year-To-Date
	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$849	$942
Operating cash flows from finance leases	45	48
Financing cash flows from finance leases	37	45
Leased assets obtained in exchange for new operating lease liabilities	679	849
Leased assets obtained in exchange for new finance lease liabilities	190	233
Net gain recognized from sale and leaseback transactions(1)	39	58
Impairment of operating lease assets(2)	4	81
Impairment of finance lease assets	2	40
(1)	In 2020, the Company entered into sale leaseback transactions related to seven properties, which resulted in total proceeds of $78. In 2019, the Company entered into sale leaseback transactions related to nine properties, which resulted in total proceeds of $113.
(2)	In 2019, impairment of operating lease assets includes $11 related to Lucky’s Market.

11.	EARNINGS PER COMMON SHARE

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

	For the year ended			For the year ended			For the year ended
	January 30, 2021			February 1, 2020			February 2, 2019
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,556	773	$3.31	$1,640	799	$2.05	$3,076	810	$3.80
Dilutive effect of stock options		8			6			8

Net earnings attributable to The Kroger Co. per diluted common share	$2,556	781	$3.27	$1,640	805	$2.04	$3,076	818	$3.76

The Company had combined undistributed and distributed earnings to participating securities totaling $29, $19 and $34 in 2020, 2019 and 2018, respectively.

The Company had stock options outstanding for approximately 9.1 million, 18.4 million and 10.1 million shares, respectively, for the years ended January 30, 2021, February 1, 2020, and February 2, 2019, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

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

At January 30, 2021, approximately 34 million common shares were available for future options or restricted stock grants under the 2011, 2014, and 2019 Long-Term Incentive Plans (the “Plans”). Options granted reduce the shares available under the Plans at a ratio of one to one. Restricted stock grants reduce the shares available under the Plans at a ratio of 2.83 to one.

Equity awards granted are based on the aggregate value of the award on the grant date. This can affect the number of shares granted in a given year as equity awards. Excess tax benefits related to equity awards are recognized in the provision for income taxes. Equity awards may be approved at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings. The 2020 primary grants were made in conjunction with the March and June meetings of the Company’s Board of Directors.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2017	36.7	$22.23
Granted	2.7	$27.88
Exercised	(4.4)	$15.34
Canceled or Expired	(0.9)	$28.05

Outstanding, year-end 2018	34.1	$23.42
Granted	3.1	$24.63
Exercised	(4.0)	$14.17
Canceled or Expired	(1.0)	$28.87

Outstanding, year-end 2019	32.2	$24.52
Granted	2.9	$29.31
Exercised	(7.3)	$17.72
Canceled or Expired	(1.0)	$30.53

Outstanding, year-end 2020	26.8	$26.65

A summary of options outstanding, exercisable and expected to vest at January 30, 2021 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Options Outstanding	26.8	5.43	$26.65	231
Options Exercisable	18.5	4.34	$26.42	168
Options Expected to Vest	8.2	7.82	$27.16	62

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2017	9.2	$26.78
Granted	4.6	$27.99
Lapsed	(4.4)	$25.93
Canceled or Expired	(0.6)	$26.57

Outstanding, year-end 2018	8.8	$27.86
Granted	5.4	$22.72
Lapsed	(4.1)	$28.07
Canceled or Expired	(0.8)	$25.68

Outstanding, year-end 2019	9.3	$24.85
Granted	4.0	$31.99
Lapsed	(4.9)	$24.69
Canceled or Expired	(0.6)	$26.71

Outstanding, year-end 2020	7.8	$28.46

The weighted-average grant date fair value of stock options granted during 2020, 2019 and 2018 was $6.43, $6.00 and $6.78, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations. The increase in the fair value of the stock options granted during 2020, compared to 2019, resulted primarily from increases in the Company’s share price and the weighted average expected volatility, partially offset by a decrease in the interest rate. The decrease in the fair value of the stock options granted during 2019, compared to 2018, resulted primarily from a decrease in the Company’s share price, partially offset by an increase in the weighted average expected volatility.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2020		2019		2018
Weighted average expected volatility	26.96%		25.37%		24.50%
Weighted average risk-free interest rate	0.82%		2.54%		2.82%
Expected dividend yield	2.00%		2.00%		2.00%
Expected term (based on historical results)	7.2	years	7.2	years	7.2	years

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

Total stock compensation recognized in 2020, 2019 and 2018 was $185, $155 and $154, respectively. Stock option compensation recognized in 2020, 2019 and 2018 was $22, $24 and $25, respectively. Restricted shares compensation recognized in 2020, 2019 and 2018 was $163, $131 and $129, respectively.

The total intrinsic value of stock options exercised was $115, $51 and $58 in 2020, 2019 and 2018, respectively. The total amount of cash received in 2020 by the Company from the exercise of stock options granted under share-based payment arrangements was $127. As of January 30, 2021, there was $201 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under Plans. This cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of options that vested was $23, $26 and $30 in 2020, 2019 and 2018, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors. During 2020, the Company repurchased approximately four million common shares in such a manner.

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

Litigation — Various claims and lawsuits arising in the normal course of business, including personal injury, contract disputes, employment discrimination, wage and hour and other regulatory claims are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Although it is not possible at this time to evaluate the merits of all of these claims and lawsuits, nor their likelihood of success, the Company is of the belief that any resulting liability will not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at January 30, 2021. The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized two billion common shares, $1 par value per share.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $1,196, $400 and $727 under these repurchase programs in 2020, 2019 and 2018, respectively.

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

In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $128, $65 and $83 under the stock option program during 2020, 2019 and 2018, respectively.

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

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. Based on employee’s age, years of service and position with the Company, the employee may be eligible for retiree health care benefits. Funding of retiree health care benefits occurs as claims or premiums are paid.

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of AOCI. The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were January 30, 2021 for fiscal 2020 and February 1, 2020 for fiscal 2019.

Amounts recognized in AOCI as of January 30, 2021 and February 1, 2020 consists of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2020	2019	2020	2019	2020	2019
Net actuarial loss (gain)	$951	$955	$(147)	$(109)	$804	$846
Prior service credit	—	—	(55)	(68)	(55)	(68)

Total	$951	$955	$(202)	$(177)	$749	$778

Other changes recognized in other comprehensive income (loss) in 2020, 2019 and 2018 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Incurred net actuarial loss (gain)	$36	$179	$(126)	$(46)	$9	$(10)	$(10)	$188	$(136)
Amortization of prior service credit	—	—	—	13	11	11	13	11	11
Amortization of net actuarial gain (loss)	(40)	(61)	(77)	8	12	10	(32)	(49)	(67)
Other	—	(1)	—	—	(12)	—	—	(13)	—
Total recognized in other comprehensive income (loss)	$(4)	$117	$(203)	$(25)	$20	$11	$(29)	$137	$(192)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(4)	$165	$(127)	$(34)	$11	$5	$(38)	$176	$(122)

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$3,518	$2,994	$328	$298	$198	$200
Service cost	13	32	—	1	7	6
Interest cost	104	124	10	12	6	8
Plan participants’ contributions	—	—	—	—	12	13
Actuarial (gain) loss	175	545	35	41	(47)	9
Plan settlements	(16)	—	—	—	—	—
Benefits paid	(171)	(180)	(21)	(21)	(24)	(26)
Other	(8)	3	(1)	(3)	—	(12)

Benefit obligation at end of fiscal year	$3,615	$3,518	$351	$328	$152	$198

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$3,422	$3,010	$—	$—	$—	$—
Actual return on plan assets	342	590	—	—	—	—
Employer contributions	—	—	21	21	12	13
Plan participants’ contributions	—	—	—	—	12	13
Plan settlements	(16)	—	—	—	—	—
Benefits paid	(171)	(180)	(21)	(21)	(24)	(26)
Other	(8)	2	—	—	—	—

Fair value of plan assets at end of fiscal year	$3,569	$3,422	$—	$—	$—	$—
Funded status and net asset and liability recognized at end of fiscal year	$(46)	$(96)	$(351)	$(328)	$(152)	$(198)

As of January 30, 2021, other assets and other current liabilities include $21 and $35, respectively, of the net asset and liability recognized for the above benefit plans. As of February 1, 2020, other assets and other current liabilities include $19 and $33, respectively, of the net asset and liability recognized for the above benefit plans.

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

As of January 30, 2021 and February 1, 2020, pension plan assets do not include common shares of The Kroger Co.

	Pension Benefits			Other Benefits
Weighted average assumptions	2020	2019	2018	2020	2019	2018
Discount rate — Benefit obligation	2.72%	3.01%	4.23%	2.43%	2.97%	4.19%
Discount rate — Net periodic benefit cost	3.01%	4.23%	4.00%	2.97%	4.19%	3.93%
Expected long-term rate of return on plan assets	5.50%	6.00%	5.90%
Rate of compensation increase — Net periodic benefit cost	3.03%	3.04%	3.03%
Rate of compensation increase — Benefit obligation	3.03%	3.03%	3.04%
Cash Balance plan interest crediting rate	3.30%	3.60%	4.00%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 2.72% and 2.43% discount rates as of year-end 2020 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant. A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 30, 2021, by approximately $410.

The Company’s 2020 assumed pension plan investment return rate was 5.50% compared to 6.00% in 2019 and 5.90% in 2018. The value of all investments in the company-sponsored defined benefit pension plans during the calendar year ended December 31, 2020, net of investment management fees and expenses, increased 16.9% and for fiscal year 2020 investments increased 10.2%. Historically, the Company’s pension plans’ average rate of return was 7.7% for the 10 calendar years ended December 31, 2020, net of all investment management fees and expenses. For the past 20 years, the Company’s pension plans’ average annual rate of return has been 7.2%. To determine the expected rate of return on pension plan assets held by the Company, the Company considers current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.

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

The pension benefit unfunded status decreased in 2020, compared to 2019, due to higher than anticipated asset returns, partially offset by a decline in the discount rate from 2019 to 2020 and changes in demographic assumptions in 2020.

The following table provides the components of the Company’s net periodic benefit costs for 2020, 2019 and 2018:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$13	$32	$35	$—	$1	$2	$7	$6	$7
Interest cost	104	124	124	10	12	12	6	8	8
Expected return on plan assets	(168)	(182)	(174)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(13)	(11)	(11)
Actuarial (gain) loss	35	55	69	5	6	8	(8)	(12)	(10)
Other	1	—	—	—	—	—	(1)	—	—
Net periodic benefit cost	$(15)	$29	$54	$15	$19	$22	$(9)	$(9)	$(6)

The following table provides the projected benefit obligation (“PBO”) and the fair value of plan assets for those company-sponsored pension plans with projected benefit obligations in excess of plan assets.

	Qualified Plans		Non-Qualified Plans
	2020	2019	2020	2019
PBO at end of fiscal year	$3,415	$3,272	$351	$328
Fair value of plan assets at end of year	$3,349	$3,157	$—	$—

The following table provides the accumulated benefit obligation (“ABO”) and the fair value of plan assets for those company-sponsored pension plans with accumulated benefit obligations in excess of plan assets.

	Qualified Plans		Non-Qualified Plans
	2020	2019	2020	2019
ABO at end of fiscal year	$3,415	$3,271	$351	$328
Fair value of plan assets at end of year	$3,349	$3,157	$—	$—

The following table provides information about the Company’s estimated future benefit payments.

	Pension	Other
	Benefits	Benefits
2021	$224	$11
2022	$231	$12
2023	$219	$12
2024	$223	$12
2025	$226	$12
2026 —2030	$1,124	$57

The following table provides information about the target and actual pension plan asset allocations as of January 30, 2021.

		Actual
	Target allocations	Allocations
	2020	2020	2019
Pension plan asset allocation
Global equity securities	2.0%	6.0%	4.3%
Emerging market equity securities	1.0	1.6	2.3
Investment grade debt securities	80.0	77.9	77.8
High yield debt securities	4.0	2.7	2.9
Private equity	10.0	8.1	8.1
Hedge funds	—	2.2	2.8
Real estate	3.0	1.5	1.8

Total	100.0%	100.0%	100.0%

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

The target allocations shown for 2020 were established in 2020 in conjunction with the continuation of the Company’s transition to a LDI strategy, which began in 2017. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability. This LDI strategy will be phased in over time as the Company is able to transition out of illiquid investments. During this transition, the Company’s target allocation will change by increasing the Company’s fixed income instruments. Cash flow from employer contributions and redemption of plan assets to fund participant benefit payments can be used to fund underweight asset classes and divest overweight asset classes, as appropriate.  The Company expects that cash flow will be sufficient to meet most rebalancing needs.

The Company did not make any contributions to its company-sponsored pension plans in 2020 and the Company is not required to make any contributions to these plans in 2021. If the Company does make any contributions in 2021, the Company expects these contributions will decrease its required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions. The Company expects 2021 net periodic benefit costs for company-sponsored pension plans to be approximately ($45).

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 5.50% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.50% ultimate health care cost trend rate in 2037, to determine its expense.

The following tables, set forth by level within the fair value hierarchy, present the Qualified Plans’ assets at fair value as of January 30, 2021 and February 1, 2020:

Assets at Fair Value as of January 30, 2021

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$120	$—	$—	$—	$120
Corporate Stocks	89	—	—	—	89
Corporate Bonds	—	1,240	—	—	1,240
U.S. Government Securities	—	225	—	—	225
Mutual Funds	329	—	—	—	329
Collective Trusts	—	—	—	1,014	1,014
Hedge Funds	—	—	35	46	81
Private Equity	—	—	—	289	289
Real Estate	—	—	39	16	55
Other	—	127	—	—	127
Total	$538	$1,592	$74	$1,365	$3,569

Assets at Fair Value as of February 1, 2020

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$186	$—	$—	$—	$186
Corporate Stocks	78	—	—	—	78
Corporate Bonds	—	1,157	—	—	1,157
U.S. Government Securities	—	194	—	—	194
Mutual Funds	305	—	—	—	305
Collective Trusts	—	—	—	945	945
Hedge Funds	—	—	43	51	94
Private Equity	—	—	—	275	275
Real Estate	—	—	43	17	60
Other	—	128	—	—	128
Total	$569	$1,479	$86	$1,288	$3,422

Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented for these investments in the preceding tables are intended to permit reconciliation of the fair value hierarchies to the total fair value of plan assets.

For measurements using significant unobservable inputs (Level 3) during 2020 and 2019, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, February 2, 2019	$49	$67
Contributions into Fund	2	3
Realized gains	(2)	23
Unrealized losses	—	(17)
Distributions	(11)	(33)
Other	5	—

Ending balance, February 1, 2020	43	43
Contributions into Fund	2	1
Realized gains	—	4
Unrealized gains	—	(6)
Distributions	(10)	(3)

Ending balance, January 30, 2021	$35	$39

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

The Company contributed and expensed $294, $264 and $263 to employee 401(k) retirement savings accounts in 2020, 2019 and 2018, respectively. The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

In 2019, the Company approved and implemented a plan to reorganize certain portions of its division management structure.  This reorganization increased operational effectiveness and reduced overhead costs while maintaining a high quality customer experience.  The Company recorded a charge for severance and related benefits of $80, $61 net of tax, in 2019, which is included in the OG&A caption within the Consolidated Statements of Operations. Of the total charge, $42 was unpaid as of February 1, 2020 and was included in Other Current Liabilities within the Consolidated Balance Sheet and the remaining balance was paid in 2020.

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP. The Company made cash contributions to these plans of $619 in 2020, $461 in 2019 and $358 in 2018. The increase in 2020, compared to 2019 and 2018, is primarily due to incremental contributions of $236, $180 net of tax, to multi-employer pension plans, helping stabilize future associate benefits.

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

The Company is currently designated as the named fiduciary of the United Food and Commercial Workers (“UFCW”) Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and has sole investment authority over these assets. Due to opportunities arising, the Company has restructured certain multi-employer pension plans. The significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

●	In 2020, certain of the Company’s associates ratified an agreement with certain UFCW local unions to withdraw from the UFCW International Union-Industry Pension Fund (“National Fund”). Due to the ratification of the agreement, the Company incurred a withdrawal liability charge of $962, on a pre-tax basis, to fulfill obligations for past service for associates and retirees in the National Fund. The Company also incurred an additional $27 commitment to a transition reserve in the new variable annuity pension plan. On an after-tax basis, the withdrawal liability and commitment to the transition reserve totaled $754. The current portion of the commitment of $523 is included in “Other current liabilities” and the long-term portion of the commitment of $466 is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. These commitments will be satisfied by payments to the National Fund over the next three years. The long-term portion is included in “Other” within “Changes in operating assets and liabilities net of effects from mergers and disposals of businesses” in the Company’s Consolidated Statements of Cash Flows.

●	In 2019, the Company incurred a $135 charge, $104 net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension plan funds.

●	In 2018, the Company incurred a $155 charge, $121 net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension plan fund.

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

The Company’s participation in multi-employer plans is outlined in the following tables. The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number. The most recent Pension Protection Act Zone Status available in 2020 and 2019 is for the plan’s year-end at December 31, 2019 and December 31, 2018, respectively. Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2019 and December 31, 2018. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2020, 2019 and 2018.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2020	2019	Implemented	2020	2019	2018	Imposed (5)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1)(2)	95-1939092 - 001	Yellow	Yellow	Implemented	$86	$75	$71	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	19	19	19	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1)(3)	91-6069306 – 001	Yellow	Yellow	Implemented	29	25	23	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	28	23	20	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Green	No	9	9	9	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	8	10	11	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Yellow	Yellow	Implemented	11	10	10	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1)(4)	51-6055922 - 001	Green	Green	No	29	32	32	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	35	34	34	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	12	—	18	No
UFCW Consolidated Pension Plan(1)	58-6101602 – 001	Green	Green	No	321	174	55	No
IBT Consolidated Pension Plan(1)(6)	82-2153627 - 001	N/A	N/A	No	18	33	37	No
Other					14	17	19
Total Contributions					$619	$461	$358
(1)	The Company's multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2020 and March 31, 2019.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2019 and September 30, 2018.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2019 and June 30, 2018.
(5)	Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of January 30, 2021, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(6)	The plan was formed after 2006, and therefore is not subject to zone status certifications.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates.

	Expiration Date
	of Collective		Most Significant Collective
	Bargaining		Bargaining Agreements(1)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2021 to March 2022	2	March 2021 to March 2022
UFCW Consolidated Pension Plan	April 2020 (2) to July 2024	4	April 2020 (2) to August 2022
Desert States Employers & UFCW Unions Pension Plan	February 2022 to October 2023	1	October 2023
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	September 2021 to June 2023	4	May 2022 to August 2022
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2022	1	January 2022
Oregon Retail Employees Pension Plan (2)	August 2021 to March 2023	3	August 2021 to July 2022
Bakery and Confectionary Union & Industry International Pension Fund	December 2020 (2) to July 2022	3	May 2021 to October 2021
Retail Food Employers & UFCW Local 711 Pension	March 2022 to January 2024	1	March 2022
United Food & Commercial Workers Intl Union — Industry Pension Fund	February 2020 (2) to February 2024	2	July 2023 to August 2023
Western Conference of Teamsters Pension Plan	April 2021 to September 2025	4	July 2021 to September 2025
International Brotherhood of Teamsters Consolidated Pension Fund	September 2022 to September 2024	3	September 2022 to September 2024
(1)	This column represents the number of significant collective bargaining agreements and their expiration date for each of the Company’s pension funds listed above. For the purposes of this table, the “significant collective bargaining agreements” are the largest based on covered employees that, when aggregated, cover the majority of the employees for which we make multi-employer contributions for the referenced pension fund.
(2)	Certain collective bargaining agreements for each of these pension funds are operating under an extension.

The Company held escrow deposits as of January 30, 2021, amounting to $271 due to certain restructuring agreements. These payments are included in “Prepaid and other current assets” in the Company’s Consolidated Balance Sheets.

Based on the most recent information available to it, the Company believes the present value of actuarial accrued liabilities in most of these multi-employer plans substantially exceeds the value of the assets held in trust to pay benefits.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a substantial withdrawal liability.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and it can be reasonably estimated.

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,262 in 2020, $1,252 in 2019 and $1,282 in 2018.

17.	DISPOSAL OF BUSINESS

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” Under the new standard, implementation costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs. The new standard also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense. The Company adopted this guidance on a prospective basis in the first quarter of 2020. Capitalized implementation costs of $81, net of accumulated amortization of $2, are included in “Other assets” in the Company’s Consolidated Balance Sheets as of January 30, 2021. The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

19.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

20. QUARTERLY DATA (UNAUDITED)

The two tables that follow reflect the unaudited results of operations for 2020 and 2019.

	Quarter
	First	Second	Third	Fourth	Total Year
2020	(16 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(52 Weeks)
Sales	$41,549	$30,489	$29,723	$30,737	$132,498

Operating Expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	31,454	23,551	22,901	23,691	101,597
Operating, general and administrative	7,671	5,297	5,194	6,338	24,500
Rent	273	204	205	192	874
Depreciation and amortization	825	617	631	674	2,747

Operating profit (loss)	1,326	820	792	(158)	2,780

Other income (expense)
Interest expense	(174)	(135)	(129)	(106)	(544)
Non-service component of company sponsored pension plan costs	11	8	9	1	29
Gain on investments	422	368	162	153	1,105

Net earnings (loss) before income tax expense	1,585	1,061	834	(110)	3,370

Income tax expense (benefit)	373	241	202	(34)	782

Net earnings (loss) including noncontrolling interests	1,212	820	632	(76)	2,588
Net income attributable to noncontrolling interests	—	1	1	1	3

Net earnings (loss) attributable to The Kroger Co.	$1,212	$819	$631	$(77)	$2,585

Net earnings (loss) attributable to The Kroger Co. per basic common share	$1.53	$1.04	$0.81	$(0.10)	$3.31

Average number of shares used in basic calculation	780	777	772	761	773

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$1.52	$1.03	$0.80	$(0.10)	$3.27

Average number of shares used in diluted calculation	788	786	780	761	781

Dividends declared per common share	$0.16	$0.18	$0.18	$0.18	$0.70

Annual amounts may not sum due to rounding.

Net earnings for the first quarter of 2020 include charges to OG&A of $60, $44 net of tax, for the revaluation of Home Chef contingent consideration and $38, $28 net of tax, for transformation costs and gains in other income (expense) of $422, $312 net of tax, for the gain on investments.

Net earnings for the second quarter of 2020 include charges to OG&A of $25, $19 net of tax, for the revaluation of Home Chef contingent consideration and $29, $21 net of tax, for transformation costs and a gain in other income (expense) of $368, $278 net of tax, for the gain on investments.

Net earnings for the third quarter of 2020 include charges to OG&A of $24, $17 net of tax, for the revaluation of Home Chef contingent consideration and $33, $24 net of tax, for transformation costs and a gain in other income (expense) of $162, $115 net of tax, for the gain on investments.

Net earnings for the fourth quarter of 2020 include charges to OG&A of $989, $754 net of tax, for commitments to certain multi-employer pension funds, $80, $61 net of tax, for the revaluation of Home Chef contingent consideration and $11, $8 net of tax, for transformation costs and a gain in other income (expense) of $153, $116 net of tax, for the gain on investments.

	Quarter
	First	Second	Third	Fourth	Total Year
2019	(16 Weeks)	(12 Weeks)	(12 Weeks)	(12 Weeks)	(52 Weeks)
Sales	$37,251	$28,168	$27,974	$28,893	$122,286

Operating Expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	28,983	22,007	21,798	22,507	95,294
Operating, general and administrative	6,314	4,811	5,097	4,985	21,208
Rent	274	200	201	209	884
Depreciation and amortization	779	591	624	655	2,649

Operating profit	901	559	254	537	2,251

Other income (expense)
Interest expense	(197)	(130)	(137)	(140)	(603)
Non-service component of company sponsored pension plan costs	3	(4)	(1)	2	—
Gain (loss) on investments	106	(45)	106	(9)	157
Gain on sale of business	176	—	—	—	176

Net earnings before income tax expense	989	380	222	390	1,981

Income tax expense	226	93	79	71	469

Net earnings including noncontrolling interests	763	287	143	319	1,512
Net loss attributable to noncontrolling interests	(9)	(10)	(120)	(8)	(147)

Net earnings attributable to The Kroger Co.	$772	$297	$263	$327	$1,659

Net earnings attributable to The Kroger Co. per basic common share	$0.96	$0.37	$0.32	$0.40	$2.05

Average number of shares used in basic calculation	798	800	802	797	799

Net earnings attributable to The Kroger Co. per diluted common share	$0.95	$0.37	$0.32	$0.40	$2.04

Average number of shares used in diluted calculation	805	805	807	804	805

Dividends declared per common share	$0.14	$0.16	$0.16	$0.16	$0.62

Annual amounts may not sum due to rounding.

Net earnings for the first quarter of 2019 include charges to OG&A expenses of $59, $44 net of tax, for obligations related to withdrawal liabilities for certain local unions of the Central States multi-employer pension fund and a reduction to OG&A of $24, $18 net of tax, for the revaluation of Home Chef contingent consideration and gains in other income of $106, $80 net of tax, related to the sale of Turkey Hill Dairy, $70, $52 net of tax, related to the sale of You Technology and $106, $80 net of tax, for the mark to market gain on Ocado.

Net earnings for the second quarter of 2019 include charges to OG&A of $27, $22 net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund and $2, $2 net of tax, for the revaluation of Home Chef contingent consideration, and a charge in other income (expense) of $45, $36 net of tax, for the mark to market loss on Ocado securities.

Net earnings for the third quarter of 2019 include a charge to OG&A of $45, $35 net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund, $80, $61 net of tax, for a severance charge and related benefits, $238 including $131 attributable to the Kroger Co., $100 net of tax, for impairment of Lucky’s Market and $4, $3 net of tax, for the revaluation of Home Chef contingent consideration and gain in other income of $106, $81 net of tax, for the mark to market gain on Ocado securities.

Net earnings for the fourth quarter of 2019 include charges to OG&A of $4, $3 net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds, $174, $125 net of tax, for deconsolidation and impairment of Lucky’s Market, $52, $37 net of tax, for transformation costs, primarily including 35 planned store closures and a reduction to OG&A of $51, $36 net of tax, for the revaluation of Home Chef contingent consideration and a loss in other income (expense) of $9, $6 net of tax, for the mark to market loss on Ocado securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of January 30, 2021, our Chief Executive Officer and Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 30, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended January 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our board of directors has adopted The Kroger Co. Policy on Business Ethics, applicable to all officers, employees and directors, including Kroger’s principal executive, financial and accounting officers. The Policy on Business Ethics is available on our website at ir.kroger.com under Investors – Governance – Policy on Business Ethics. A copy of the Code of Ethics is available in print free of charge to any shareholder who requests a copy. Shareholders may make a written request to Kroger’s Secretary at our executive offices at 1014 Vine Street, Cincinnati, Ohio 45202. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Policy on Business Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

The information required by this Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The information required by this Item not otherwise set forth in Part I above or in this Item 10 of Part III is set forth under the headings Election of Directors, Information Concerning the Board of Directors- Committees of the Board, Information Concerning the Board of Directors- Audit Committee and Delinquent 16(a) Reports in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year 2020 (the “2021 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2021 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(1)	reflected in column (a))

Equity compensation plans approved by security holders	30,516,238	$26.65	33,857,862
Equity compensation plans not approved by security holders	—	$—	—
Total	30,516,238	$26.65	33,857,862
(1)The total number of securities reported includes the maximum number of common shares, 3,693,198, that may be issued under performance units granted under our long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis section of the definitive 2021 proxy statement and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account. Based on historical data, or in the case of the awards made in 2018 through 2020 and earned in 2020 the actual payout percentage, our best estimate of the number of common shares that will be issued under the performance unit grants is approximately 5,052,484.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2021 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2021 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Appointment of Kroger’s Independent Auditor in the 2021 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020
Consolidated Statements of Operations for the years ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Comprehensive Income for the years ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Cash Flows for the years ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statement of Changes in Shareholders’ Equity for the years ended January 30, 2021, February 1, 2020 and February 2, 2019
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

4.2	Description of Securities. Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020..

10.1*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

10.2*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.3*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

10.11*

Form of Restricted Stock Grant Agreement under Long-Term Incentive Cash Bonus Plans. Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

10.12*

Form of Restricted Stock Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.13*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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

10.16*†	Form of Restricted Stock Grant Agreement under Long-Term Incentive and Cash Bonus Plans.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: March 30, 2021	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 30th March 2021.

	/s/ Gary Millerchip	Senior Vice President and Chief Financial Officer
	Gary Millerchip	(principal financial officer)

	/s/ Todd A. Foley	Vice President & Corporate Controller
	Todd A Foley	(principal accounting officer)

	*	Director
Nora A. Aufreiter
	*	Director
Kevin M. Brown
	*	Director
Anne Gates
	*	Director
Karen M. Hoguet
	*	Director
Susan J. Kropf
	*	Chairman of the Board and Chief Executive Officer
W. Rodney McMullen
	*	Director
Clyde R. Moore
	*	Director
Ronald L. Sargent
	*	Director
J. Amanda Sourry Knox
	*	Director
Mark S. Sutton
	*	Director
Ashok Vemuri

* By:	/s/ Christine S. Wheatley
Christine S. Wheatley
Attorney-in-fact