Form 10-Q
period 2021-05-22
KROGER CO
filed 2021-06-25
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 22, 2021

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

There were 747,238,079 shares of Common Stock ($1 par value) outstanding as of June 22, 2021.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 22,	May 23,
(In millions, except per share amounts)	2021	2020
Sales	$41,298	$41,549

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	31,947	31,454
Operating, general and administrative	7,424	7,671
Rent	261	273
Depreciation and amortization	861	825

Operating profit	805	1,326

Other income (expense)
Interest expense	(165)	(174)
Non-service component of company-sponsored pension plan costs	18	11
(Loss) gain on investments	(479)	422

Net earnings before income tax expense	179	1,585

Income tax expense	36	373

Net earnings including noncontrolling interests	143	1,212
Net income attributable to noncontrolling interests	3	—

Net earnings attributable to The Kroger Co.	$140	$1,212

Net earnings attributable to The Kroger Co. per basic common share	$0.18	$1.53

Average number of common shares used in basic calculation	752	780

Net earnings attributable to The Kroger Co. per diluted common share	$0.18	$1.52

Average number of common shares used in diluted calculation	760	788

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 22,	May 23,
(In millions)	2021	2020
Net earnings including noncontrolling interests	$143	$1,212

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	1	3
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	—	(22)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	2	1

Total other comprehensive income (loss)	3	(18)

Comprehensive income	146	1,194
Comprehensive income attributable to noncontrolling interests	3	—
Comprehensive income attributable to The Kroger Co.	$143	$1,194
(1)	Amount is net of tax of $1 for the first quarter of 2021 and $2 for the first quarter of 2020.
(2)	Amount is net of tax of ($11) for the first quarter of 2020.
(3)	Amount is net of tax of $1 for the first quarters of 2021 and 2020.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 22,	January 30,
(In millions, except par amounts)	2021	2021
ASSETS
Current assets
Cash and temporary cash investments	$2,309	$1,687
Store deposits in-transit	1,011	1,096
Receivables	1,936	1,781
FIFO inventory	8,177	8,436
LIFO reserve	(1,410)	(1,373)
Prepaid and other current assets	522	876
Total current assets	12,545	12,503

Property, plant and equipment, net	23,057	22,386
Operating lease assets	6,663	6,796
Intangibles, net	978	997
Goodwill	3,076	3,076
Other assets	2,492	2,904

Total Assets	$48,811	$48,662

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,150	$911
Current portion of operating lease liabilities	644	667
Trade accounts payable	7,015	6,679
Accrued salaries and wages	1,165	1,413
Other current liabilities	5,236	5,696
Total current liabilities	15,210	15,366

Long-term debt including obligations under finance leases	12,974	12,502
Noncurrent operating lease liabilities	6,385	6,507
Deferred income taxes	1,541	1,542
Pension and postretirement benefit obligations	507	535
Other long-term liabilities	2,965	2,660

Total Liabilities	39,582	39,112

Commitments and contingencies see Note 7

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2021 and 2020	1,918	1,918
Additional paid-in capital	3,505	3,461
Accumulated other comprehensive loss	(627)	(630)
Accumulated earnings	23,021	23,018
Common shares in treasury, at cost, 1,169 shares in 2021 and 1,160 shares in 2020	(18,568)	(18,191)

Total Shareholders’ Equity - The Kroger Co.	9,249	9,576
Noncontrolling interests	(20)	(26)

Total Equity	9,229	9,550

Total Liabilities and Equity	$48,811	$48,662

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	May 22,	May 23,
(In millions)	2021	2020
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$143	$1,212
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	861	825
Operating lease asset amortization	191	193
LIFO charge	37	31
Stock-based employee compensation	56	63
Company-sponsored pension plans	(14)	(5)
Deferred income taxes	(2)	76
Loss (gain) on the sale of assets	9	(12)
Loss (gain) on investments	479	(422)
Other	100	108
Changes in operating assets and liabilities:
Store deposits in-transit	84	37
Receivables	14	90
Inventories	205	756
Prepaid and other current assets	369	63
Trade accounts payable	341	783
Accrued expenses	(548)	167
Income taxes receivable and payable	(175)	276
Operating lease liabilities	(214)	(141)
Other	320	145

Net cash provided by operating activities	2,256	4,245

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(820)	(698)
Proceeds from sale of assets	7	35
Other	(40)	(26)

Net cash used by investing activities	(853)	(689)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	504
Payments on long-term debt including obligations under finance leases	(328)	(14)
Net payments on commercial paper	—	(1,150)
Dividends paid	(138)	(128)
Proceeds from issuance of capital stock	31	57
Treasury stock purchases	(402)	(422)
Proceeds from financing arrangement	166	—
Other	(110)	(76)

Net cash used by financing activities	(781)	(1,229)

Net increase in cash and temporary cash investments	622	2,327

Cash and temporary cash investments:
Beginning of year	1,687	399
End of period	$2,309	$2,726

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(820)	$(698)
Payments for lease buyouts	—	5
Changes in construction-in-progress payables	154	(62)
Total capital investments, excluding lease buyouts	$(666)	$(755)

Disclosure of cash flow information:
Cash paid during the year for interest	$185	$188
Cash paid during the year for income taxes	$205	$18

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at February 1, 2020	1,918	$1,918	$3,337	1,130	$(16,991)	$(640)	$20,978	$(29)	$8,573
Issuance of common stock:
Stock options exercised	—	—	—	(4)	57	—	—	—	57
Restricted stock issued	—	—	(20)	—	10	—	—	—	(10)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	12	(355)	—	—	—	(355)
Stock options exchanged	—	—	—	2	(67)	—	—	—	(67)
Share-based employee compensation	—	—	63	—	—	—	—	—	63
Other comprehensive loss net of income tax of ($8)	—	—	—	—	—	(18)	—	—	(18)
Other	—	—	17	—	(17)	—	—	1	1
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(128)	—	(128)
Net earnings including noncontrolling interests	—	—	—	—	—	—	1,212	—	1,212

Balances at May 23, 2020	1,918	$1,918	$3,397	1,140	$(17,363)	$(658)	$22,062	$(28)	$9,328
Issuance of common stock:
Stock options exercised	—	—	—	(1)	30	—	—	—	30
Restricted stock issued	—	—	(109)	(3)	57	—	—	—	(52)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	6	(212)	—	—	—	(212)
Stock options exchanged	—	—	—	1	(35)	—	—	—	(35)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive income net of income tax of $2	—	—	—	—	—	7	—	—	7
Other	—	—	47	—	(47)	—	—	—	—
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(137)	—	(137)
Net earnings including noncontrolling interests	—	—	—	—	—	—	819	1	820

Balances at August 15, 2020	1,918	$1,918	$3,379	1,143	$(17,570)	$(651)	$22,744	$(27)	$9,793
Issuance of common stock:
Stock options exercised	—	—	—	(1)	11	—	—	—	11
Restricted stock issued	—	—	(2)	—	1	—	—	—	(1)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	9	(304)	—	—	—	(304)
Stock options exchanged	—	—	—	1	(16)	—	—	—	(16)
Share-based employee compensation	—	—	40	—	—	—	—	—	40
Other comprehensive income net of income tax of $3	—	—	—	—	—	30	—	—	30
Other	—	—	3	—	(3)	—	—	—	—
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(141)	—	(141)
Net earnings including noncontrolling interests	—	—	—	—	—	—	631	1	632

Balances at November 7, 2020	1,918	$1,918	$3,420	1,152	$(17,881)	$(621)	$23,234	$(26)	$10,044
Issuance of common stock:
Stock options exercised	—	—	—	(1)	29	—	—	—	29
Restricted stock issued	—	—	(3)	—	3	—	—	—	—
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	9	(325)	—	—	—	(325)
Stock options exchanged	—	—	—	—	(10)	—	—	—	(10)
Share-based employee compensation	—	—	38	—	—	—	—	—	38
Other comprehensive loss net of income tax of $4	—	—	—	—	—	(9)	—	—	(9)
Other	—	—	6	—	(7)	—	—	(1)	(2)
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(139)	—	(139)
Net earnings including noncontrolling interests	—	—	—	—	—	—	(77)	1	(76)

Balances at January 30, 2021	1,918	$1,918	$3,461	1,160	$(18,191)	$(630)	$23,018	$(26)	$9,550

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 30, 2021	1,918	$1,918	$3,461	1,160	$(18,191)	$(630)	$23,018	$(26)	$9,550
Issuance of common stock:
Stock options exercised	—	—	—	(2)	31	—	—	—	31
Restricted stock issued	—	—	(35)	(1)	17	—	—	—	(18)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	10	(338)	—	—	—	(338)
Stock options exchanged	—	—	—	2	(64)	—	—	—	(64)
Share-based employee compensation	—	—	56	—	—	—	—	—	56
Other comprehensive income net of income tax of $2	—	—	—	—	—	3	—	—	3
Other	—	—	23	—	(23)	—	1	3	4
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(138)	—	(138)
Net earnings including noncontrolling interests	—	—	—	—	—	—	140	3	143

Balances at May 22, 2021	1,918	$1,918	$3,505	1,169	$(18,568)	$(627)	$23,021	$(20)	$9,229

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries and other consolidated entities. The January 30, 2021 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

The unaudited information in the Consolidated Financial Statements for the first quarter ended May 22, 2021 and May 23, 2020, includes the results of operations of the Company for the 16-week periods then ended.

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, trade accounts payable, accrued salaries and wages and other current liabilities at approximated fair value. Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments. The equity investment in Ocado is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $1,329 and $1,808 as of May 22, 2021 and January 30, 2021, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss of $479 and gain of $422 for this level 1 investment was recorded in the first quarters of 2021 and 2020, respectively, and is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. Refer to Note 2 for the disclosure of debt instrument fair values.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	May 22,	January 30,
	2021	2021
1.70% to 8.00% Senior Notes due through 2049	$11,602	$11,899
Other	1,121	511

Total debt, excluding obligations under finance leases	12,723	12,410
Less current portion	(1,049)	(844)

Total long-term debt, excluding obligations under finance leases	$11,674	$11,566

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 22, 2021 and January 30, 2021. At May 22, 2021, the fair value of total debt was $14,375 compared to a carrying value of $12,723. At January 30, 2021, the fair value of total debt was $14,680 compared to a carrying value of $12,410.

Additionally, in the first quarter of 2021, the Company repaid $300 of senior notes bearing an interest rate of 2.60% using cash on hand.

During the first quarter of 2021, the Company acquired 28, previously leased, properties for a purchase price of $455. Separately, the Company also entered into a transaction to sell those properties to a third party for total proceeds of $621. Total cash proceeds received as a result of the transactions was $166. The sale transaction did not qualify for sale-leaseback accounting treatment. As a result, the Company recorded property, plant and equipment for the $455 price paid and recorded a $621 financing obligation. The leases have a base term of 25 years and twelve option periods of five years each. The Company has the option to purchase the individual properties for fair market value at the end of the base term or at the end of any option period. The Company is obligated to repurchase the properties at the end of the base term for $300 if the lessor exercises its put option.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first quarters of 2021 and 2020:

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 22,	May 23,	May 22,	May 23,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$3	$4	$1	$2
Interest cost	32	34	1	2
Expected return on plan assets	(53)	(52)	—	—
Amortization of:
Prior service cost	—	—	(4)	(4)
Actuarial loss (gain)	12	11	(6)	(2)

Net periodic benefit cost	$(6)	$(3)	$(8)	$(2)

The Company is not required to make any contributions to its company-sponsored pension plans in 2021, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first quarters of 2021 and 2020.

The Company contributed $95 and $96 to employee 401(k) retirement savings accounts in the first quarters of 2021 and 2020, respectively.

During the first quarter of 2021, associates within the Fred Meyer and QFC divisions ratified an agreement for the transfer of liabilities from the Sound Retirement Trust to the UFCW Consolidated Pension Plan. The Company will transfer $449, $344 net of tax, in net accrued pension liabilities and prepaid escrow funds, on a pre-tax basis, to fulfill obligations for past service for associates and retirees. The agreement will be satisfied by cash installment payments to the UFCW Consolidated Pension Plan and are expected to be paid evenly over seven years.

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

	First Quarter Ended			First Quarter Ended
	May 22, 2021			May 23, 2020
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$139	752	$0.18	$1,197	780	$1.53
Dilutive effect of stock options		8			8

Net earnings attributable to The Kroger Co. per diluted common share	$139	760	$0.18	$1,197	788	$1.52

The Company had combined undistributed and distributed earnings to participating securities totaling $1 and $15 in the first quarters of 2021 and 2020, respectively.

The Company had options outstanding for approximately 8 million and 11 million shares during the first quarters of 2021 and 2020, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”). The Partnership Framework Agreement was amended in 2020. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks.  In the first quarter of 2021, the Company opened its first two Kroger Delivery facilities in Monroe, Ohio and Groveland, Florida.  The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfil customer orders.  As a result, the Company established a finance lease when each facility began fulfilling orders to customers and used its 10 year incremental borrowing rate of 1.66% to calculate the lease liability.  The base term of each lease is 10 years with options to renew at the Company’s sole discretion.  The Company elected to combine the lease and non-lease elements in the contract.  As a result, it will account for all payments to Ocado as lease payments.  During the first quarter of 2021, the Company recorded finance lease assets of $267 and finance lease liabilities of $249 related to these two location openings.

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

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2021 and 2020:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 1, 2020	$(42)	$(598)	$(640)
OCI before reclassifications(2)	(22)	—	(22)
Amounts reclassified out of AOCI(3)	1	3	4
Net current-period OCI	(21)	3	(18)
Balance at May 23, 2020	$(63)	$(595)	$(658)

Balance at January 30, 2021	$(54)	$(576)	$(630)
Amounts reclassified out of AOCI(3)	2	1	3
Net current-period OCI	2	1	3
Balance at May 22, 2021	$(52)	$(575)	$(627)
(1)	All amounts are net of tax.
(2)	Net of tax of ($11) for cash flow hedging activities for the first quarter of 2020.
(3)	Net of tax of $1 for cash flow hedging activities and $2 for pension and postretirement defined benefit plans for the first quarter of 2020. Net of tax of $1 for cash flow hedging activities and $1 for pension and postretirement defined benefit plans for the first quarter of 2021.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2021 and 2020:

	First Quarter Ended
	May 22,	May 23,
	2021	2020
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$3	$2
Tax expense	(1)	(1)
Net of tax	2	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	2	5
Tax expense	(1)	(2)
Net of tax	1	3
Total reclassifications, net of tax	$3	$4
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

9.	INCOME TAXES

The effective income tax rate was 20.2% in the first quarter of 2021 and 23.5% in the first quarter of 2020.  The effective income tax rate for the first quarter of 2021 differed from the federal statutory rate due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate decreased in the first quarter of 2021, compared to the first quarter of 2020, due to lower pre-tax income in 2021, which increases the favorable impact of tax credits and deductions and reduces the impact of state income taxes.  The effective income tax rate for the first quarter of 2020 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include deferring the due dates of tax payments and other changes to income and non-income-based tax laws. As permitted under the CARES Act, the Company deferred the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. During 2020, the Company deferred the employer portion of social security tax of $622. Of the total, $311 is included in “Other current liabilities” and $311 is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.

10.	SUBSEQUENT EVENT

On June 16, 2021, the Company’s Board of Directors approved a $1,000 share repurchase program. The previous share repurchase program was exhausted on June 11, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted FIFO operating profit, adjusted net earnings and adjusted net earnings per diluted share because management believes these metrics are useful to investors and analysts. These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings and net earnings per diluted share or any other GAAP measure of performance. These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

We calculate FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge. Merchandise costs exclude depreciation and rent expenses. FIFO gross margin is an important measure used by management and management believes FIFO gross margin is a useful metric to investors and analysts because it measures our day-to-day merchandising and operational effectiveness.

We calculate FIFO operating profit as operating profit excluding the LIFO charge. FIFO operating profit is an important measure used by management and management believes FIFO operating profit is a useful metric to investors and analysts because it measures our day-to-day operational effectiveness.

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first quarter of 2021 include the following, which we define as the “2021 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $449 million, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund; $43 million, $33 million net of tax, for the revaluation of Home Chef contingent consideration and $44 million, $34 million net of tax, for transformation costs (the “2021 OG&A Adjusted Items”).

●	A loss in other income (expense) of $479 million, $367 million net of tax, for the unrealized loss on investments (the “2021 Other Income (Expense) Adjusted Item”).

Net earnings for the first quarter of 2020 include the following, which we define as the “2020 Adjusted Items”:

●	Charges to OG&A of $60 million, $44 million net of tax, for the revaluation of Home Chef contingent consideration and $38 million, $28 million net of tax, for transformation costs (the “2020 OG&A Adjusted Items”).

●	Gains in other income (expense) of $422 million, $312 million net of tax, for the unrealized gain on investments (the “2020 Other Income (Expense) Adjusted Item”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table and the tables in the “Two-Year Financial Results” section below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measure and related disclosure.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “estimate,” “expect,” “future,” “guidance,” “maintain,” “may,” “strategy,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the COVID-19 pandemic, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: COVID-19 pandemic related factors, risks and challenges, including among others, the length of time that the pandemic continues, new variants of the virus, the effect of the easing of restrictions, lack of access to vaccines for certain populations and the extent of vaccine aversion, the potential for future spikes in infection and illness rates and the corresponding potential for disruptions in workforce availability and customer shopping patterns, re-imposed restrictions in the event of resurgence, and interruptions in the global supply chain or capacity constraints; the pace of recovery when the pandemic subsides; labor negotiations or disputes; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs and the extent and effectiveness of any COVID-19 stimulus packages; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events, including the coronavirus; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and widening and deepening of our strategic moats of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

EXECUTIVE SUMMARY – OUR PATH TO DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Our first quarter results demonstrate that Kroger is even better positioned today to connect with our customers than we were before the pandemic because of our relentless focus on Leading with Fresh and Accelerating with Digital for our customers. This relentless focus led to top line sales and adjusted net earnings per diluted share results exceeding our internal expectations. We were disciplined in balancing investments in our associates and customers with strong cost management and achieved record growth in Alternative Profit streams. We continue to be on track to deliver over $1 billion of incremental cost savings for the fourth consecutive year and we expect Alternative Profit growth to be towards the top end of our target range of $100 million to $150 million incremental profit in 2021. Identical sales without fuel declined 4.1%, which results in two-year identical sales without fuel stacked growth of 14.9%. Digital sales grew 16% during the first quarter of 2021 and has grown triple digits since the beginning of 2019. We are building on the momentum of 2020 within our seamless ecosystem through expanded capacity, improved customer experience and continuous innovation. These results have given us the confidence to raise our guidance for identical sales without fuel and adjusted net earnings per diluted share. In addition, we announced a new $1 billion share repurchase program. This $1 billion share repurchase program reinforces the Board’s and management’s confidence in our cash flow generation and is consistent with our commitment to deliver sustainable and attractive total shareholder returns of 8% to 11%.

Our financial model is underpinned by our leading position in food. We continue to invest in areas of the business that matter most to our customers and deepen our competitive moats, to drive sales growth in our retail supermarket business, including fuel and pharmacy. This in turn generates the data and traffic that enables our fast-growing alternative profit streams. Our financial strategy is to continue to use our free cash flow to invest in the business to drive long-term sustainable net earnings growth, through the identification of high-return projects that support our strategy. Capital allocation is a core element of our value creation model, and we will allocate capital towards driving profitable sales growth, accelerating digital, expanding margin as well as maintaining the business. We will continue to be disciplined in deploying capital towards projects that exceed our hurdle rate of return and prioritize the highest return opportunities to drive 3% to 5% net earnings growth. At the same time, we are committed to maintaining our net debt to adjusted EBITDA range of 2.30 to 2.50 in order to keep our current investment grade debt rating and continue to return cash to shareholders via share repurchases and a growing dividend over time. We remain confident in our ability to generate strong free cash flow and deliver strong and sustainable total shareholder return of 8% to 11%.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	First Quarter Ended
	May 22,	Percentage	May 23,
	2021	Change	2020
Sales	$41,298	(0.6)%	$41,549
Sales without fuel	$37,308	(4.0)%	$38,857
Net earnings attributable to The Kroger Co.	$140	(88.4)%	$1,212
Adjusted net earnings attributable to The Kroger Co.	$918	(5.6)%	$972
Net earnings attributable to The Kroger Co. per diluted common share	$0.18	(88.2)%	$1.52
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.19	(2.5)%	$1.22
Operating profit	$805	(39.3)%	$1,326
Adjusted FIFO operating profit	$1,375	(5.4)%	$1,453
Dividends paid	$138	7.8%	$128
Dividends paid per common share	$0.18	12.5%	$0.16
Identical sales excluding fuel	(4.1)%	N/A	19.0%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	(0.65)	N/A	0.44
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	(1.08)	N/A	0.51
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end	$711	N/A	$(605)
Share repurchases	$402	N/A	$422

OVERVIEW

Significant fluctuations occurred in our business during 2020 due to the COVID-19 pandemic. As a result, management compares current year identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share results to the same metrics for the comparable period in 2019, in addition to comparisons made to 2020. This enables management to evaluate results of the business and our financial model over a longer period of time, and to better understand the state of the business after the height of the pandemic compared to the period of time prior to the pandemic.

Notable items for the first quarter of 2021 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.18, which results in a two-year compounded annual growth rate of (56.5%).

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $1.19, which results in a two-year compounded annual growth rate of 28.6%.

●	Achieved operating profit of $805 million, which results in a two-year compounded annual growth rate of (5.5%).

●	Achieved adjusted FIFO operating profit of $1.4 billion, which results in a two-year compounded annual growth rate of 19.9%.

●	Generated cash from operations of $2.3 billion.

●	Returned $540 million to shareholders through share repurchases and dividend payments.

Other Financial Results

●	Identical sales, excluding fuel, decreased 4.1% for the first quarter of 2021, which results in a two-year stacked growth rate of 14.9%.

●	Digital revenue grew 16% in the first quarter of 2021 and has grown triple digits since the beginning of 2019. Digital revenue primarily includes Pickup, Delivery, Ship and pharmacy e-commerce sales.

●	Achieved record Alternative Profit streams growth in the first quarter of 2021 fueled by our digital media business – Kroger Precision Marketing (“KPM”) and Kroger Personal Finance.

Significant Events

●	During the first quarter of 2021, Fred Meyer and QFC and four local unions ratified an agreement for the transfer of liabilities from the Sound Retirement Trust to the UFCW Consolidated Pension Plan. We will transfer $449 million in net accrued pension liabilities and prepaid escrow funds, on a pre-tax basis, to fulfill obligations for past service for associates and retirees. On an after-tax basis, $344 million will be needed to execute this transaction. The agreement will be satisfied by cash installment payments to the UFCW Consolidated Pension Plan and are expected to be paid evenly over seven years. The impact of this transaction on GAAP net earnings per diluted share was $0.45 during the quarter and is excluded from adjusted net earnings per diluted share results.

●	In the first quarter of 2021, we opened our first two Kroger Delivery facilities powered by Ocado in Monroe, Ohio and Groveland, Florida, a new geography.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2021 and 2020 Adjusted Items.

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	First Quarter Ended
	May 22,	May 23,	Percentage
	2021	2020	Change
Net earnings attributable to The Kroger Co.	$140	$1,212

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	344	—
Adjustment for loss (gain) on investments(1)(3)	367	(312)
Adjustment for Home Chef contingent consideration(1)(4)	33	44
Adjustment for transformation costs(1)(5)	34	28
2021 and 2020 Adjusted Items	778	(240)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$918	$972	(5.6)%

Net earnings attributable to The Kroger Co. per diluted common share	$0.18	$1.52

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(6)	0.45	—
Adjustment for loss (gain) on investments(6)	0.48	(0.40)
Adjustment for Home Chef contingent consideration(6)	0.04	0.06
Adjustment for transformation costs(6)	0.04	0.04
2021 and 2020 Adjusted Items	1.01	(0.30)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.19	$1.22	(2.5)%

Average number of common shares used in diluted calculation	760	788
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $449.
(3)	The pre-tax adjustment for loss (gain) on investments was $479 in the first quarter of 2021 and ($422) in the first quarter of 2020.
(4)	The pre-tax adjustment for Home Chef contingent consideration was $43 in the first quarter of 2021 and $60 in the first quarter of 2020.
(5)	The pre-tax adjustment for transformation costs was $44 in the first quarter of 2021 and $38 in the first quarter of 2020. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(6)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 22,	Percentage	May 23,	Percentage
	2021	Change(1)	2020	Change(2)
Total sales to retail customers without fuel (3)	$37,022	(4.2)%	$38,634	18.5%
Supermarket fuel sales	3,990	48.2%	2,692	(38.8)%
Other sales(4)	286	28.3%	223	(14.6)%

Total sales	$41,298	(0.6)%	$41,549	11.5%
(1)	This column represents the percentage change in the first quarter of 2021, compared to the first quarter of 2020.
(2)	This column represents the percentage change in the first quarter of 2020, compared to the first quarter of 2019.
(3)	Digital sales, primarily including Pickup, Delivery, Ship and pharmacy e-commerce sales, grew approximately 16% and 92% in the first quarter of 2021 and 2020, respectively. These sales are included in the “total sales to retail customers without fuel” line above.
(4)	Other sales primarily relate to external sales at food production plants, data analytic services and third party media revenue. The increase in the first quarter of 2021 compared to the first quarter of 2020 is primarily due to an increase in data analytic services and third-party media revenue.

Total sales were $41.3 billion in the first quarter of 2021, compared to $41.5 billion in the first quarter of 2020. This decrease was due to a decrease in total sales to retail customers without fuel, partially offset by an increase in supermarket fuel sales. Total sales, excluding fuel, decreased 4.0% in the first quarter of 2021, compared to the first quarter of 2020, which is consistent with the decrease in total sales to retail customers without fuel in the first quarter of 2021, compared to the first quarter of 2020. This decrease was primarily due to our identical sales decrease, excluding fuel, of 4.1%. The decrease in identical sales, excluding fuel, was caused by unprecedented demand due to the COVID-19 pandemic during the first quarter of 2020. Our two-year identical sales, excluding fuel, stacked growth was 14.9%. Total supermarket fuel sales increased 48.2% in the first quarter of 2021, compared to the first quarter of 2020, primarily due to an increase in fuel gallons sold of 13.2% and an increase in the average retail fuel price of 31.0%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the first quarter of 2021.

Identical Sales

($ in millions)

	First Quarter Ended
	May 22,	Percentage	May 23,	Percentage
	2021	Change(1)	2020	Change(2)
Excluding fuel centers	$36,608	(4.1)%	$38,186	19.0%
(1)	This column represents the percentage change in identical sales in the first quarter of 2021, compared to the first quarter of 2020.
(2)	This column represents the percentage change in identical sales in the first quarter of 2020, compared to the first quarter of 2019.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.64% for the first quarter of 2021, compared to 24.30% for the first quarter of 2020. The decrease in rate in the first quarter of 2021, compared to the first quarter of 2020, resulted primarily from increased fuel sales, which have a lower gross margin rate, a decrease in our fuel gross margin, continued investments in lower prices for our customers, a COVID-19 related inventory write down for personal protective equipment to be donated to community partners, sales deleverage due to cycling COVID-19 trends which decreases our gross margin, as a percentage of sales, and increased shrink, as a percentage of sales, partially offset by growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold.

Our LIFO charge was $37 million for the first quarter of 2021 compared to $31 million for the first quarter of 2020. Our LIFO charge reflects our expected annualized product cost inflation for 2021, primarily driven by grocery, meat and pharmacy.

Our FIFO gross margin rate, which excludes the first quarter LIFO charge, was 22.73% for the first quarter of 2021, compared to 24.37% for the first quarter of 2020. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 65 basis points in the first quarter of 2021, compared to the first quarter of 2020. This decrease resulted primarily from continued investments in lower prices for our customers, a COVID-19 related inventory write down for personal protective equipment to be donated to community partners, sales deleverage due to cycling COVID-19 trends which decreases our FIFO gross margin, as a percentage of sales, and increased shrink, as a percentage of sales, partially offset by growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold.

In the first quarter of 2021, compared to the first quarter of 2020, our continued investments in lower prices for our customers were fully offset by growth in our alternative profit stream portfolio and effective negotiations to achieve savings on the cost of products sold.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.98% for the first quarter of 2021, compared to 18.46% for the first quarter of 2020. The decrease in the first quarter of 2021, compared to the first quarter of 2020 resulted primarily from decreased COVID-19 related costs, lower contributions to multi-employer pension plans, decreased incentive plan costs, the 2020 OG&A Adjusted Items, the effect of increased fuel sales, which decreases our OG&A rate, as a percentage of sales and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by the 2021 OG&A Adjusted Items and the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which increases our OG&A rate, as a percentage of sales.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2021 OG&A Adjusted Items and the 2020 OG&A Adjusted Items, our OG&A rate decreased 108 basis points in the first quarter of 2021, compared to the first quarter of 2020. This decrease resulted primarily from decreased COVID-19 related costs, lower contributions to multi-employer pension plans, decreased incentive plan costs and broad based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by the effect of sales deleverage due to cycling COVID-19 trends which increases our OG&A rate, as a percentage of sales.

Rent Expense

Rent expense remained consistent, as a percentage of sales, in the first quarter of 2021, compared to the first quarter of 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the first quarter of 2021, compared to the first quarter of 2020. This increase resulted primarily from the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which increases our depreciation and amortization expense, as a percentage of sales, partially offset by increased fuel sales, which decreases our depreciation expense, as a percentage of sales.

Operating Profit and FIFO Operating Profit

Operating profit was $805 million, or 1.95% of sales, for the first quarter of 2021, compared to $1.3 billion, or 3.19% of sales, for the first quarter of 2020. Operating profit, as a percentage of sales, decreased 124 basis points in the first quarter of 2021, compared to the first quarter of 2020, due to reduced sales to retail customers without fuel, a lower gross margin rate, increased depreciation and amortization expense, as a percentage of sales, and decreased fuel earnings, partially offset by decreased OG&A expense, as a percentage of sales.

FIFO operating profit was $842 million, or 2.04% of sales, for the first quarter of 2021, compared to $1.4 billion, or 3.27% of sales, for the first quarter of 2020. FIFO operating profit, excluding the 2021 and 2020 Adjusted Items, decreased 17 basis points in the first quarter of 2021, compared to the first quarter of 2020, due to reduced sales to retail customers without fuel, a lower gross margin rate, increased depreciation and amortization expense, as a percentage of sales, and decreased fuel earnings, partially offset by decreased OG&A expense, as a percentage of sales. FIFO operating profit, excluding fuel and the 2021 and 2020 Adjusted Items, increased in the first quarter of 2021, compared to the first quarter of 2020.

Specific factors contributing to the operating trends for operating profit and FIFO operating profit above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2021 and 2020 Adjusted Items.

Operating Profit excluding the Adjusted Items

($ in millions)

	First Quarter Ended
	May 22,	May 23,
	2021	2020
Operating profit	$805	$1,326
LIFO charge	37	31

FIFO Operating profit	842	1,357

Adjustment for pension plan withdrawal liabilities	449	—
Adjustment for Home Chef contingent consideration	43	60
Adjustment for transformation costs(1)	44	38
Other	(3)	(2)

2021 and 2020 Adjusted items	533	96

Adjusted FIFO operating profit excluding the adjusted items above	$1,375	$1,453
(1)	Transformation costs primarily include costs related to store and business closure costs and third-party professional consulting fees associated with business transformation and cost saving initiatives.

Income Taxes

The effective income tax rate was 20.2% in the first quarter of 2021 and 23.5% in the first quarter of 2020. The effective income tax rate for the first quarter of 2021 differed from the federal statutory rate due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate decreased in the first quarter of 2021, compared to the first quarter of 2020, due to lower pre-tax income in 2021, which increases the favorable impact of tax credits and deductions and reduces the impact of state income taxes. The effective income tax rate for the first quarter of 2020 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings were $0.18 per diluted share for the first quarter of 2021 compared to net earnings of $1.52 per diluted share for the first quarter of 2020.  Adjusted net earnings of $1.19 per diluted share for the first quarter of 2021 represented a decrease of 2.5% compared to adjusted net earnings of $1.22 per diluted share for the first quarter of 2020. The decrease in adjusted net earnings per diluted share resulted primarily from decreased FIFO operating profit without fuel and decreased fuel earnings, partially offset by lower weighted average common shares outstanding due to common share repurchases and lower income tax expense. Adjusted net earnings, excluding fuel, increased in the first quarter of 2021, compared to the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $2.3 billion of cash from operations in the first quarter of 2021 compared to $4.2 billion in the first quarter of 2020. Net earnings including noncontrolling interests, adjusted for non-cash items and other impacts, generated approximately $1.9 billion of operating cash flow in the first quarter of 2021 compared to $2.1 billion in the first quarter of 2020. Cash provided by operating activities for changes in operating assets and liabilities, including working capital, was $396 million in the first quarter of 2021 compared to $2.2 billion in the first quarter of 2020. The decrease in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	An increase in FIFO inventory at the end of the first quarter of 2021, compared to the first quarter of 2020, due to the accelerated timing of inventory sell-through in the prior year resulting from elevated demand for our products during the pandemic;

●	Cash flows for trade accounts payable were more favorable in the first quarter of 2020, compared to the first quarter of 2021, due to increased trade accounts payable at the end of the first quarter of 2020, primarily related to inventory purchases to meet elevated demand during the pandemic;

●	A decrease in accrued expenses at the end of the first quarter of 2021, compared to fiscal year end 2020, primarily due to the following:

o	An increase in our incentive plan payout in the first quarter of 2021, compared to the first quarter of 2020; and

o	A decrease in the current portion of our commitments due to the National Fund as a result of a contractual payment; and

●	Cash flows from income taxes were favorable in the first quarter of 2020 compared to the first quarter of 2021, primarily due to the deferral of our first quarter 2020 federal estimated tax payment under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was enacted in the first quarter of 2020;

●	Partially offset by a decrease in prepaid and other current assets due to the transfer of prepaid escrow funds to fulfil obligations related to the restructuring of multi-employer pension plans.

Cash paid for taxes increased in the first quarter of 2021, compared to the first quarter of 2020, primarily due to reduced payments during the first quarter of 2020 resulting from the CARES Act.

Net cash used by investing activities

Investing activities used cash of $853 million in the first quarter of 2021 compared to $689 million in the first quarter of 2020. The amount of cash used by investing activities increased in the first quarter of 2021, compared to the first quarter of 2020, primarily due to payments for property and equipment being lower in the first quarter of 2020 due to disruptions from the pandemic in the prior year.

Net cash used by financing activities

We used $781 million of cash for financing activities in the first quarter of 2021 compared to $1.2 billion in the first quarter of 2020. The amount of cash used for financing activities decreased in the first quarter of 2021 compared to the first quarter of 2020, primarily due to the following:

●	Decreased net payments on commercial paper; and

●	Increased proceeds from financing arrangement;

●	Partially offset by decreased proceeds from issuance of long-term debt; and

●	Increased payments on long-term debt including obligations under finance leases.

Debt Management

As of May 22, 2021, we maintained a $2.75 billion (with the ability to increase by $1 billion), unsecured revolving credit facility that, unless extended, terminates on August 29, 2022. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of May 22, 2021, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of May 22, 2021.

Our bank credit facility and the indentures underlying our publicly issued debt contain various financial covenants. As of May 22, 2021, we were in compliance with the financial covenants. Furthermore, management believes it is not reasonably likely that we will fail to comply with these financial covenants in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, increased $711 million as of May 22, 2021 compared to our fiscal year end 2020 debt of $13.4 billion. This increase resulted primarily from the completion of a property transaction. We purchased and then immediately sold a portfolio of 28 of our existing stores, allowing us to secure long-term access to these locations at favorable lease rates. The structure used to complete this transaction requires our liability to be shown as debt. Additionally, there was a net increase in obligations under finance leases of $397 million, which was partially offset by the payment of $300 million of senior notes bearing an interest rate of 2.60%.

Common Share Repurchase Program

During the first quarter of 2021, we invested $402 million to repurchase 11.4 million Kroger common shares at an average price of $35.19 per share. The shares repurchased in the first quarter of 2021 were reacquired under the following share repurchase programs:

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

As of May 22, 2021, there was $61 million remaining under the September 2020 Repurchase Program. The September 2020 Repurchase Program was exhausted on June 11, 2021. On June 16, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “June 2021 Repurchase Program”).

Liquidity Needs

Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our liquidity needs include anticipated requirements for working capital, capital investments, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the first quarter of 2021. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We have approximately $1.0 billion of senior notes maturing in the next twelve months, $311 million of the employer portion of social security tax payments we have deferred under the CARES Act that is required to be paid by December 31, 2021 (as further discussed below) and expect to pay approximately $307 million in the first half of 2021 to satisfy a portion of the National Fund commitment. We expect to satisfy these obligations using cash generated from operations, temporary cash investments on hand, or through the issuance of additional senior notes or commercial paper. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

We held cash and temporary cash investments of $2.3 billion as of the end of the first quarter of 2021, which reflects an increase compared to our fiscal year end 2020 balance of $1.7 billion, due to our strong operating performance in the first quarter of 2021. We remain committed to our dividend and share repurchase program and we will evaluate the optimal use of any excess free cash flow, consistent with our previously stated capital allocation strategy.

The CARES Act, which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include deferring the due dates of tax payments and other changes to income and non-income-based tax laws. As permitted under the CARES Act, as mentioned above, we deferred the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. During 2020, we deferred the employer portion of social security tax of $622 million. Of the total, $311 million is included in “Other current liabilities” and $311 million is included in “Other long-term liabilities” in our Consolidated Balance Sheets.

For additional information about our debt activity in the first quarter of 2021, see Note 2 to the Consolidated Financial Statements.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $666 million for the first quarter of 2021 compared to $755 million for the first quarter of 2020. During the rolling four quarter period ended with the first quarter of 2021, we opened, expanded, relocated or acquired 16 supermarkets and also completed 74 major within-the-wall remodels. Total supermarket square footage at the end of the first quarter of 2021 remained consistent with the end of the first quarter of 2020. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2021 increased 0.4% over the end of the first quarter of 2020.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

NEW ACCOUNTING STANDARDS

Refer to Note 6 to the Consolidated Financial Statements for recently issued accounting standards not yet adopted as of May 22, 2021.

TWO-YEAR FINANCIAL RESULTS

Significant fluctuations occurred in our business during 2020 due to the COVID-19 pandemic. As a result, management compares current year identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share results to the same metrics for the comparable period in 2019, in addition to comparisons made to 2020. This enables management to evaluate results of the business and our financial model over a longer period of time, and to better understand the state of the business after the height of the pandemic compared to the period of time prior to the pandemic. The purpose of the following tables is to better illustrate comparable two-year growth from our ongoing business for the first quarter of 2021 for identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share compared to the first quarter of 2019. Two-year financial results for these measures are useful metrics to investors and analysts because they present more accurate comparisons of results and trends over a longer period of time to demonstrate the effect of COVID-19 on our results. The tables provide the two-year stacked results or compounded annual growth rate for each measure presented and how it was calculated. Items identified in these tables should not be considered alternatives to any other measure of performance. These items should not be reviewed in isolation or considered substitutes for the Company's financial results including those measures reported in accordance with GAAP. Due to the nature of these items, as further described below, it is important to identify these items and to review them in conjunction with the Company's financial results reported in accordance with GAAP.

Identical Sales Two-Year Stacked

($ in millions)

	First Quarter Ended		First Quarter Ended
	May 22,	May 23,	May 23,	May 25,
	2021	2020	2020	2019
Excluding fuel centers	$36,608	$38,186	$38,137	$32,046
Individual year identical sales result	(4.1)%		19.0%
Two-year stacked identical sales result	14.9%

Operating Profit Excluding the Adjusted Items Two-Year CAGR

($ in millions)

	First Quarter Ended
	May 22,	May 25,
	2021	2019
Operating profit	$805	$901
LIFO charge	37	15

FIFO Operating profit	842	916

Adjustment for pension plan withdrawal liabilities	449	59
Adjustment for Home Chef contingent consideration	43	(24)
Adjustment for transformation costs(1)	44	—
Other	(3)	6

2021 and 2019 Adjusted items	533	41

Adjusted FIFO operating profit excluding the adjusted items above	$1,375	$957

Two-year operating profit CAGR(2)	(5.5)%

Two-year adjusted FIFO operating profit excluding the adjusted items above CAGR(2)	19.9%
(1)	Transformation costs primarily include costs related to store and business closure costs and third-party professional consulting fees associated with business transformation and cost saving initiatives.
(2)	CAGR represents the compounded annual growth rate.

Net Earnings per Diluted Share Excluding the Adjusted Items Two-Year CAGR

($ in millions, except per share amounts)

	First Quarter Ended
	May 22,	May 25,
	2021	2019
Net earnings attributable to The Kroger Co.	$140	$772

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	344	44
Adjustment for gain on sale of Turkey Hill Dairy(1)(3)	—	(80)
Adjustment for gain on sale of You Technology(1)(4)	—	(52)
Adjustment for loss (gain) on investments(1)(5)	367	(80)
Adjustment for Home Chef contingent consideration(1)(6)	33	(18)
Adjustment for transformation costs(1)(7)	34	—
2021 and 2019 Adjusted Items	778	(186)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$918	$586

Net earnings attributable to The Kroger Co. per diluted common share	$0.18	$0.95

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(8)	0.45	0.05
Adjustment for gain on sale of Turkey Hill Dairy(8)	—	(0.10)
Adjustment for gain on sale of You Technology(8)	—	(0.06)
Adjustment for loss (gain) on investments(8)	0.48	(0.10)
Adjustment for Home Chef contingent consideration(8)	0.04	(0.02)
Adjustment for transformation costs(8)	0.04	—
2021 and 2019 Adjusted Items	1.01	(0.23)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.19	$0.72

Average number of common shares used in diluted calculation	760	805

Two-year net earnings attributable to The Kroger Co. per diluted common share CAGR(9)	(56.5)%

Two-year net earnings attributable to The Kroger Co. per diluted common share CAGR(9)	28.6%
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $449 in the first quarter of 2021 and $59 in the first quarter of 2019.
(3)	The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(4)	The pre-tax adjustment for gain on sale of You Technology was ($70).
(5)	The pre-tax adjustment for loss (gain) on investments was $479 in the first quarter of 2021 and ($106) in the first quarter of 2019.
(6)	The pre-tax adjustment for Home Chef contingent consideration was $43 in the first quarter of 2021 and ($24) in the first quarter of 2019.
(7)	The pre-tax adjustment for transformation costs was $44. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(8)	The amount presented represents the net earnings per diluted common share effect of each adjustment.
(9)	CAGR represents the compounded annual growth rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 22, 2021, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company is in the midst of a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. Implementation of new accounting ERP modules for general ledger, accounts receivable, accounts payable, fixed assets and a new indirect procurement module were implemented at the beginning of the first quarter of 2021. Additional phases will continue to be implemented over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.

With the exception of the implementation of the accounting and indirect procurement ERP modules described above, there were no changes in Kroger’s internal control over financial reporting materially affected, or is reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended May 22, 2021.  The Company will continue to evaluate as additional phases are deployed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
January 31, 2021 to February 27, 2021	4,201,398	$33.61	4,201,185	$286
Second four weeks
February 28, 2021 to March 27, 2021	3,063,711	$34.21	2,552,831	$209
Third four weeks
March 28, 2021 to April 24, 2021	2,088,254	$37.36	2,088,254	$151
Fourth four weeks
April 25, 2021 to May 22, 2021	2,586,378	$37.17	2,586,326	$61
Total	11,939,741	$35.19	11,428,596	$61
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2021 contained four 28-day periods.

(2)	Includes (i) shares repurchased under the September 2020 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 511,145 shares that were surrendered to the Company by participants under our long term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the September 2020 Repurchase Program and the 1999 Repurchase Program.

(4)	On September 11, 2020, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2020 Repurchase Program”). The September 2020 Repurchase Program authorization replaced the existing November 2019 Repurchase Program. The amounts shown in this column reflect the amount remaining under the September 2020 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2020 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. The September 2020 Repurchase Program was exhausted on June 11, 2021. On June 16, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “June 2021 Repurchase Program”).

Item 6. Exhibits.

EXHIBIT 3.1	-

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

THE KROGER CO.

Dated: June 25, 2021	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 25, 2021	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer