Form 10-Q
period 2021-08-14
KROGER CO
filed 2021-09-17
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 14, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 743,638,489 shares of Common Stock ($1 par value) outstanding as of September 13, 2021.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 14,	August 15,	August 14,	August 15,
(In millions, except per share amounts)	2021	2020	2021	2020
Sales	$31,682	$30,489	$72,980	$72,038

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	24,914	23,551	56,861	55,005
Operating, general and administrative	5,091	5,297	12,515	12,968
Rent	191	204	452	477
Depreciation and amortization	647	617	1,508	1,442

Operating profit	839	820	1,644	2,146

Other income (expense)
Interest expense	(137)	(135)	(302)	(309)
Non-service component of company-sponsored pension plan costs	15	8	33	19
(Loss) gain on investments	(122)	368	(601)	790

Net earnings before income tax expense	595	1,061	774	2,646

Income tax expense	126	241	162	614

Net earnings including noncontrolling interests	469	820	612	2,032
Net income attributable to noncontrolling interests	2	1	5	1

Net earnings attributable to The Kroger Co.	$467	$819	$607	$2,031

Net earnings attributable to The Kroger Co. per basic common share	$0.62	$1.04	$0.80	$2.58

Average number of common shares used in basic calculation	746	777	750	779

Net earnings attributable to The Kroger Co. per diluted common share	$0.61	$1.03	$0.79	$2.55

Average number of common shares used in diluted calculation	755	786	758	787

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 14,	August 15,	August 14,	August 15,
(In millions)	2021	2020	2021	2020
Net earnings including noncontrolling interests	$469	$820	$612	$2,032

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	1	3	2	6
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	—	3	—	(19)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	1	1	3	2

Total other comprehensive income (loss)	2	7	5	(11)

Comprehensive income	471	827	617	2,021
Comprehensive income attributable to noncontrolling interests	2	1	5	1
Comprehensive income attributable to The Kroger Co.	$469	$826	$612	$2,020
(1)	Amount is net of tax of $1 for the second quarter of 2021 and 2020. Amount is net of tax of $2 for the first two quarters of 2021 and $3 for the first two quarters of 2020.
(2)	Amount is net of tax of $1 for the second quarter of 2020. Amount is net of tax of ($10) for the first two quarters of 2020.
(3)	Amount is net of tax of $3 for the second quarter of 2021. Amount is net of tax of $4 for the first two quarters of 2021 and $1 for the first two quarters of 2020.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 14,	January 30,
(In millions, except par amounts)	2021	2021
ASSETS
Current assets
Cash and temporary cash investments	$2,225	$1,687
Store deposits in-transit	1,055	1,096
Receivables	1,961	1,781
FIFO inventory	7,998	8,436
LIFO reserve	(1,457)	(1,373)
Prepaid and other current assets	550	876
Total current assets	12,332	12,503

Property, plant and equipment, net	22,986	22,386
Operating lease assets	6,704	6,796
Intangibles, net	966	997
Goodwill	3,076	3,076
Other assets	2,397	2,904

Total Assets	$48,461	$48,662

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,547	$911
Current portion of operating lease liabilities	644	667
Trade accounts payable	6,772	6,679
Accrued salaries and wages	1,274	1,413
Other current liabilities	5,366	5,696
Total current liabilities	15,603	15,366

Long-term debt including obligations under finance leases	12,608	12,502
Noncurrent operating lease liabilities	6,408	6,507
Deferred income taxes	1,522	1,542
Pension and postretirement benefit obligations	494	535
Other long-term liabilities	2,568	2,660

Total Liabilities	39,203	39,112

Commitments and contingencies see Note 7

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2021 and 2020	1,918	1,918
Additional paid-in capital	3,527	3,461
Accumulated other comprehensive loss	(625)	(630)
Accumulated earnings	23,334	23,018
Common shares in treasury, at cost, 1,174 shares in 2021 and 1,160 shares in 2020	(18,876)	(18,191)

Total Shareholders’ Equity - The Kroger Co.	9,278	9,576
Noncontrolling interests	(20)	(26)

Total Equity	9,258	9,550

Total Liabilities and Equity	$48,461	$48,662

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 14,	August 15,
(In millions)	2021	2020
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$612	$2,032
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,508	1,442
Operating lease asset amortization	332	336
LIFO charge	84	54
Stock-based employee compensation	108	107
Company-sponsored pension plans	(24)	(9)
Deferred income taxes	(24)	176
Gain on the sale of assets	(28)	(7)
Loss (gain) on investments	601	(790)
Other	122	121
Changes in operating assets and liabilities:
Store deposits in-transit	41	121
Receivables	(57)	117
Inventories	377	685
Prepaid and other current assets	356	(16)
Trade accounts payable	101	522
Accrued expenses	(400)	335
Income taxes receivable and payable	(125)	195
Operating lease liabilities	(374)	(302)
Other	(87)	286

Net cash provided by operating activities	3,123	5,405

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,319)	(1,343)
Proceeds from sale of assets	107	40
Other	(72)	(45)

Net cash used by investing activities	(1,284)	(1,348)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1	504
Payments on long-term debt including obligations under finance leases	(369)	(28)
Net payments on commercial paper	—	(1,150)
Dividends paid	(274)	(254)
Proceeds from issuance of capital stock	85	87
Treasury stock purchases	(751)	(669)
Proceeds from financing arrangement	166	—
Other	(159)	(126)

Net cash used by financing activities	(1,301)	(1,636)

Net increase in cash and temporary cash investments	538	2,421

Cash and temporary cash investments:
Beginning of year	1,687	399
End of period	$2,225	$2,820

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,319)	$(1,343)
Payments for lease buyouts	—	15
Changes in construction-in-progress payables	89	(110)
Total capital investments, excluding lease buyouts	$(1,230)	$(1,438)

Disclosure of cash flow information:
Cash paid during the year for interest	$365	$373
Cash paid during the year for income taxes	$301	$229

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 30, 2021	1,918	$1,918	$3,461	1,160	$(18,191)	$(630)	$23,018	$(26)	$9,550
Issuance of common stock:
Stock options exercised	—	—	—	(2)	31	—	—	—	31
Restricted stock issued	—	—	(35)	(1)	17	—	—	—	(18)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	10	(338)	—	—	—	(338)
Stock options exchanged	—	—	—	2	(64)	—	—	—	(64)
Share-based employee compensation	—	—	56	—	—	—	—	—	56
Other comprehensive income net of income tax of $2	—	—	—	—	—	3	—	—	3
Other	—	—	23	—	(23)	—	1	3	4
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(138)	—	(138)
Net earnings including noncontrolling interests	—	—	—	—	—	—	140	3	143

Balances at May 22, 2021	1,918	$1,918	$3,505	1,169	$(18,568)	$(627)	$23,021	$(20)	$9,229
Issuance of common stock:
Stock options exercised	—	—	—	(2)	54	—	—	—	54
Restricted stock issued	—	—	(99)	(2)	56	—	—	—	(43)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	8	(299)	—	—	—	(299)
Stock options exchanged	—	—	—	1	(50)	—	—	—	(50)
Share-based employee compensation	—	—	52	—	—	—	—	—	52
Other comprehensive income net of income tax of $4	—	—	—	—	—	2	—	—	2
Other	—	—	69	—	(69)	—		(2)	(2)
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(154)	—	(154)
Net earnings including noncontrolling interests	—	—	—	—	—	—	467	2	469

Balances at August 14, 2021	1,918	$1,918	$3,527	1,174	$(18,876)	$(625)	$23,334	$(20)	$9,258

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the second quarters and two quarters ended August 14, 2021 and August 15, 2020, includes the results of operations of the Company for the 12 and 28-week periods then ended.

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, trade accounts payable, accrued salaries and wages and other current liabilities at approximated fair value. Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments. The equity investment in Ocado is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $1,207 and $1,808 as of August 14, 2021 and January 30, 2021, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for this Level 1 investment of approximately $601 and an unrealized gain of approximately $717 for the first two quarters of 2021 and 2020, respectively, are included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. An unrealized loss of $122 and unrealized gain of $295 for this Level 1 investment were recorded for the second quarters of 2021 and 2020, respectively, and are included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. The Company held other equity investments without a readily determinable fair value. These investments are measured initially at cost and remeasured for observable price changes to fair value through net earnings. The value of these investments, which were measured using Level 3 inputs, was $210 and $156 at August 14, 2021 and January 30, 2021, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The unrealized gain for these Level 3 investments was approximately $73 in the second quarter and for the first two quarters of 2020 and is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. Refer to Note 2 for the disclosure of debt instrument fair values.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	August 14,	January 30,
	2021	2021
1.70% to 8.00% Senior Notes due through 2049	$11,602	$11,899
Other	1,116	511

Total debt, excluding obligations under finance leases	12,718	12,410
Less current portion	(1,448)	(844)

Total long-term debt, excluding obligations under finance leases	$11,270	$11,566

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 14, 2021 and January 30, 2021. At August 14, 2021, the fair value of total debt was $14,521 compared to a carrying value of $12,718. At January 30, 2021, the fair value of total debt was $14,680 compared to a carrying value of $12,410.

Additionally, in the first two quarters of 2021, the Company repaid $300 of senior notes bearing an interest rate of 2.60% using cash on hand.

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

In the second quarter of 2021, the Company entered into an amended and restated $2,750 unsecured revolving credit facility (the “Amended and Restated Credit Agreement”), with a termination date of July 6, 2026, unless extended as permitted under the Amended and Restated Credit Agreement. This Amended and Restated Credit Agreement amended the Company’s $2,750 credit facility that would otherwise have terminated on August 29, 2022. The notable changes from the previous agreement include: (1) The removal of the Fixed Charge Coverage Ratio financial covenant (2) the ability to increase the credit facility by $1,250 compared to $1,000 in the prior Amended and Restated Credit Agreement. The Leverage Ratio is the only financial covenant remaining.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2021 and 2020:

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 14,	August 15,	August 14,	August 15,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$4	$3	$1	$1
Interest cost	22	26	1	1
Expected return on plan assets	(40)	(39)	—	—
Amortization of:
Prior service cost	—	—	(3)	(2)
Actuarial loss (gain)	9	8	(4)	(2)

Net periodic benefit cost	$(5)	$(2)	$(5)	$(2)

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2021 and 2020:

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 14,	August 15,	August 14,	August 15,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$7	$7	$2	$3
Interest cost	54	60	2	3
Expected return on plan assets	(93)	(91)	—	—
Amortization of:
Prior service cost	—	—	(7)	(6)
Actuarial loss (gain)	21	19	(10)	(4)

Net periodic benefit cost	$(11)	$(5)	$(13)	$(4)

The Company is not required to make any contributions to its company-sponsored pension plans in 2021, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first two quarters of 2021 and 2020.

The Company contributed $158 and $161 to employee 401(k) retirement savings accounts in the first two quarters of 2021 and 2020, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded. In addition to the recurring multi-employer pension contributions the Company makes in the normal course of business, in the first two quarters of 2021, the Company contributed an incremental $106, $81 net of tax, to multi-employer pension plans, helping stabilize future associate benefits. In the first two quarters of 2020, the Company contributed an incremental $236, $180 net of tax, to multi-employer pension plans.

During the first quarter of 2021, associates within the Fred Meyer and QFC divisions ratified an agreement for the transfer of liabilities from the Sound Retirement Trust to the UFCW Consolidated Pension Plan. The Company transferred $449, $344 net of tax, in net accrued pension liabilities and prepaid escrow funds to fulfill obligations for past service for associates and retirees. The agreement will be satisfied by cash installment payments to the UFCW Consolidated Pension Plan and will be paid evenly over seven years.

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

	Second Quarter Ended			Second Quarter Ended
	August 14, 2021			August 15, 2020
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$462	746	$0.62	$809	777	$1.04
Dilutive effect of stock options		9			9

Net earnings attributable to The Kroger Co. per diluted common share	$462	755	$0.61	$809	786	$1.03

	Two Quarters Ended			Two Quarters Ended
	August 14, 2021			August 15, 2020
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$601	750	$0.80	$2,006	779	$2.58
Dilutive effect of stock options		8			8

Net earnings attributable to The Kroger Co. per diluted common share	$601	758	$0.79	$2,006	787	$2.55

The Company had combined undistributed and distributed earnings to participating securities totaling $5 and $10 in the second quarters of 2021 and 2020, respectively. For the first two quarters of 2021 and 2020, the Company had combined undistributed and distributed earnings to participating securities of $6 and $25, respectively.

The Company had options outstanding for approximately 2 million and 9 million shares during the second quarters of 2021 and 2020, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 8 million and 10 million shares during the first two quarters of 2021 and 2020, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”). The Partnership Framework Agreement was amended in 2020. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks.  In the first quarter of 2021, the Company opened its first two Kroger Delivery facilities in Monroe, Ohio and Groveland, Florida.  The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders.  As a result, the Company established a finance lease when each facility began fulfilling orders to customers and used its 10 year incremental borrowing rate of 1.66% to calculate the lease liability.  The base term of each lease is 10 years with options to renew at the Company’s sole discretion.  The Company elected to combine the lease and non-lease elements in the contract.  As a result, it will account for all payments to Ocado as lease payments.  During the first quarter of 2021, the Company recorded finance lease assets of $267 and finance lease liabilities of $249 related to these two location openings.

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

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2021 and 2020:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 1, 2020	$(42)	$(598)	$(640)
OCI before reclassifications(2)	(19)	—	(19)
Amounts reclassified out of AOCI(3)	2	6	8
Net current-period OCI	(17)	6	(11)
Balance at August 15, 2020	$(59)	$(592)	$(651)

Balance at January 30, 2021	$(54)	$(576)	$(630)
Amounts reclassified out of AOCI(3)	3	2	5
Net current-period OCI	3	2	5
Balance at August 14, 2021	$(51)	$(574)	$(625)
(1)	All amounts are net of tax.
(2)	Net of tax of ($10) for cash flow hedging activities for the first two quarters of 2020.
(3)	Net of tax of $1 for cash flow hedging activities and $3 for pension and postretirement defined benefit plans for the first two quarters of 2020. Net of tax of $4 for cash flow hedging activities and $2 for pension and postretirement defined benefit plans for the first two quarters of 2021.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarters and first two quarters of 2021 and 2020:

	Second Quarter Ended		Two Quarters Ended
	August 14,	August 15,	August 14,	August 15,
	2021	2020	2021	2020
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$4	$1	$7	$3
Tax expense	(3)	—	(4)	(1)
Net of tax	1	1	3	2

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	2	4	4	9
Tax expense	(1)	(1)	(2)	(3)
Net of tax	1	3	2	6
Total reclassifications, net of tax	$2	$4	$5	$8
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

9.	INCOME TAXES

The effective income tax rate was 21.1% and 22.7% in the second quarters of 2021 and 2020, respectively. The effective income tax rate was 20.9% and 23.2% for the first two quarters of 2021 and 2020, respectively. The effective income tax rate for the second quarters of 2021 and 2020 as well as the first two quarters of 2020 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the benefit from share-based payments and the utilization of tax credits. The effective income tax rate for the first two quarters of 2021 differed from the federal statutory rate due to the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes. The effective income tax rate decreased in the first two quarters of 2021, compared to the first two quarters of 2020, due to lower pre-tax income in 2021, which increases the favorable impact of the benefit from share-based payments and tax credits and reduces the impact of state income taxes.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first two quarters of 2021 include the following, which we define as the “2021 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $449 million, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund; $52 million, $40 million net of tax, for the revaluation of Home Chef contingent consideration and $101 million, $77 million net of tax, for transformation costs (the “2021 OG&A Adjusted Items”).

●	A loss in other income (expense) of $601 million, $460 million net of tax, for the unrealized loss on investments (the “2021 Other Income (Expense) Adjusted Item”).

Net earnings for the second quarter of 2021 include the following, which we define as the “2021 Second Quarter Adjusted Items”:

●	Charges to OG&A of $9 million, $7 million net of tax, for the revaluation of Home Chef contingent consideration and $57 million, $43 million net of tax, for transformation costs (the “2021 Second Quarter OG&A Adjusted Items”).

●	A loss in other income (expense) of $122 million, $93 million net of tax, for the unrealized loss on investments (the “2021 Second Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first two quarters of 2020 include the following, which we define as the “2020 Adjusted Items”:

●	Charges to OG&A of $85 million, $63 million net of tax, for the revaluation of Home Chef contingent consideration and $67 million, $49 million net of tax, for transformation costs (the “2020 OG&A Adjusted Items”).

●	Gains in other income (expense) of $790 million, $590 million net of tax, for the gain on investments (the “2020 Other Income (Expense) Adjusted Item”).

Net earnings for the second quarter of 2020 include the following, which we define as the “2020 Second Quarter Adjusted Items”:

●	Charges to OG&A of $25 million, $19 million net of tax, for the revaluation of Home Chef contingent consideration and $29 million, $21 million net of tax, for transformation costs (the “2020 Second Quarter OG&A Adjusted Items”).

●	Gains in other income (expense) of $368 million, $278 million net of tax, for the gain on investments (the “2020 Second Quarter Other Income (Expense) Adjusted Item”).

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

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the COVID-19 pandemic, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: COVID-19 pandemic related factors, risks and challenges, including among others, the length of time that the pandemic continues, new variants of the virus, lack of access to vaccines for certain populations and the extent of vaccine aversion, as well as the effect of emerging targeted vaccine mandates and booster vaccines, the potential for additional future spikes in infection and illness rates including breakthrough infections among the fully vaccinated, and the corresponding potential for disruptions in workforce availability and customer shopping patterns, re-imposed restrictions as a result of resurgence and the corresponding future easing of restrictions, and interruptions in domestic and global supply chains or capacity constraints; the pace of recovery when the pandemic subsides; labor negotiations or disputes; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events, including the coronavirus; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and widening and deepening our strategic moats of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

EXECUTIVE SUMMARY – OUR PATH TO DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Our strategic focus on Leading with Fresh and Accelerating with Digital continues to build momentum across our business. This relentless focus led to top line sales and adjusted net earnings per diluted share results exceeding our internal expectations, as we were disciplined in balancing investments in our associates and customers with strong cost management and continued growth in our alternative profit businesses. We continue to be on track to deliver over $1 billion of incremental cost savings for the fourth consecutive year and we expect Alternative Profit growth to be towards the top end of our target range of $100 million to $150 million of incremental profit in 2021. Our seamless ecosystem is working. This was evident during the quarter as we saw customers seamlessly shift between channels, and we saw strong digital engagement. Identical sales, excluding fuel, decreased 0.6% for the second quarter and 2.6% for the first two quarters of 2021. This results in a two-year stacked growth rate of 14.0% for the second quarter and 14.5% for the first two quarters of 2021. Digital sales two-year stacked growth was 114% during the second quarter of 2021 and has grown triple digits since the beginning of 2019. We are building on the momentum of 2020 within our seamless ecosystem through expanded capacity, improved customer experience and continuous innovation. We are emerging stronger through the pandemic and are confident in our ability to deliver sustainable earnings growth and total shareholder return. Driven by our continued momentum and sustained food at home trends, we raised our full year guidance for identical sales without fuel and adjusted net earnings per diluted share.

Our financial model is underpinned by our leading position in food. We continue to invest in areas of the business that matter most to our customers and deepen our competitive moats, to drive sales growth in our retail supermarket business, including fuel and pharmacy. This, in turn, generates the data and traffic that enables our fast-growing alternative profit businesses. Our financial strategy is to continue to use our free cash flow to invest in the business to drive long-term sustainable net earnings growth, through the identification of high-return projects that support our strategy. Capital allocation is a core element of our value creation model, and we will allocate capital towards driving profitable sales growth, accelerating digital, expanding margin as well as maintaining the business. We will continue to be disciplined in deploying capital towards projects that exceed our hurdle rate of return and prioritize the highest return opportunities to drive 3% to 5% net earnings growth. At the same time, we are committed to maintaining our net debt to adjusted EBITDA range of 2.30 to 2.50 in order to keep our current investment grade debt rating and continue to return cash to shareholders via share repurchases and a growing dividend over time. We remain confident in our ability to generate strong free cash flow and deliver strong and sustainable total shareholder return of 8% to 11% over time.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 14,	Percentage	August 15,	August 14,	Percentage	August 15,
	2021	Change	2020	2021	Change	2020
Sales	$31,682	3.9%	$30,489	$72,980	1.3%	$72,038
Sales without fuel	$28,105	(0.4)%	$28,208	$65,413	(2.5)%	$67,065
Net earnings attributable to The Kroger Co.	$467	(43.0)%	$819	$607	(70.1)%	$2,031
Adjusted net earnings attributable to The Kroger Co.	$610	5.0%	$581	$1,528	(1.6)%	$1,553
Net earnings attributable to The Kroger Co. per diluted common share	$0.61	(40.8)%	$1.03	$0.79	(69.0)%	$2.55
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.80	9.6%	$0.73	$1.99	2.1%	$1.95
Operating profit	$839	2.3%	$820	$1,644	(23.4)%	$2,146
Adjusted FIFO operating profit	$947	5.9%	$894	$2,322	(1.1)%	$2,347
Dividends paid	$136	7.9%	$126	$274	7.9%	$254
Dividends paid per common share	$0.18	12.5%	$0.16	$0.36	12.5%	$0.32
Identical sales excluding fuel	(0.6)%	N/A	14.6%	(2.6)%	N/A	17.1%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	(0.60)	N/A	0.05	(0.64)	N/A	0.29
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	(0.76)	N/A	(0.61)	(0.95)	N/A	0.04
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end	$742	N/A	$(594)	$742	N/A	$(594)
Share repurchases	$349	N/A	$247	$751	N/A	$669

OVERVIEW

Significant fluctuations occurred in our business during 2020 due to the COVID-19 pandemic. As a result, management compares current year identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share results to the same metrics for the comparable period in 2019, in addition to comparisons made to 2020. This enables management to evaluate results of the business and our financial model over a longer period of time, and to better understand the current state of the business compared to the period of time prior to the pandemic.

Notable items for the second quarter and first two quarters of 2021 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.61 for the second quarter and $0.79 for the first two quarters. This results in a two-year compounded annual growth rate of 28.4% for the second quarter and (22.3%) for the first two quarters.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.80 for the second quarter and $1.99 for the first two quarters. This results in a two-year compounded annual growth rate of 34.8% for the second quarter and 31.0% for the first two quarters.

●	Achieved operating profit of $839 million for the second quarter and $1.6 billion for the first two quarters. This results in a two-year compounded annual growth rate of 22.5% for the second quarter and 6.1% for the first two quarters.

●	Achieved adjusted FIFO operating profit of $947 million for the second quarter and $2.3 billion for the first two quarters. This results in a two-year compounded annual growth rate of 23.0% for the second quarter and 21.1% for the first two quarters.

●	During the first two quarters of 2021, we generated cash from operations of $3.1 billion.

●	During the first two quarters of 2021, we returned $1.0 billion to shareholders through share repurchases and dividend payments.

Other Financial Results

●	Identical sales, excluding fuel, decreased 0.6% for the second quarter and 2.6% for the first two quarters of 2021. This results in a two-year stacked growth rate of 14.0% for the second quarter and 14.5% for the first two quarters of 2021.

●	Digital sales two-year stacked growth was 114% during the second quarter of 2021. Digital sales include products ordered online and picked up at our stores and products delivered or shipped directly to a customer’s home.

●	Alternative profit businesses experienced significant operating profit growth in the second quarter and first two quarters of 2021 fueled by our digital media business – Kroger Precision Marketing (“KPM”) and Kroger Personal Finance. We remain on track to achieve the high end of our expected range of $100 million to $150 million of incremental operating profit in 2021.

Significant Events

●	During the first quarter of 2021, Fred Meyer and QFC and four local unions ratified an agreement for the transfer of liabilities from the Sound Retirement Trust to the UFCW Consolidated Pension Plan. We will transfer $449 million in net accrued pension liabilities and prepaid escrow funds, on a pre-tax basis, to fulfill obligations for past service for associates and retirees. On an after-tax basis, $344 million will be needed to execute this transaction. The agreement will be satisfied by cash installment payments to the UFCW Consolidated Pension Plan and are expected to be paid evenly over seven years. The impact of this transaction on GAAP net earnings per diluted share was $0.45 for the first two quarters and is excluded from adjusted net earnings per diluted share results.

●	In the first quarter of 2021, we opened our first two Kroger Delivery facilities powered by Ocado in Monroe, Ohio and Groveland, Florida, a new geography.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2021 and 2020 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 14,	August 15,	Percentage	August 14,	August 15,	Percentage
	2021	2020	Change	2021	2020	Change
Net earnings attributable to The Kroger Co.	$467	$819		$607	$2,031

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	—		344	—
Adjustment for loss (gain) on investments(1)(3)	93	(278)		460	(590)
Adjustment for Home Chef contingent consideration(1)(4)	7	19		40	63
Adjustment for transformation costs(1)(5)	43	21		77	49
2021 and 2020 Adjusted Items	143	(238)		921	(478)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$610	$581	5.0%	$1,528	$1,553	(1.6)%

Net earnings attributable to The Kroger Co. per diluted common share	$0.61	$1.03		$0.79	$2.55

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(6)	—	—		0.45	—
Adjustment for loss (gain) on investments(6)	0.12	(0.35)		0.60	(0.75)
Adjustment for Home Chef contingent consideration(6)	0.01	0.02		0.05	0.08
Adjustment for transformation costs(6)	0.06	0.03		0.10	0.07
2021 and 2020 Adjusted Items	0.19	(0.30)		1.20	(0.60)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.80	$0.73	9.6%	$1.99	$1.95	2.1%

Average number of common shares used in diluted calculation	755	786		758	787
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $449.
(3)	The pre-tax adjustment for loss (gain) on investments was $122 and ($368) in the second quarters of 2021 and 2020, respectively. The pre-tax adjustment was $601 and ($790) in the first two quarters of 2021 and 2020, respectively.
(4)	The pre-tax adjustment for Home Chef contingent consideration was $9 and $25 in the second quarters of 2021 and 2020, respectively. The pre-tax adjustment was $52 and $85 in the first two quarters of 2021 and 2020, respectively.
(5)	The pre-tax adjustment for transformation costs was $57 and $29 in the second quarters of 2021 and 2020, respectively. The pre-tax adjustment was $101 and $67 in the first two quarters of 2021 and 2020, respectively. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(6)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 14,	Percentage	August 15,	Percentage	August 14,	Percentage	August 15,	Percentage
	2021	Change(1)	2020	Change(2)	2021	Change(3)	2020	Change(4)
Total sales to retail customers without fuel (5)	$27,868	(0.6)%	$28,034	14.0%	$64,890	(2.6)%	$66,651	16.5%
Supermarket fuel sales	3,577	56.8%	2,281	(33.0)%	7,567	52.2%	4,973	(36.3)%
Other sales(6)	237	36.2%	174	5.5%	523	26.3%	414	(3.0)%

Total sales	$31,682	3.9%	$30,489	8.2%	$72,980	1.3%	$72,038	10.1%
(1)	This column represents the percentage change in the second quarter of 2021, compared to the second quarter of 2020.
(2)	This column represents the percentage change in the second quarter of 2020, compared to the second quarter of 2019.
(3)	This column represents the percentage change in the first two quarters of 2021, compared to the first two quarters of 2020.
(4)	This column represents the percentage change in the first two quarters of 2020, compared to the first two quarters of 2019.
(5)	Digital sales include products ordered online and picked up at our stores and products delivered or shipped directly to a customer’s home. Digital sales decreased approximately 13% in the second quarter of 2021 and grew approximately 127% in the second quarter of 2020. Digital sales grew approximately 3% and 107% in the first two quarters of 2021 and 2020, respectively. The change in results for 2021 compared to 2020 is primarily due to cycling COVID-19 trends. While digital sales decreased 13% during the second quarter of 2021, almost all customers who reduced their online spend during the quarter continued to shop with us in store, highlighting the power of our seamless ecosystem and our ability to create a meaningful customer experience across channels. Digital sales are included in the “total sales to retail customers without fuel” line above.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services and third party media revenue. The increase in the second quarter of 2021 compared to the second quarter of 2020 and for the first two quarters of 2021 compared to the first two quarters of 2020 is primarily due to an increase in data analytic services and third-party media revenue.

Total sales were $31.7 billion in the second quarter of 2021, compared to $30.5 billion in the second quarter of 2020. This increase was due to an increase in supermarket fuel sales, partially offset by a decrease in total sales to retail customers without fuel. Total sales, excluding fuel, decreased 0.4% in the second quarter of 2021, compared to the second quarter of 2020. This decrease was primarily due to our identical sales decrease, excluding fuel, of 0.6%. The decrease in identical sales, excluding fuel, was caused by unprecedented demand due to the COVID-19 pandemic during the second quarter of 2020. Our two-year identical sales, excluding fuel, stacked growth was 14.0%. Total supermarket fuel sales increased 56.8% in the second quarter of 2021, compared to the second quarter of 2020, primarily due to an increase in fuel gallons sold of 7.3% and an increase in the average retail fuel price of 46.1%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

Total sales were $73.0 billion in the first two quarters of 2021, compared to $72.0 billion in the first two quarters of 2020. This increase was due to an increase in supermarket fuel sales, partially offset by a decrease in total sales to retail customers without fuel. Total sales, excluding fuel, decreased 2.5% in the first two quarters of 2021, compared to the first two quarters of 2020. This decrease was primarily due to our identical sales decrease, excluding fuel, of 2.6%. The decrease in identical sales, excluding fuel, was caused by unprecedented demand due to the COVID-19 pandemic during the first two quarters of 2020. Our two-year identical sales, excluding fuel, stacked growth was 14.5%. Total supermarket fuel sales increased 52.2% in the first two quarters of 2021, compared to the first two quarters of 2020, primarily due to an increase in fuel gallons sold of 10.5% and an increase in the average retail fuel price of 38.0%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2021.

Identical Sales

($ in millions)

	Second Quarter Ended
	August 14,	Percentage	August 15,	Percentage
	2021	Change(1)	2020	Change(2)
Excluding fuel centers	$27,606	(0.6)%	$27,759	14.6%
(1)	This column represents the percentage change in identical sales in the second quarter of 2021, compared to the second quarter of 2020.
(2)	This column represents the percentage change in identical sales in the second quarter of 2020, compared to the second quarter of 2019.

	Two Quarters Ended
	August 14,	Percentage	August 15,	Percentage
	2021	Change(1)	2020	Change(2)
Excluding fuel centers	$64,214	(2.6)%	$65,945	17.1%
(1)	This column represents the percentage change in identical sales in the first two quarters of 2021, compared to the first two quarters of 2020.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2020, compared to the first two quarters of 2019.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.36% for the second quarter of 2021, compared to 22.76% for the second quarter of 2020. The decrease in rate in the second quarter of 2021, compared to the second quarter of 2020, resulted primarily from increased fuel sales, which have a lower gross margin rate, a lower gross margin rate on these fuel sales, continued investments in lower prices for our customers, a higher LIFO charge and increased shrink and transportation costs, as a percentage of sales, partially offset by growth in our alternative profit businesses and effective negotiations to achieve savings on the cost of products sold.

Our gross margin rate, as a percentage of sales, was 22.09% for the first two quarters of 2021, compared to 23.64% for the first two quarters of 2020. The decrease in rate in the first two quarters of 2021, compared to the first two quarters of 2020, resulted primarily from increased fuel sales, which have a lower gross margin rate, a decrease in our fuel gross margin, continued investments in lower prices for our customers, a COVID-19 related inventory write down for personal protective equipment to be donated to community partners, the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which decreases our gross margin, as a percentage of sales, a higher LIFO charge and increased shrink and transportation costs, as a percentage of sales, partially offset by growth in our alternative profit businesses and effective negotiations to achieve savings on the cost of products sold.

Our LIFO charge was $47 million for the second quarter of 2021 compared to $23 million for the second quarter of 2020. Our LIFO charge was $84 million for the first two quarters of 2021 compared to $54 million for the first two quarters of 2020. Our LIFO charge reflects our expected annualized product cost inflation for 2021, primarily driven by fresh categories.

Our FIFO gross margin rate, which excludes the second quarter LIFO charge, was 21.51% for the second quarter of 2021, compared to 22.83% for the second quarter of 2020. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 60 basis points in the second quarter of 2021, compared to the second quarter of 2020. This decrease resulted primarily from continued investments in lower prices for our customers and increased shrink and transportation costs, as a percentage of sales, partially offset by growth in our alternative profit businesses and effective negotiations to achieve savings on the cost of products sold.

Our FIFO gross margin rate, which excludes the first two quarters LIFO charge, was 22.20% for the first two quarters of 2021, compared to 23.72% for the first two quarters of 2020. Excluding the effect of fuel, our FIFO gross margin rate decreased 64 basis points in the first two quarters of 2021, compared to the first two quarters of 2020. This decrease resulted primarily from continued investments in lower prices for our customers, a COVID-19 related inventory write down for personal protective equipment to be donated to community partners, the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which decreases our gross margin, as a percentage of sales and increased shrink and transportation costs, as a percentage of sales, partially offset by growth in our alternative profit businesses and effective negotiations to achieve savings on the cost of products sold.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.07% for the second quarter of 2021, compared to 17.37% for the second quarter of 2020. The decrease in the second quarter of 2021, compared to the second quarter of 2020 resulted primarily from decreased COVID-19 related costs, the 2020 Second Quarter OG&A Adjusted Items, the effect of increased fuel sales, which decreases our OG&A rate, as a percentage of sales and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by the 2021 Second Quarter OG&A Adjusted Items.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2021 Second Quarter OG&A Adjusted Items and the 2020 Second Quarter OG&A Adjusted Items, our OG&A rate decreased 76 basis points in the second quarter of 2021, compared to the second quarter of 2020. This decrease resulted primarily from decreased COVID-19 related costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

OG&A expenses, as a percentage of sales, were 17.15% for the first two quarters of 2021, compared to 18.00% for the first two quarters of 2020. The decrease in the first two quarters of 2021, compared to the first two quarters of 2020 resulted primarily from decreased COVID-19 related costs, lower contributions to multi-employer pension plans, decreased incentive plan costs, the 2020 OG&A Adjusted Items, the effect of increased fuel sales, which decreases our OG&A rate, as a percentage of sales and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by the 2021 OG&A Adjusted Items and the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which increases our OG&A expense, as a percentage of sales.

Excluding the effect of fuel, the 2021 OG&A Adjusted Items and the 2020 OG&A Adjusted Items, our OG&A rate decreased 95 basis points in the first two quarters of 2021, compared to the first two quarters of 2020. This decrease resulted primarily from decreased COVID-19 related costs, lower contributions to multi-employer pension plans, decreased incentive plan costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which increases our OG&A expense, as a percentage of sales.

Rent Expense

Rent expense remained consistent, as a percentage of sales, in both the second quarter and first two quarters of 2021, compared to the same periods in 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent, as a percentage of sales, in both the second quarter and first two quarters of 2021, compared to the same periods in 2020.

Operating Profit and FIFO Operating Profit

Operating profit was $839 million, or 2.65% of sales, for the second quarter of 2021, compared to $820 million, or 2.69% of sales, for the second quarter of 2020. Operating profit, as a percentage of sales, decreased 4 basis points in the second quarter of 2021, compared to the second quarter of 2020, due to reduced sales to retail customers without fuel and a lower gross margin rate, partially offset by decreased OG&A expense, as a percentage of sales, and increased fuel earnings.

Operating profit was $1.6 billion, or 2.25% of sales, for the first two quarters of 2021, compared to $2.1 billion, or 2.98% of sales, for the first two quarters of 2020. Operating profit, as a percentage of sales, decreased 73 basis points in the first two quarters of 2021, compared to the first two quarters of 2020, due to reduced sales to retail customers without fuel as we cycle prior year COVID-19 trends, a lower gross margin rate, increased depreciation and amortization expense, as a percentage of sales, and decreased fuel earnings, partially offset by decreased OG&A expense, as a percentage of sales.

FIFO operating profit was $886 million, or 2.80% of sales, for the second quarter of 2021, compared to $843 million, or 2.76% of sales, for the second quarter of 2020. FIFO operating profit, as a percentage of sales, excluding the 2021 and 2020 Second Quarter Adjusted Items, increased 7 basis points in the second quarter of 2021, compared to the second quarter of 2020, due to decreased OG&A expense, as a percentage of sales, and increased fuel earnings, partially offset by reduced sales to retail customers without fuel and a lower gross margin rate.

FIFO operating profit was $1.7 billion, or 2.37% of sales, for the first two quarters of 2021, compared to $2.2 billion, or 3.05% of sales, for the first two quarters of 2020. FIFO operating profit, as a percentage of sales, excluding the 2021 and 2020 Adjusted Items, decreased 7 basis points in the first two quarters of 2021, compared to the first two quarters of 2020, due to reduced sales to retail customers without fuel as we cycle prior year COVID-19 trends, a lower gross margin rate, increased depreciation and amortization expense, as a percentage of sales, and decreased fuel earnings, partially offset by decreased OG&A expense, as a percentage of sales.

Specific factors contributing to the operating trends for operating profit and FIFO operating profit above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2021 and 2020 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	Second Quarter Ended		Two Quarters Ended
	August 14,	August 15,	August 14,	August 15,
	2021	2020	2021	2020
Operating profit	$839	$820	$1,644	$2,146
LIFO charge	47	23	84	54

FIFO Operating profit	886	843	1,728	2,200

Adjustment for pension plan withdrawal liabilities	—	—	449	—
Adjustment for Home Chef contingent consideration	9	25	52	85
Adjustment for transformation costs(1)	57	29	101	67
Other	(5)	(3)	(8)	(5)

2021 and 2020 Adjusted items	61	51	594	147

Adjusted FIFO operating profit excluding the adjusted items above	$947	$894	$2,322	$2,347
(1)	Transformation costs primarily include costs related to store and business closure costs and third-party professional consulting fees associated with business transformation and cost saving initiatives.

Income Taxes

The effective income tax rate was 21.1% and 22.7% in the second quarters of 2021 and 2020, respectively. The effective income tax rate was 20.9% and 23.2% for the first two quarters of 2021 and 2020, respectively. The effective income tax rate for the second quarters of 2021 and 2020 as well as the first two quarters of 2020 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the benefit from share-based payments and the utilization of tax credits. The effective income tax rate for the first two quarters of 2021 differed from the federal statutory rate due to the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes. The effective income tax rate decreased in the first two quarters of 2021, compared to the first two quarters of 2020, due to lower pre-tax income in 2021, which increases the favorable impact of the benefit from share-based payments and tax credits and reduces the impact of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings were $0.61 per diluted share for the second quarter of 2021 compared to net earnings of $1.03 per diluted share for the second quarter of 2020. Adjusted net earnings of $0.80 per diluted share for the second quarter of 2021 represented an increase of 9.6% compared to adjusted net earnings of $0.73 per diluted share for the second quarter of 2020. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit without fuel, increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher LIFO charge.

Net earnings were $0.79 per diluted share for the first two quarters of 2021 compared to net earnings of $2.55 per diluted share for the first two quarters of 2020. Adjusted net earnings of $1.99 per diluted share for the first two quarters of 2021 represented an increase of 2.1% compared to adjusted net earnings of $1.95 per diluted share for the first two quarters of 2020. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit without fuel and lower weighted average common shares outstanding due to common share repurchases, partially offset by decreased fuel earnings and a higher LIFO charge.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $3.1 billion of cash from operations in the first two quarters of 2021 compared to $5.4 billion in the first two quarters of 2020. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $3.3 billion of operating cash flow in the first two quarters of 2021 compared to $3.5 billion in the first two quarters of 2020. Cash provided (used) by operating activities for changes in operating assets and liabilities, including working capital, was ($168) million in the first two quarters of 2021 compared to $1.9 billion in the first two quarters of 2020. The decrease in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	An increase in FIFO inventory at the end of the second quarter of 2021, compared to the second quarter of 2020, due to the accelerated timing of inventory sell-through in the prior year resulting from elevated demand for our products during the pandemic;

●	Cash flows for trade accounts payable were more favorable in the first two quarters of 2020, compared to the first two quarters of 2021, due to increased trade accounts payable at the end of the second quarter of 2020, primarily related to inventory purchases to meet elevated demand during the pandemic;

●	A decrease in accrued expenses at the end of the second quarter of 2021, compared to fiscal year end 2020, primarily due to the following:

o	An increase in our incentive plan payout in the first two quarters of 2021, compared to the first two quarters of 2020; and

o	A decrease in the current portion of our commitments due to the National Fund as a result of a contractual payment;

●	Cash flows from income taxes were favorable in the first two quarters of 2020, compared to the first two quarters of 2021, primarily due to favorable changes in the timing of certain deductions including changes enacted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was enacted in the first quarter of 2020 and certain charges recorded in the first two quarters of 2021 that reduced net earnings but did not reduce the amount of tax payments required; and

●	An increase in long-term liabilities at the end of 2020, primarily due to the following:

o	An increase in the noncurrent portion of the deferral of the employer portion of social security tax payments as a result of the CARES Act; and

o	An increase in the noncurrent portion of our commitments due to the National Fund;

●	Partially offset by a decrease in prepaid and other current assets due to the transfer of prepaid escrow funds to fulfill obligations related to the restructuring of multi-employer pension plans.

Cash paid for taxes increased in the first two quarters of 2021, compared to the first two quarters of 2020, primarily due to the favorable impact in 2020 for the timing of certain deductions enacted under the CARES Act.

Net cash used by investing activities

Investing activities used cash of $1.3 billion in each of the first two quarters of 2021 and 2020. The amount of cash used for investing activities for the first two quarters of 2021, compared to the first two quarters of 2020, remained consistent due to balanced payments for property and equipment and proceeds from the sale of assets.

Net cash used by financing activities

We used $1.3 billion of cash for financing activities in the first two quarters of 2021 compared to $1.6 billion in the first two quarters of 2020. The amount of cash used for financing activities decreased in the first two quarters of 2021 compared to the first two quarters of 2020, primarily due to the following:

●	Decreased net payments on commercial paper; and

●	Increased proceeds from financing arrangement;

●	Partially offset by decreased proceeds from issuance of long-term debt; and

●	Increased payments on long-term debt including obligations under finance leases.

Debt Management

As of August 14, 2021, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of August 14, 2021, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $3 million as of August 14, 2021.

Our bank credit facility and the indentures underlying our publicly issued debt contain a financial covenant. As of August 14, 2021, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, increased $742 million as of August 14, 2021 compared to our fiscal year end 2020 debt of $13.4 billion. This increase resulted primarily from the completion of a property transaction. We purchased and then immediately sold a portfolio of 28 of our existing stores, allowing us to secure long-term access to these locations at favorable lease rates. The structure used to complete this transaction requires our liability to be shown as debt. Additionally, there was a net increase in obligations under finance leases of $434 million primarily related to our two Kroger Delivery facility openings, which was partially offset by the payment of $300 million of senior notes bearing an interest rate of 2.60%.

Common Share Repurchase Program

During the second quarter of 2021, we invested $349 million to repurchase 8.9 million Kroger common shares at an average price of $39.20 per share. For the first two quarters of 2021, we invested $751 million to repurchase 20.3 million Kroger common shares at an average price of $36.95 per share. The shares repurchased in the first two quarters of 2021 were reacquired under the following share repurchase programs:

●	On September 11, 2020, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2020 Repurchase Program”);

●	On June 16, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “June 2021 Repurchase Program”); and

●	A program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

The September 2020 Repurchase Program was exhausted on June 11, 2021. As of August 14, 2021, there was $779 million remaining under the June 2021 Repurchase Program.

Liquidity Needs

Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our liquidity needs include anticipated requirements for working capital, capital investments, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the second quarter of 2021. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We have approximately $1.4 billion of senior notes maturing in the next twelve months, $311 million of the employer portion of social security tax payments we have deferred under the CARES Act that is required to be paid by December 31, 2021 (as further discussed below) and expect to pay approximately $300 million in the first half of 2022 to satisfy a portion of certain newly restructured multi-employer pension plan commitments. We expect to satisfy these obligations using cash generated from operations, temporary cash investments on hand, or through the issuance of additional senior notes or commercial paper. We believe we have adequate coverage of our debt covenant to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

We held cash and temporary cash investments of $2.2 billion as of the end of the second quarter of 2021, which reflects an increase compared to our fiscal year end 2020 balance of $1.7 billion, due to our strong operating performance in the first two quarters of 2021. We remain committed to our dividend and share repurchase program and we will evaluate the optimal use of any excess free cash flow, consistent with our previously stated capital allocation strategy.

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

For additional information about our debt activity in the first two quarters of 2021, see Note 2 to the Consolidated Financial Statements.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $564 million for the second quarter of 2021 compared to $683 million for the second quarter of 2020. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.2 billion for the first two quarters of 2021 compared to $1.4 billion for the first two quarters of 2020. During the rolling four quarter period ended with the second quarter of 2021, we opened, expanded, relocated or acquired 15 supermarkets and also completed 72 major within-the-wall remodels. Total supermarket square footage at the end of the second quarter of 2021 remained consistent with the end of the second quarter of 2020. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2021 increased 0.4% over the end of the second quarter of 2020.

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

NEW ACCOUNTING STANDARDS

Refer to Note 6 to the Consolidated Financial Statements for recently issued accounting standards not yet adopted as of August 14, 2021.

TWO-YEAR FINANCIAL RESULTS

Significant fluctuations occurred in our business during 2020 due to the COVID-19 pandemic. As a result, management compares current year identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share results to the same metrics for the comparable period in 2019, in addition to comparisons made to 2020. This enables management to evaluate results of the business and our financial model over a longer period of time, and to better understand the state of the business after the height of the pandemic compared to the period of time prior to the pandemic. The purpose of the following tables is to better illustrate comparable two-year growth from our ongoing business for the second quarter and first two quarters of 2021 for identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share compared to the second quarter and first two quarters of 2019. Two-year financial results for these measures are useful metrics to investors and analysts because they present more accurate comparisons of results and trends over a longer period of time to demonstrate the effect of COVID-19 on our results. The tables provide the two-year stacked results or compounded annual growth rate for each measure presented and how it was calculated. Items identified in these tables should not be considered alternatives to any other measure of performance. These items should not be reviewed in isolation or considered substitutes for the Company's financial results including those measures reported in accordance with GAAP. Due to the nature of these items, as further described below, it is important to identify these items and to review them in conjunction with the Company's financial results reported in accordance with GAAP.

Identical Sales Two-Year Stacked

($ in millions)

	Second Quarter Ended		Second Quarter Ended
	August 14,	August 15,	August 15,	August 17,
	2021	2020	2020	2019
Excluding fuel centers	$27,606	$27,759	$27,761	$24,226
Individual year identical sales result	(0.6)%		14.6%
Two-year stacked identical sales result	14.0%

	Two Quarters Ended		Two Quarters Ended
	August 14,	August 15,	August 15,	August 17,
	2021	2020	2020	2019
Excluding fuel centers	$64,214	$65,945	$65,898	$56,272
Individual year identical sales result	(2.6)%		17.1%
Two-year stacked identical sales result	14.5%

Operating Profit Excluding the Adjusted Items Two-Year CAGR

($ in millions)

	Second Quarter Ended		Two Quarters Ended
	August 14,	August 17,	August 14,	August 17,
	2021	2019	2021	2019
Operating profit	$839	$559	$1,644	$1,460
LIFO charge	47	30	84	46

FIFO Operating profit	886	589	1,728	1,506

Adjustment for pension plan withdrawal liabilities	—	27	449	86
Adjustment for Home Chef contingent consideration	9	2	52	(21)
Adjustment for transformation costs(1)	57	—	101	—
Other	(5)	8	(8)	12

2021 and 2019 Adjusted items	61	37	594	77

Adjusted FIFO operating profit excluding the adjusted items above	$947	$626	$2,322	$1,583

Two-year operating profit CAGR(2)	22.5%		6.1%

Two-year adjusted FIFO operating profit excluding the adjusted items above CAGR(2)	23.0%		21.1%
(1)	Transformation costs primarily include costs related to store and business closure costs and third-party professional consulting fees associated with business transformation and cost saving initiatives.
(2)	CAGR represents the compounded annual growth rate.

Net Earnings per Diluted Share Excluding the Adjusted Items Two-Year CAGR

($ in millions, except per share amounts)

	Second Quarter Ended		Two Quarters Ended
	August 14,	August 17,	August 14,	August 17,
	2021	2019	2021	2019
Net earnings attributable to The Kroger Co.	$467	$297	$607	$1,069

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	22	344	66
Adjustment for gain on sale of Turkey Hill Dairy(1)(3)	—	—	—	(80)
Adjustment for gain on sale of You Technology(1)(4)	—	—	—	(52)
Adjustment for loss (gain) on investments(1)(5)	93	36	460	(44)
Adjustment for Home Chef contingent consideration(1)(6)	7	2	40	(16)
Adjustment for transformation costs(1)(7)	43	—	77	—
2021 and 2019 Adjusted Items	143	60	921	(126)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$610	$357	$1,528	$943

Net earnings attributable to The Kroger Co. per diluted common share	$0.61	$0.37	$0.79	$1.31

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(8)	—	0.03	0.45	0.08
Adjustment for gain on sale of Turkey Hill Dairy(8)	—	—	—	(0.10)
Adjustment for gain on sale of You Technology(8)	—	—	—	(0.06)
Adjustment for loss (gain) on investments(8)	0.12	0.04	0.60	(0.05)
Adjustment for Home Chef contingent consideration(8)	0.01	—	0.05	(0.02)
Adjustment for transformation costs(8)	0.06	—	0.10	—
2021 and 2019 Adjusted Items	0.19	0.07	1.20	(0.15)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.80	$0.44	$1.99	$1.16

Average number of common shares used in diluted calculation	755	805	758	805

Two-year net earnings attributable to The Kroger Co. per diluted common share CAGR(9)	28.4%		(22.3)%

Two-year net earnings attributable to The Kroger Co. per diluted common share CAGR(9)	34.8%		31.0%
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $27 in the second quarter of 2019. The pre-tax adjustment was $449 and $86 in the first two quarters of 2021 and 2019, respectively.
(3)	The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(4)	The pre-tax adjustment for gain on sale of You Technology was ($70).
(5)	The pre-tax adjustment for loss (gain) on investments was $122 and $45 in the second quarter of 2021 and 2019, respectively. The pre-tax adjustment was $601 and ($61) in the first two quarters of 2021 and 2019, respectively.
(6)	The pre-tax adjustment for Home Chef contingent consideration was $9 and $2 in the second quarter of 2021 and 2019, respectively. The pre-tax adjustment was $52 and ($21) in the first two quarters of 2021 and 2019, respectively.
(7)	The pre-tax adjustment for transformation costs was $57 in the second quarter of 2021 and $101 in the first two quarters of 2021. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(8)	The amount presented represents the net earnings per diluted common share effect of each adjustment.
(9)	CAGR represents the compounded annual growth rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 14, 2021, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company is in the midst of a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. Implementation of new accounting ERP modules for general ledger, accounts receivable, accounts payable, fixed assets and a new indirect procurement module were implemented at the beginning of the first quarter of 2021. Additional phases will continue to be implemented over the next several years. There have been no material implementations of modules during the quarter ended August 14, 2021. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.

With the exception of the implementation of the accounting and indirect procurement ERP modules described above in the first quarter of 2021, there were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended August 14, 2021.  The Company will continue to evaluate as additional phases are deployed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
May 23, 2021 to June 19, 2021	1,760,368	$37.45	1,760,210	$1,000
Second four weeks
June 20, 2021 to July 17, 2021	4,772,647	$38.64	3,664,150	$879
Third four weeks
July 18, 2021 to August 14, 2021	3,492,187	$40.65	3,484,823	$779
Total	10,025,202	$39.13	8,909,183	$779
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2021 contained three 28-day periods.

(2)	Includes (i) shares repurchased under the September 2020 Repurchase Program and the June 2021 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 1,116,019 shares that were surrendered to the Company by participants under our long term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the September 2020 Repurchase Program, the June 2021 Repurchase Program and the 1999 Repurchase Program.

(4)	On September 11, 2020, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2020 Repurchase Program”). The September 2020 Repurchase Program authorization replaced the existing November 2019 Repurchase Program. The September 2020 Repurchase Program was exhausted on June 11, 2021. On June 16, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “June 2021 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the June 2021 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The June 2021 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Item 6. Exhibits.

EXHIBIT 3.1	-

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

Amended and Restated Credit Agreement, dated as of July 6, 2021, by and among the Company, the lenders from time-to-time party thereto, Bank of America, N.A. and Wells Fargo Bank National Association, as co-administrative agents, and Bank of America, N.A., as paying agent, is hereby incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021.

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

THE KROGER CO.

Dated: September 17, 2021	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 17, 2021	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer