Form 10-Q
period 2021-11-06
KROGER CO
filed 2021-12-10
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 6, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 735,255,564 shares of Common Stock ($1 par value) outstanding as of December 7, 2021.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 6,	November 7,	November 6,	November 7,
(In millions, except per share amounts)	2021	2020	2021	2020
Sales	$31,860	$29,723	$104,840	$101,761

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	24,959	22,901	81,820	77,906
Operating, general and administrative	5,177	5,194	17,692	18,162
Rent	197	205	648	682
Depreciation and amortization	659	631	2,168	2,073

Operating profit	868	792	2,512	2,938

Other income (expense)
Interest expense	(135)	(129)	(438)	(438)
Non-service component of company-sponsored pension plan costs	(77)	9	(44)	28
(Loss) gain on investments	(94)	162	(694)	952

Net earnings before income tax expense	562	834	1,336	3,480

Income tax expense	77	202	239	816

Net earnings including noncontrolling interests	485	632	1,097	2,664
Net income attributable to noncontrolling interests	2	1	7	2

Net earnings attributable to The Kroger Co.	$483	$631	$1,090	$2,662

Net earnings attributable to The Kroger Co. per basic common share	$0.64	$0.81	$1.44	$3.39

Average number of common shares used in basic calculation	742	772	747	777

Net earnings attributable to The Kroger Co. per diluted common share	$0.64	$0.80	$1.43	$3.35

Average number of common shares used in diluted calculation	752	780	757	785

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 6,	November 7,	November 6,	November 7,
(In millions)	2021	2020	2021	2020
Net earnings including noncontrolling interests	$485	$632	$1,097	$2,664

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	132	22	134	28
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	—	7	—	(12)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	2	1	5	3

Total other comprehensive income	134	30	139	19

Comprehensive income	619	662	1,236	2,683
Comprehensive income attributable to noncontrolling interests	2	1	7	2
Comprehensive income attributable to The Kroger Co.	$617	$661	$1,229	$2,681
(1)	Amount is net of tax of $37 for the third quarter of 2021 and $2 for the third quarter of 2020. Amount is net of tax of $39 for the first three quarters of 2021 and $5 for the first three quarters of 2020.
(2)	Amount is net of tax of $1 for the third quarter of 2020. Amount is net of tax of ($9) for the first three quarters of 2020.
(3)	Amount is net of tax of $4 for the first three quarters of 2021 and $1 for the first three quarters of 2020.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 6,	January 30,
(In millions, except par amounts)	2021	2021
ASSETS
Current assets
Cash and temporary cash investments	$2,288	$1,687
Store deposits in-transit	1,140	1,096
Receivables	1,914	1,781
FIFO inventory	9,070	8,436
LIFO reserve	(1,550)	(1,373)
Prepaid and other current assets	518	876
Total current assets	13,380	12,503

Property, plant and equipment, net	23,316	22,386
Operating lease assets	6,655	6,796
Intangibles, net	954	997
Goodwill	3,076	3,076
Other assets	2,448	2,904

Total Assets	$49,829	$48,662

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,048	$911
Current portion of operating lease liabilities	642	667
Trade accounts payable	7,879	6,679
Accrued salaries and wages	1,458	1,413
Other current liabilities	5,771	5,696
Total current liabilities	16,798	15,366

Long-term debt including obligations under finance leases	12,673	12,502
Noncurrent operating lease liabilities	6,343	6,507
Deferred income taxes	1,619	1,542
Pension and postretirement benefit obligations	490	535
Other long-term liabilities	2,415	2,660

Total Liabilities	40,338	39,112

Commitments and contingencies see Note 7

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2021 and 2020	1,918	1,918
Additional paid-in capital	3,590	3,461
Accumulated other comprehensive loss	(491)	(630)
Accumulated earnings	23,658	23,018
Common shares in treasury, at cost, 1,180 shares in 2021 and 1,160 shares in 2020	(19,156)	(18,191)

Total Shareholders’ Equity - The Kroger Co.	9,519	9,576
Noncontrolling interests	(28)	(26)

Total Equity	9,491	9,550

Total Liabilities and Equity	$49,829	$48,662

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Quarters Ended
	November 6,	November 7,
(In millions)	2021	2020
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,097	$2,664
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,168	2,073
Operating lease asset amortization	468	481
LIFO charge	177	77
Share-based employee compensation	159	147
Company-sponsored pension plans	56	(12)
Deferred income taxes	34	219
Gain on the sale of assets	(34)	(24)
Loss (gain) on investments	694	(952)
Other	106	119
Changes in operating assets and liabilities:
Store deposits in-transit	(44)	77
Receivables	(80)	42
Inventories	(673)	(471)
Prepaid and other current assets	371	(56)
Trade accounts payable	1,200	1,006
Accrued expenses	(40)	469
Income taxes receivable and payable	(54)	89
Operating lease liabilities	(532)	(464)
Other	(282)	413

Net cash provided by operating activities	4,791	5,897

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,008)	(2,062)
Proceeds from sale of assets	139	99
Other	(90)	(85)

Net cash used by investing activities	(1,959)	(2,048)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	43	537
Payments on long-term debt including obligations under finance leases	(915)	(41)
Net payments on commercial paper	—	(1,150)
Dividends paid	(433)	(395)
Proceeds from issuance of capital stock	118	98
Treasury stock purchases	(1,049)	(989)
Proceeds from financing arrangement	166	—
Other	(161)	(128)

Net cash used by financing activities	(2,231)	(2,068)

Net increase in cash and temporary cash investments	601	1,781

Cash and temporary cash investments:
Beginning of year	1,687	399
End of period	$2,288	$2,180

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,008)	$(2,062)
Payments for lease buyouts	—	42
Changes in construction-in-progress payables	(144)	(44)
Total capital investments, excluding lease buyouts	$(2,152)	$(2,064)

Disclosure of cash flow information:
Cash paid during the year for interest	$493	$474
Cash paid during the year for income taxes	$364	$495

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 30, 2021	1,918	$1,918	$3,461	1,160	$(18,191)	$(630)	$23,018	$(26)	$9,550
Issuance of common stock:
Stock options exercised	—	—	—	(2)	31	—	—	—	31
Restricted stock issued	—	—	(35)	(1)	17	—	—	—	(18)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	10	(338)	—	—	—	(338)
Stock options exchanged	—	—	—	2	(64)	—	—	—	(64)
Share-based employee compensation	—	—	56	—	—	—	—	—	56
Other comprehensive income net of income tax of $2	—	—	—	—	—	3	—	—	3
Other	—	—	23	—	(23)	—	1	3	4
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(138)	—	(138)
Net earnings including noncontrolling interests	—	—	—	—	—	—	140	3	143

Balances at May 22, 2021	1,918	$1,918	$3,505	1,169	$(18,568)	$(627)	$23,021	$(20)	$9,229
Issuance of common stock:
Stock options exercised	—	—	—	(2)	54	—	—	—	54
Restricted stock issued	—	—	(99)	(2)	56	—	—	—	(43)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	8	(299)	—	—	—	(299)
Stock options exchanged	—	—	—	1	(50)	—	—	—	(50)
Share-based employee compensation	—	—	52	—	—	—	—	—	52
Other comprehensive income net of income tax of $4	—	—	—	—	—	2	—	—	2
Other	—	—	69	—	(69)	—	—	(2)	(2)
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(154)	—	(154)
Net earnings including noncontrolling interests	—	—	—	—	—	—	467	2	469

Balances at August 14, 2021	1,918	$1,918	$3,527	1,174	$(18,876)	$(625)	$23,334	$(20)	$9,258
Issuance of common stock:
Stock options exercised	—	—	—	(1)	33	—	—	—	33
Restricted stock issued	—	—	(3)	—	—	—	—	—	(3)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	6	(251)	—	—	—	(251)
Stock options exchanged	—	—	—	1	(47)	—	—	—	(47)
Share-based employee compensation	—	—	51	—	—	—	—	—	51
Other comprehensive income net of income tax of $37	—	—	—	—	—	134	—	—	134
Other	—	—	15	—	(15)	—	(1)	(10)	(11)
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(158)	—	(158)
Net earnings including noncontrolling interests	—	—	—	—	—	—	483	2	485

Balances at November 6, 2021	1,918	$1,918	$3,590	1,180	$(19,156)	$(491)	$23,658	$(28)	$9,491

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the third quarters and three quarters ended November 6, 2021 and November 7, 2020, includes the results of operations of the Company for the 12 and 40-week periods then ended.

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, trade accounts payable, accrued salaries and wages and other current liabilities at approximated fair value. Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments. The equity investment in Ocado is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $1,114 and $1,808 as of November 6, 2021 and January 30, 2021, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for this Level 1 investment of approximately $694 and an unrealized gain of approximately $879 for the first three quarters of 2021 and 2020, respectively, are included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. An unrealized loss of $94 and an unrealized gain of $162 for this Level 1 investment were recorded for the third quarters of 2021 and 2020, respectively, and are included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. The Company held other equity investments without a readily determinable fair value. These investments are measured initially at cost and remeasured for observable price changes to fair value through net earnings. The value of these investments, which were measured using Level 3 inputs, was $212 and $156 at November 6, 2021 and January 30, 2021, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The unrealized gain for these Level 3 investments was approximately $73 for the first three quarters of 2020 and is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. Refer to Note 2 for the disclosure of debt instrument fair values.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	November 6,	January 30,
	2021	2021
1.70% to 8.00% Senior Notes due through 2049	$11,104	$11,899
Other	1,134	511

Total debt, excluding obligations under finance leases	12,238	12,410
Less current portion	(946)	(844)

Total long-term debt, excluding obligations under finance leases	$11,292	$11,566

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 6, 2021 and January 30, 2021. At November 6, 2021, the fair value of total debt was $13,976 compared to a carrying value of $12,238. At January 30, 2021, the fair value of total debt was $14,680 compared to a carrying value of $12,410.

In the third quarter of 2021, the Company repaid $500 of senior notes bearing an interest rate of 2.95% using cash on hand. Additionally, in the first three quarters of 2021, the Company repaid $300 of senior notes bearing an interest rate of 2.60% using cash on hand.

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

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the third quarters of 2021 and 2020:

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 6,	November 7,	November 6,	November 7,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$2	$3	$1	$3
Interest cost	24	26	1	1
Expected return on plan assets	(36)	(39)	—	—
Amortization of:
Prior service cost	—	—	(3)	(3)
Actuarial loss (gain)	8	8	(4)	(2)
Settlement loss recognized	87	—	—	—

Net periodic benefit cost	$85	$(2)	$(5)	$(1)

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2021 and 2020:

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 6,	November 7,	November 6,	November 7,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$9	$10	$3	$6
Interest cost	78	86	3	4
Expected return on plan assets	(129)	(130)	—	—
Amortization of:
Prior service cost	—	—	(10)	(9)
Actuarial loss (gain)	29	27	(14)	(6)
Settlement loss recognized	87	—	—	—

Net periodic benefit cost	$74	$(7)	$(18)	$(5)

The Company is not required to make any contributions to its company-sponsored pension plans in 2021, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first three quarters of 2021 and 2020.

The Company contributed $221 and $227 to employee 401(k) retirement savings accounts in the first three quarters of 2021 and 2020, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded. In addition to the recurring multi-employer pension contributions the Company makes in the normal course of business, in the first three quarters of 2021, the Company contributed an incremental $106, $81 net of tax, to multi-employer pension plans, helping stabilize future associate benefits. In the first three quarters of 2020, the Company contributed an incremental $236, $180 net of tax, to multi-employer pension plans.

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

During the third quarter of 2021, the Company settled certain company-sponsored pension plan obligations using existing assets of the plans. The Company recognized a non-cash settlement charge of $87, $68 net of tax, associated with the settlement of its obligations for the eligible participants’ pension balances that were distributed out of the plans via a lump sum distribution or the purchase of an annuity contract, based on each participant’s election. The settlement charge is included in “Non-service component of company-sponsored pension plan costs” in the Consolidated Statements of Operations.

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

	Third Quarter Ended			Third Quarter Ended
	November 6, 2021			November 7, 2020
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$478	742	$0.64	$625	772	$0.81
Dilutive effect of stock options		10			8

Net earnings attributable to The Kroger Co. per diluted common share	$478	752	$0.64	$625	780	$0.80

	Three Quarters Ended			Three Quarters Ended
	November 6, 2021			November 7, 2020
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,079	747	$1.44	$2,631	777	$3.39
Dilutive effect of stock options		10			8

Net earnings attributable to The Kroger Co. per diluted common share	$1,079	757	$1.43	$2,631	785	$3.35

The Company had combined undistributed and distributed earnings to participating securities totaling $5 and $6 in the third quarters of 2021 and 2020, respectively. For the first three quarters of 2021 and 2020, the Company had combined undistributed and distributed earnings to participating securities of $11 and $31, respectively.

The Company had options outstanding for approximately 1 million and 8 million shares during the third quarters of 2021 and 2020, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 3 million and 9 million shares during the first three quarters of 2021 and 2020, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In the first quarter of 2021, the Company opened its first two Kroger Delivery customer fulfillment centers in Monroe, Ohio and Groveland, Florida. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company established a finance lease when each facility began fulfilling orders to customers and used its 10 year incremental borrowing rate of 1.66% to calculate the lease liability. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, it will account for all payments to Ocado as lease payments. During the first quarter of 2021, the Company recorded finance lease assets of $267 and finance lease liabilities of $249 related to these two location openings.

6.	RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides optional expedients and exceptions for applying GAAP to certain contract modifications and hedging relationships that reference LIBOR or other reference rates expected to be discontinued. This guidance is effective upon issuance and can be applied through December 31, 2022. The Company may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The adoption of the standard is not expected to have a material effect on the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

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

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2021 and 2020:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 1, 2020	$(42)	$(598)	$(640)
OCI before reclassifications(2)	(12)	21	9
Amounts reclassified out of AOCI(3)	3	7	10
Net current-period OCI	(9)	28	19
Balance at November 7, 2020	$(51)	$(570)	$(621)

Balance at January 30, 2021	$(54)	$(576)	$(630)
OCI before reclassifications(2)	—	131	131
Amounts reclassified out of AOCI(3)	5	3	8
Net current-period OCI	5	134	139
Balance at November 6, 2021	$(49)	$(442)	$(491)
(1)	All amounts are net of tax.
(2)	Net of tax of ($9) for cash flow hedging activities for the first three quarters of 2020. Net of tax of $37 for pension and post retirement defined benefit plans for the first three quarters of 2021.
(3)	Net of tax of $1 for cash flow hedging activities and $5 for pension and postretirement defined benefit plans for the first three quarters of 2020. Net of tax of $4 for cash flow hedging activities and $2 for pension and postretirement defined benefit plans for the first three quarters of 2021.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarters and first three quarters of 2021 and 2020:

	Third Quarter Ended		Three Quarters Ended
	November 6,	November 7,	November 6,	November 7,
	2021	2020	2021	2020
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$1	$9	$4
Tax expense	—	—	(4)	(1)
Net of tax	2	1	5	3

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	1	3	5	12
Tax expense	—	(2)	(2)	(5)
Net of tax	1	1	3	7
Total reclassifications, net of tax	$3	$2	$8	$10
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

9.	INCOME TAXES

The effective income tax rate was 13.8% and 24.2% for the third quarters of 2021 and 2020, respectively. The effective income tax rate was 17.9% and 23.4% for the first three quarters of 2021 and 2020, respectively. The effective income tax rate for the third quarter and the first three quarters of 2021 differed from the federal statutory rate due to a discrete benefit of $47 which was primarily from the favorable outcome of income tax audit examinations covering multiple years, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first three quarters of 2021 include the following, which we define as the “2021 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $449 million, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund; $61 million, $47 million net of tax, for the revaluation of Home Chef contingent consideration and $107 million, $82 million net of tax, for transformation costs (the “2021 OG&A Adjusted Items”).

●	Losses in other income (expense) of $87 million, $68 million net of tax, related to company-sponsored pension plan settlements and $694 million, $533 million net of tax, for the unrealized loss on investments (the “2021 Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $47 million primarily due to the completion of income tax audit examinations covering multiple years.

Net earnings for the third quarter of 2021 include the following, which we define as the “2021 Third Quarter Adjusted Items”:

●	Charges to OG&A of $10 million, $7 million net of tax, for the revaluation of Home Chef contingent consideration and $6 million, $5 million net of tax, for transformation costs (the “2021 Third Quarter OG&A Adjusted Items”).

●	Losses in other income (expense) of $87 million, $68 million net of tax, related to company-sponsored pension plan settlements and $94 million, $73 million net of tax, for the unrealized loss on investments (the “2021 Third Quarter Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $47 million primarily due to the completion of income tax audit examinations covering multiple years.

Net earnings for the first three quarters of 2020 include the following, which we define as the “2020 Adjusted Items”:

●	Charges to OG&A of $109 million, $80 million net of tax, for the revaluation of Home Chef contingent consideration and $100 million, $73 million net of tax, for transformation costs (the “2020 OG&A Adjusted Items”).

●	Gains in other income (expense) of $952 million, $705 million net of tax, for the unrealized gain on investments (the “2020 Other Income (Expense) Adjusted Item”).

Net earnings for the third quarter of 2020 include the following, which we define as the “2020 Third Quarter Adjusted Items”:

●	Charges to OG&A of $24 million, $17 million net of tax, for the revaluation of Home Chef contingent consideration and $33 million, $24 million net of tax, for transformation costs (the “2020 Third Quarter OG&A Adjusted Items”).

●	Gains in other income (expense) of $162 million, $115 million net of tax, for the unrealized gain on investments (the “2020 Third Quarter Other Income (Expense) Adjusted Item”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table and the tables in the “Two-Year Financial Results” section below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measure and related disclosure.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “confident,” “continue,” “could,” “estimate,” “expect,” “future,” “guidance,” “maintain,” “may,” “strategy,” “trend,” “will,” “well positioned,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the ongoing COVID-19 pandemic (including any variant), natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: COVID-19 pandemic related factors, risks and challenges, including among others, the length of time that the pandemic continues, new variants of the virus and the effectiveness of vaccines against variants, continued efficacy of vaccines over time and availability of vaccine boosters, the extent of continued vaccine disinformation and vaccine refusal, and global access to vaccines, as well as the effect of emerging vaccine and/or testing mandates and related regulations, the potential for additional future spikes in infection and illness rates including breakthrough infections among the fully vaccinated, and the corresponding potential for disruptions in workforce availability and customer shopping patterns, re-imposed restrictions as a result of resurgence and the corresponding future easing of restrictions, and interruptions in domestic and global supply chains or capacity constraints; the pace of recovery when the pandemic subsides; labor negotiations or disputes; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary and deflationary trends in certain commodities; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; changes in inflation or deflation in product and operating costs; stock repurchases; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events, including the coronavirus; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and widening and deepening our strategic moats of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

EXECUTIVE SUMMARY – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Our strategy to lead with fresh and accelerate with digital continues to connect with our customers. This strategy led to identical sales without fuel and adjusted net earnings per diluted share results exceeding our internal expectations for the third quarter of 2021, as we were disciplined in balancing investments in our associates and customers with strong cost management and continued growth in our alternative profit businesses. We continue to be on track to deliver over $1 billion of incremental cost savings in 2021 and we expect Alternative Profit growth to be towards the top end of our target range of $100 million to $150 million of incremental profit in 2021. Our agility and the commitment from our associates is allowing us to navigate a more volatile inflationary environment, current labor and supply chain conditions, and provide fresh food at affordable prices across our seamless ecosystem.

Our seamless ecosystem is working. This was evident during the quarter as we saw customers seamlessly shift between channels, and we saw strong digital engagement. Identical sales without fuel returned to positive for the quarter, growing 3.1% for the third quarter of 2021, which results in a two-year stacked growth rate of 14.0%. Identical sales without fuel decreased 1.0% for the first three quarters of 2021, which results in a two-year stacked growth rate of 14.3%. Digital sales two-year stacked growth was 103% during the third quarter of 2021 and has grown triple digits since the beginning of 2019. Driven by our continued momentum and sustained food at home trends, we raised our full year 2021 guidance for identical sales without fuel and adjusted net earnings per diluted share. We are emerging stronger through the pandemic and are well positioned to grow beyond 2021.

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

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 6,	Percentage	November 7,	November 6,	Percentage	November 7,
	2021	Change	2020	2021	Change	2020
Sales	$31,860	7.2%	$29,723	$104,840	3.0%	$101,761
Sales without fuel	$28,218	2.9%	$27,414	$93,632	(0.9)%	$94,479
Net earnings attributable to The Kroger Co.	$483	(23.5)%	$631	$1,090	(59.1)%	$2,662
Adjusted net earnings attributable to The Kroger Co.	$589	5.7%	$557	$2,117	0.3%	$2,110
Net earnings attributable to The Kroger Co. per diluted common share	$0.64	(20.0)%	$0.80	$1.43	(57.3)%	$3.35
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.78	9.9%	$0.71	$2.77	4.1%	$2.66
Operating profit	$868	9.6%	$792	$2,512	(14.5)%	$2,938
Adjusted FIFO operating profit	$974	11.8%	$871	$3,297	2.5%	$3,218
Dividends paid	$159	12.8%	$141	$433	9.6%	$395
Dividends paid per common share	$0.21	16.7%	$0.18	$0.57	14.0%	$0.50
Identical sales excluding fuel	3.1%	N/A	10.9%	(1.0)%	N/A	15.3%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	(0.41)	N/A	(0.02)	(0.57)	N/A	0.20
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	(0.49)	N/A	(0.30)	(0.82)	N/A	(0.06)
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end	$308	N/A	$(556)	$308	N/A	$(556)
Share repurchases	$298	N/A	$321	$1,049	N/A	$989

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

Notable items for the third quarter and first three quarters of 2021 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.64 for the third quarter and $1.43 for the first three quarters. This results in a two-year compounded annual growth rate of 41.4% for the third quarter and (6.6%) for the first three quarters.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.78 for the third quarter and $2.77 for the first three quarters. This results in a two-year compounded annual growth rate of 28.8% for the third quarter and 30.8% for the first three quarters.

●	Achieved operating profit of $868 million for the third quarter and $2.5 billion for the first three quarters. This results in a two-year compounded annual growth rate of 84.9% for the third quarter and 21.1% for the first three quarters.

●	Achieved adjusted FIFO operating profit of $974 million for the third quarter and $3.3 billion for the first three quarters. This results in a two-year compounded annual growth rate of 22.1% for the third quarter and 21.4% for the first three quarters.

●	During the first three quarters of 2021, we generated cash flows from operations of $4.8 billion.

●	During the first three quarters of 2021, we returned $1.5 billion to shareholders through share repurchases and dividend payments.

Other Financial Results

●	Identical sales, excluding fuel, increased 3.1% for the third quarter and decreased 1.0% for the first three quarters of 2021. This results in a two-year stacked growth rate of 14.0% for the third quarter and 14.3% for the first three quarters of 2021.

●	Digital sales two-year stacked growth was 103% during the third quarter of 2021. Digital sales include products ordered online and picked up at our stores and products delivered or shipped directly to a customer’s home.

●	Our Home Chef business surpassed $1 billion in annualized sales in the third quarter of 2021, becoming the newest Our Brands billion dollar brand in our portfolio.

●	Alternative profit businesses delivered record operating profit for the third quarter of 2021 fueled by our digital media business – Kroger Precision Marketing (“KPM”) and Kroger Personal Finance. We remain on track to achieve the high end of our expected range of $100 million to $150 million of incremental operating profit in 2021.

●	We are currently operating in a more volatile inflationary environment and we experienced higher product cost inflation in most departments during the third quarter and first three quarters of 2021. Our LIFO charge was $93 million for the third quarter and $177 million for the first three quarters of 2021. The increase in our LIFO charge reflects our expected annualized product cost inflation for 2021, compared to 2020, and was primarily driven by grocery and meat.

Significant Events

●	During the third quarter of 2021, we settled certain company-sponsored pension plan obligations using existing assets of the plans. We recognized a non-cash settlement charge of $87 million, $68 million net of tax, associated with the settlement of our obligations for the eligible participants’ pension balances that were distributed out of the plans via a lump sum distribution or the purchase of an annuity contract, based on each participant’s election. The settlement charge is included in “Non-service component of company-sponsored pension plan costs” in the Consolidated Statements of Operations. The impact of this transaction on net earnings per diluted share was $0.09 for the first three quarters and is excluded from adjusted net earnings per diluted share results.

●	During the first quarter of 2021, Fred Meyer and QFC and four local unions ratified an agreement for the transfer of liabilities from the Sound Retirement Trust to the UFCW Consolidated Pension Plan. We will transfer $449 million in net accrued pension liabilities and prepaid escrow funds, on a pre-tax basis, to fulfill obligations for past service for associates and retirees. On an after-tax basis, $344 million will be needed to execute this transaction. The agreement will be satisfied by cash installment payments to the UFCW Consolidated Pension Plan and are expected to be paid evenly over seven years. The impact of this transaction on net earnings per diluted share was $0.45 for the first three quarters and is excluded from adjusted net earnings per diluted share results.

●	In the first quarter of 2021, we opened our first two Kroger Delivery customer fulfillment centers powered by Ocado in Monroe, Ohio and Groveland, Florida, a new geography.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2021 and 2020 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 6,	November 7,	Percentage	November 6,	November 7,	Percentage
	2021	2020	Change	2021	2020	Change
Net earnings attributable to The Kroger Co.	$483	$631		$1,090	$2,662

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	—		344	—
Adjustment for company-sponsored pension plan settlement charges(1)(3)	68	—		68	—
Adjustment for loss (gain) on investments(1)(4)	73	(115)		533	(705)
Adjustment for Home Chef contingent consideration(1)(5)	7	17		47	80
Adjustment for transformation costs(1)(6)	5	24		82	73
Adjustment for completion of income tax audit examinations(1)	(47)	—		(47)	—
2021 and 2020 Adjusted Items	106	(74)		1,027	(552)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$589	$557	5.7%	$2,117	$2,110	0.3%

Net earnings attributable to The Kroger Co. per diluted common share	$0.64	$0.80		$1.43	$3.35

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(7)	—	—		0.45	—
Adjustment for company-sponsored pension plan settlement charges(7)	0.09	—		0.09	—
Adjustment for loss (gain) on investments(7)	0.10	(0.15)		0.70	(0.90)
Adjustment for Home Chef contingent consideration(7)	0.01	0.02		0.06	0.10
Adjustment for transformation costs(7)	0.01	0.04		0.11	0.11
Adjustment for completion of income tax audit examinations(7)	(0.07)	—		(0.07)	—
2021 and 2020 Adjusted Items	0.14	(0.09)		1.34	(0.69)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.78	$0.71	9.9%	$2.77	$2.66	4.1%

Average number of common shares used in diluted calculation	752	780		757	785

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $449.
(3)	The pre-tax adjustment for company-sponsored pension plan settlement charges was $87.
(4)	The pre-tax adjustment for loss (gain) on investments was $94 and ($162) in the third quarters of 2021 and 2020, respectively. The pre-tax adjustment was $694 and ($952) in the first three quarters of 2021 and 2020, respectively.
(5)	The pre-tax adjustment for Home Chef contingent consideration was $10 and $24 in the third quarters of 2021 and 2020, respectively. The pre-tax adjustment was $61 and $109 in the first three quarters of 2021 and 2020, respectively.
(6)	The pre-tax adjustment for transformation costs was $6 and $33 in the third quarters of 2021 and 2020, respectively. The pre-tax adjustment was $107 and $100 in the first three quarters of 2021 and 2020, respectively. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(7)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 6,	Percentage	November 7,	Percentage	November 6,	Percentage	November 7,	Percentage
	2021	Change(1)	2020	Change(2)	2021	Change(3)	2020	Change(4)
Total sales to retail customers without fuel(5)	$27,982	3.0%	$27,179	10.6%	$92,873	(1.0)%	$93,830	14.8%
Supermarket fuel sales	3,642	57.7%	2,309	(28.8)%	11,208	53.9%	7,282	(34.1)%
Other sales(6)	236	0.4%	235	49.7%	759	16.9%	649	11.1%

Total sales	$31,860	7.2%	$29,723	6.3%	$104,840	3.0%	$101,761	9.0%
(1)	This column represents the percentage change in the third quarter of 2021, compared to the third quarter of 2020.
(2)	This column represents the percentage change in the third quarter of 2020, compared to the third quarter of 2019.
(3)	This column represents the percentage change in the first three quarters of 2021, compared to the first three quarters of 2020.
(4)	This column represents the percentage change in the first three quarters of 2020, compared to the first three quarters of 2019.
(5)	Digital sales include products ordered online and picked up at our stores and products delivered or shipped directly to a customer’s home. Digital sales decreased approximately 5% in the third quarter of 2021 and grew approximately 108% in the third quarter of 2020. Digital sales grew approximately 1% and 115% in the first three quarters of 2021 and 2020, respectively. The change in results for 2021 compared to 2020 is primarily due to cycling COVID-19 trends. While digital sales decreased 5% during the third quarter of 2021, almost all customers who reduced their online spend during the quarter continued to shop with us in store, highlighting the power of our seamless ecosystem and our ability to create a meaningful customer experience across channels. Digital sales are included in the “total sales to retail customers without fuel” line above.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services and third party media revenue. The increase in the third quarter of 2021, compared to the third quarter of 2020, is primarily due to an increase in data analytic services and third-party media revenue, partially offset by decreased external sales at food production plants due to the closing of a plant. The increase in the first three quarters of 2021, compared to the first three quarters of 2020, is primarily due to an increase in data analytic services and third-party media revenue.

Total sales were $31.9 billion in the third quarter of 2021, compared to $29.7 billion in the third quarter of 2020. This increase was due to an increase in supermarket fuel sales and an increase in total sales to retail customers without fuel. Total sales, excluding fuel, increased 2.9% in the third quarter of 2021, compared to the third quarter of 2020. This increase was primarily due to our identical sales increase, excluding fuel, of 3.1%. Identical sales, excluding fuel, for the third quarter of 2021, compared to the third quarter of 2020, increased primarily due to an increase in units per basket sold and retail inflation. Our two-year identical sales, excluding fuel, stacked growth was 14.0%. Total supermarket fuel sales increased 57.7% in the third quarter of 2021, compared to the third quarter of 2020, primarily due to an increase in fuel gallons sold of 4.8% and an increase in the average retail fuel price of 50.5%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

Total sales were $104.8 billion in the first three quarters of 2021, compared to $101.8 billion in the first three quarters of 2020. This increase was due to an increase in supermarket fuel sales, partially offset by a decrease in total sales to retail customers without fuel. Total sales, excluding fuel, decreased 0.9% in the first three quarters of 2021, compared to the first three quarters of 2020. This decrease was primarily due to our identical sales decrease, excluding fuel, of 1.0%. The decrease in identical sales, excluding fuel, was primarily caused by unprecedented demand due to the COVID-19 pandemic during the first three quarters of 2020. Our two-year identical sales, excluding fuel, stacked growth was 14.3%. Total supermarket fuel sales increased 53.9% in the first three quarters of 2021, compared to the first three quarters of 2020, primarily due to an increase in fuel gallons sold of 8.7% and an increase in the average retail fuel price of 41.8%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the third quarter and first three quarters of 2021.

Identical Sales

($ in millions)

	Third Quarter Ended
	November 6,	Percentage	November 7,	Percentage
	2021	Change(1)	2020	Change(2)
Excluding fuel centers	$27,685	3.1%	$26,850	10.9%
(1)	This column represents the percentage change in identical sales in the third quarter of 2021, compared to the third quarter of 2020.
(2)	This column represents the percentage change in identical sales in the third quarter of 2020, compared to the third quarter of 2019.

	Three Quarters Ended
	November 6,	Percentage	November 7,	Percentage
	2021	Change(1)	2020	Change(2)
Excluding fuel centers	$91,899	(1.0)%	$92,795	15.3%
(1)	This column represents the percentage change in identical sales in the first three quarters of 2021, compared to the first three quarters of 2020.
(2)	This column represents the percentage change in identical sales in the first three quarters of 2020, compared to the first three quarters of 2019.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.66% for the third quarter of 2021, compared to 22.95% for the third quarter of 2020. The decrease in rate in the third quarter of 2021, compared to the third quarter of 2020, resulted primarily from increased fuel sales, which have a lower gross margin rate, a decrease in our fuel gross margin, continued investments in lower prices for our customers, a higher LIFO charge and increased transportation costs, as a percentage of sales, partially offset by effective negotiations to achieve savings on the cost of products sold.

Our gross margin rate, as a percentage of sales, was 21.96% for the first three quarters of 2021, compared to 23.44% for the first three quarters of 2020. The decrease in rate in the first three quarters of 2021, compared to the first three quarters of 2020, resulted primarily from increased fuel sales, which have a lower gross margin rate, a decrease in our fuel gross margin, continued investments in lower prices for our customers, a COVID-19-related inventory write down for personal protective equipment to be donated to community partners, the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which decreases our gross margin, as a percentage of sales, a higher LIFO charge and increased shrink and transportation costs, as a percentage of sales, partially offset by growth in our alternative profit businesses and effective negotiations to achieve savings on the cost of products sold.

Our LIFO charge was $93 million for the third quarter of 2021 compared to $23 million for the third quarter of 2020. Our LIFO charge was $177 million for the first three quarters of 2021 compared to $77 million for the first three quarters of 2020. The increase in our LIFO charge reflects our expected annualized product cost inflation for 2021, compared to 2020, and was primarily driven by grocery and meat.

Our FIFO gross margin rate, which excludes the third quarter LIFO charge, was 21.95% for the third quarter of 2021, compared to 23.03% for the third quarter of 2020. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 41 basis points in the third quarter of 2021, compared to the third quarter of 2020. This decrease resulted primarily from continued investments in lower prices for our customers and increased transportation costs, as a percentage of sales, partially offset by effective negotiations to achieve savings on the cost of products sold.

Our FIFO gross margin rate, which excludes the first three quarters LIFO charge, was 22.13% for the first three quarters of 2021, compared to 23.52% for the first three quarters of 2020. Excluding the effect of fuel, our FIFO gross margin rate decreased 57 basis points in the first three quarters of 2021, compared to the first three quarters of 2020. This decrease resulted primarily from continued investments in lower prices for our customers, a COVID-19-related inventory write down for personal protective equipment to be donated to community partners, the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which decreases our gross margin, as a percentage of sales, and increased shrink and transportation costs, as a percentage of sales, partially offset by growth in our alternative profit businesses and effective negotiations to achieve savings on the cost of products sold.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.25% for the third quarter of 2021, compared to 17.48% for the third quarter of 2020. The decrease in the third quarter of 2021, compared to the third quarter of 2020 resulted primarily from the effect of increased sales to retail customers without fuel, which decreases our OG&A rate, as a percentage of sales, the 2020 Third Quarter OG&A Adjusted Items, the effect of increased fuel sales, which decreases our OG&A rate, as a percentage of sales, decreased incentive plan costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in hourly rate and benefits for our associates and the 2021 Third Quarter OG&A Adjusted Items.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2021 Third Quarter OG&A Adjusted Items and the 2020 Third Quarter OG&A Adjusted Items, our OG&A rate decreased 49 basis points in the third quarter of 2021, compared to the third quarter of 2020. This decrease resulted primarily from the effect of increased sales to retail customers without fuel, which decreases our OG&A rate, as a percentage of sales, decreased incentive plan costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in hourly rate and benefits for our associates.

OG&A expenses, as a percentage of sales, were 16.88% for the first three quarters of 2021, compared to 17.85% for the first three quarters of 2020. The decrease in the first three quarters of 2021, compared to the first three quarters of 2020 resulted primarily from decreased COVID-19-related costs, lower contributions to multi-employer pension plans, decreased incentive plan costs, the 2020 OG&A Adjusted Items, the effect of increased fuel sales, which decreases our OG&A rate, as a percentage of sales, and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in hourly rate and benefits for our associates, the 2021 OG&A Adjusted Items and the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which increases our OG&A expense, as a percentage of sales.

Excluding the effect of fuel, the 2021 OG&A Adjusted Items and the 2020 OG&A Adjusted Items, our OG&A rate decreased 82 basis points in the first three quarters of 2021, compared to the first three quarters of 2020. This decrease resulted primarily from decreased COVID-19-related costs, lower contributions to multi-employer pension plans, decreased incentive plan costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in hourly rate and benefits for our associates and the effect of supermarket sales deleverage, excluding fuel, due to cycling COVID-19 trends which increases our OG&A expense, as a percentage of sales.

Rent Expense

Rent expense decreased in total and as a percentage of sales, in both the third quarter and first three quarters of 2021, compared to the same periods in 2020. These decreases resulted primarily from the completion of a property transaction related to 28 previously leased properties that we are now accounting for as owned locations and therefore recognizing depreciation and amortization expense over their useful life. For additional information about this transaction, see Note 2 to the Consolidated Financial Statements.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent, as a percentage of sales, in both the third quarter and first three quarters of 2021, compared to the same periods in 2020.

Operating Profit and FIFO Operating Profit

Operating profit was $868 million, or 2.72% of sales, for the third quarter of 2021, compared to $792 million, or 2.67% of sales, for the third quarter of 2020. Operating profit, as a percentage of sales, increased 5 basis points in the third quarter of 2021, compared to the third quarter of 2020, due to the effect of increased sales to retail customers without fuel, decreased OG&A expense, as a percentage of sales, and increased fuel earnings, partially offset by an increased LIFO charge and a lower FIFO gross margin rate.

Operating profit was $2.5 billion, or 2.40% of sales, for the first three quarters of 2021, compared to $2.9 billion, or 2.89% of sales, for the first three quarters of 2020. Operating profit, as a percentage of sales, decreased 49 basis points in the first three quarters of 2021, compared to the first three quarters of 2020, due to the effect of reduced sales to retail customers without fuel, as we cycle prior year COVID-19 trends, an increased LIFO charge, a lower FIFO gross margin rate and decreased fuel earnings, partially offset by decreased OG&A expense, as a percentage of sales.

FIFO operating profit was $961 million, or 3.02% of sales, for the third quarter of 2021, compared to $815 million, or 2.74% of sales, for the third quarter of 2020. FIFO operating profit, as a percentage of sales, excluding the 2021 and 2020 Third Quarter Adjusted Items, increased 13 basis points in the third quarter of 2021, compared to the third quarter of 2020, due to decreased OG&A expense, as a percentage of sales, the effect of increased sales to retail customers without fuel and increased fuel earnings, partially offset by a lower gross margin rate.

FIFO operating profit was $2.7 billion, or 2.56% of sales, for the first three quarters of 2021, compared to $3.0 billion, or 2.96% of sales, for the first three quarters of 2020. FIFO operating profit, as a percentage of sales, excluding the 2021 and 2020 Adjusted Items, decreased 2 basis points in the first three quarters of 2021, compared to the first three quarters of 2020, due to the effect of reduced sales to retail customers without fuel as we cycle prior year COVID-19 trends, a lower gross margin rate and decreased fuel earnings, partially offset by decreased OG&A expense, as a percentage of sales.

Specific factors contributing to the operating trends for operating profit and FIFO operating profit above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2021 and 2020 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	Third Quarter Ended		Three Quarters Ended
	November 6,	November 7,	November 6,	November 7,
	2021	2020	2021	2020
Operating profit	$868	$792	$2,512	$2,938
LIFO charge	93	23	177	77

FIFO Operating profit	961	815	2,689	3,015

Adjustment for pension plan withdrawal liabilities	—	—	449	—
Adjustment for Home Chef contingent consideration	10	24	61	109
Adjustment for transformation costs(1)	6	33	107	100
Other	(3)	(1)	(9)	(6)

2021 and 2020 Adjusted items	13	56	608	203

Adjusted FIFO operating profit excluding the adjusted items above	$974	$871	$3,297	$3,218
(1)	Transformation costs primarily include costs related to store and business closure costs and third-party professional consulting fees associated with business transformation and cost saving initiatives.

Income Taxes

The effective income tax rate was 13.8% and 24.2% for the third quarters of 2021 and 2020, respectively. The effective income tax rate was 17.9% and 23.4% for the first three quarters of 2021 and 2020, respectively. The effective income tax rate for the third quarter and the first three quarters of 2021 differed from the federal statutory rate due to a nonrecurring benefit of $47 million which was primarily from the favorable outcome of income tax audit examinations covering multiple years, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes. The effective income tax rate for the third quarter and the first three quarters of 2020 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions and the benefit from share-based payments.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings were $0.64 per diluted share for the third quarter of 2021 compared to net earnings of $0.80 per diluted share for the third quarter of 2020. Adjusted net earnings of $0.78 per diluted share for the third quarter of 2021 represented an increase of 9.9% compared to adjusted net earnings of $0.71 per diluted share for the third quarter of 2020. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit without fuel, increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher LIFO charge.

Net earnings were $1.43 per diluted share for the first three quarters of 2021 compared to net earnings of $3.35 per diluted share for the first three quarters of 2020. Adjusted net earnings of $2.77 per diluted share for the first three quarters of 2021 represented an increase of 4.1% compared to adjusted net earnings of $2.66 per diluted share for the first three quarters of 2020. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit without fuel and lower weighted average common shares outstanding due to common share repurchases, partially offset by decreased fuel earnings and a higher LIFO charge.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

Net cash provided by operating activities

We generated $4.8 billion of cash from operations in the first three quarters of 2021 compared to $5.9 billion in the first three quarters of 2020. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $4.9 billion of operating cash flow in the first three quarters of 2021 compared to $4.8 billion in the first three quarters of 2020. Cash provided (used) by operating activities for changes in operating assets and liabilities, including working capital, was ($134) million in the first three quarters of 2021 compared to $1.1 billion in the first three quarters of 2020. The decrease in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	An increase in FIFO inventory at the end of the third quarter of 2021, compared to the third quarter of 2020, due to the accelerated timing of inventory sell-through in the prior year resulting from elevated demand for our products during the pandemic;

●	A decrease in accrued expenses at the end of the third quarter of 2021, compared to fiscal year end 2020, primarily due to a decrease in the current portion of our commitments due to the National Fund as a result of a contractual payment; and

●	An increase in long-term liabilities at the end of 2020, primarily due to an increase in the noncurrent portion of the deferral of the employer portion of social security tax payments as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was enacted in the first quarter of 2020;

●	Partially offset by a decrease in prepaid and other current assets due to the transfer of prepaid escrow funds to fulfill obligations related to the restructuring of multi-employer pension plans; and

●	Cash flows for trade accounts payable were more favorable in the first three quarters of 2021, compared to the first three quarters of 2020, due to increased trade accounts payable at the end of the third quarter of 2021, primarily related to improved vendor terms and timing of payments.

Cash paid for taxes decreased in the first three quarters of 2021, compared to the first three quarters of 2020, primarily due to lower taxable income in the first three quarters of 2021, compared to the first three quarters of 2020.

Net cash used by investing activities

Investing activities used cash of $2.0 billion in each of the first three quarters of 2021 and 2020. The amount of cash used for investing activities for the first three quarters of 2021, compared to the first three quarters of 2020, remained consistent due to balanced payments for property and equipment and proceeds from the sale of assets.

Net cash used by financing activities

We used $2.2 billion of cash for financing activities in the first three quarters of 2021 compared to $2.1 billion in the first three quarters of 2020. The amount of cash used for financing activities increased in the first three quarters of 2021 compared to the first three quarters of 2020, primarily due to the following:

●	Decreased proceeds from issuance of long-term debt; and

●	Increased payments on long-term debt including obligations under finance leases;

●	Partially offset by decreased net payments on commercial paper; and

●	Increased proceeds from financing arrangement.

Debt Management

As of November 6, 2021, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of November 6, 2021, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $3 million as of November 6, 2021.

Our bank credit facility and the indentures underlying our publicly issued debt contain a financial covenant. As of November 6, 2021, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, increased $308 million as of November 6, 2021 compared to our fiscal year end 2020 debt of $13.4 billion. This increase resulted primarily from the completion of a property transaction. We purchased and then immediately sold a portfolio of 28 of our existing stores, allowing us to secure long-term access to these locations at favorable lease rates. The structure used to complete this transaction requires our liability to be shown as debt. Additionally, there was a net increase in obligations under finance leases of $479 million primarily related to our two Kroger Delivery customer fulfillment center openings, which was partially offset by the payments of $300 million of senior notes bearing an interest rate of 2.60% and $500 million of senior notes bearing an interest rate of 2.95%.

Common Share Repurchase Program

During the third quarter of 2021, we invested $298 million to repurchase 7.3 million Kroger common shares at an average price of $40.74 per share. For the first three quarters of 2021, we invested $1.0 billion to repurchase 27.6 million Kroger common shares at an average price of $37.95 per share. The shares repurchased in the first three quarters of 2021 were reacquired under the following share repurchase programs:

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

The September 2020 Repurchase Program was exhausted on June 11, 2021. As of November 6, 2021, there was $511 million remaining under the June 2021 Repurchase Program.

Liquidity Needs

Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our liquidity needs include anticipated requirements for working capital, capital investments, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, offset by cash and temporary cash investments on hand at the end of the third quarter of 2021. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We have approximately $900 million of senior notes maturing in the next twelve months, $311 million of the employer portion of social security tax payments we have deferred under the CARES Act that is required to be paid by December 31, 2021 (as further discussed below) and expect to pay approximately $300 million in the first half of 2022 to satisfy a portion of certain newly restructured multi-employer pension plan commitments. We expect to satisfy these obligations using cash generated from operations, temporary cash investments on hand, or through the issuance of additional senior notes or commercial paper. We believe we have adequate coverage of our debt covenant to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

We held cash and temporary cash investments of $2.3 billion as of the end of the third quarter of 2021, which reflects an increase compared to our fiscal year end 2020 balance of $1.7 billion, due to our strong operating performance in the first three quarters of 2021. We remain committed to our dividend and share repurchase program and we will evaluate the optimal use of any excess free cash flow, consistent with our previously stated capital allocation strategy.

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

For additional information about our debt activity in the first three quarters of 2021, see Note 2 to the Consolidated Financial Statements.

CAPITAL INVESTMENTS

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $922 million for the third quarter of 2021 compared to $624 million for the third quarter of 2020. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.2 billion for the first three quarters of 2021 compared to $2.1 billion for the first three quarters of 2020. During the rolling four quarter period ended with the third quarter of 2021, we opened, expanded, relocated or acquired 10 supermarkets and also completed 69 major within-the-wall remodels. Total supermarket square footage at the end of the third quarter of 2021 remained consistent with the end of the third quarter of 2020. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2021 increased 0.2% over the end of the third quarter of 2020.

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

NEW ACCOUNTING STANDARDS

Refer to Note 6 to the Consolidated Financial Statements for recently issued accounting standards not yet adopted as of November 6, 2021.

TWO-YEAR FINANCIAL RESULTS

Significant fluctuations occurred in our business during 2020 due to the COVID-19 pandemic. As a result, management compares current year identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share results to the same metrics for the comparable period in 2019, in addition to comparisons made to 2020. This enables management to evaluate results of the business and our financial model over a longer period of time, and to better understand the state of the business after the height of the pandemic compared to the period of time prior to the pandemic. The purpose of the following tables is to better illustrate comparable two-year growth from our ongoing business for the third quarter and first three quarters of 2021 for identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share compared to the third quarter and first three quarters of 2019. Two-year financial results for these measures are useful metrics to investors and analysts because they present more accurate comparisons of results and trends over a longer period of time to demonstrate the effect of COVID-19 on our results. The tables provide the two-year stacked results or compounded annual growth rate for each measure presented and how it was calculated. Items identified in these tables should not be considered alternatives to any other measure of performance. These items should not be reviewed in isolation or considered substitutes for the Company's financial results including those measures reported in accordance with GAAP. Due to the nature of these items, as further described below, it is important to identify these items and to review them in conjunction with the Company's financial results reported in accordance with GAAP.

Identical Sales Two-Year Stacked

($ in millions)

	Third Quarter Ended		Third Quarter Ended
	November 6,	November 7,	November 7,	November 9,
	2021	2020	2020	2019
Excluding fuel centers	$27,685	$26,850	$26,860	$24,212
Individual year identical sales result	3.1%		10.9%
Two-year stacked identical sales result	14.0%

	Three Quarters Ended		Three Quarters Ended
	November 6,	November 7,	November 7,	November 9,
	2021	2020	2020	2019
Excluding fuel centers	$91,899	$92,795	$92,759	$80,485
Individual year identical sales result	(1.0)%		15.3%
Two-year stacked identical sales result	14.3%

Operating Profit Excluding the Adjusted Items Two-Year CAGR

($ in millions)

	Third Quarter Ended		Three Quarters Ended
	November 6,	November 9,	November 6,	November 9,
	2021	2019	2021	2019
Operating profit	$868	$254	$2,512	$1,714
LIFO charge	93	23	177	69

FIFO Operating profit	961	277	2,689	1,783

Adjustment for pension plan withdrawal liabilities	—	45	449	131
Adjustment for Home Chef contingent consideration	10	4	61	(18)
Adjustment for severance charge and related benefits	—	80	—	80
Adjustment for transformation costs(1)	6	—	107	—
Adjustment for impairment of Lucky's Market(2)	—	238	—	238
Other	(3)	9	(9)	23

2021 and 2019 Adjusted items	13	376	608	454

Adjusted FIFO operating profit excluding the adjusted items above	$974	$653	$3,297	$2,237

Two-year operating profit CAGR(3)	84.9%		21.1%

Two-year adjusted FIFO operating profit excluding the adjusted items above CAGR(3)	22.1%		21.4%
(1)	Transformation costs primarily include costs related to store and business closure costs and third-party professional consulting fees associated with business transformation and cost saving initiatives.
(2)	The adjustment for impairment of Lucky’s Market includes a $107 net loss attributable to the minority interest of Lucky’s Market.
(3)	CAGR represents the compounded annual growth rate.

Net Earnings per Diluted Share Excluding the Adjusted Items Two-Year CAGR

($ in millions, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	November 6,	November 9,	November 6,	November 9,
	2021	2019	2021	2019
Net earnings attributable to The Kroger Co.	$483	$263	$1,090	$1,332

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	35	344	101
Adjustment for company-sponsored pension plan settlement charges(1)(3)	68	—	68	—
Adjustment for gain on sale of Turkey Hill Dairy(1)(4)	—	—	—	(80)
Adjustment for gain on sale of You Technology(1)(5)	—	—	—	(52)
Adjustment for loss (gain) on investments(1)(6)	73	(81)	533	(125)
Adjustment for impairment of Lucky's Market attributable to the Kroger Co.(1)(7)	—	100	—	100
Adjustment for Home Chef contingent consideration(1)(8)	7	3	47	(13)
Adjustment for transformation costs(1)(9)	5	—	82	—
Adjustment for severance charge and related benefits(1)(10)	—	61	—	61
Adjustment for completion of income tax audit examinations(1)	(47)	—	(47)	—
2021 and 2019 Adjusted Items	106	118	1,027	(8)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$589	$381	$2,117	$1,324

Net earnings attributable to The Kroger Co. per diluted common share	$0.64	$0.32	$1.43	$1.64

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(11)	—	0.04	0.45	0.12
Adjustment for company-sponsored pension plan settlement charges(11)	0.09	—	0.09	—
Adjustment for gain on sale of Turkey Hill Dairy(11)	—	—	—	(0.10)
Adjustment for gain on sale of You Technology(11)	—	—	—	(0.06)
Adjustment for loss (gain) on investments(11)	0.10	(0.10)	0.70	(0.16)
Adjustment for impairment of Lucky's Market attributable to the Kroger Co.(11)	—	0.12	—	0.12
Adjustment for Home Chef contingent consideration(11)	0.01	0.01	0.06	(0.02)
Adjustment for transformation costs(11)	0.01	—	0.11	—
Adjustment for severance charge and related benefits(11)	—	0.08	—	0.08
Adjustment for completion of income tax audit examinations(11)	(0.07)	—	(0.07)	—
2021 and 2019 Adjusted Items	0.14	0.15	1.34	(0.02)

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.78	$0.47	$2.77	$1.62

Average number of common shares used in diluted calculation	752	807	757	805

Two-year net earnings attributable to The Kroger Co. per diluted common share CAGR(12)	41.4%		(6.6)%

Two-year net earnings attributable to The Kroger Co. per diluted common share CAGR(12)	28.8%		30.8%

Net Earnings per Diluted Share Excluding the Adjusted Items Two-Year CAGR (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $45 in the third quarter of 2019. The pre-tax adjustment was $449 and $131 in the first three quarters of 2021 and 2019, respectively.
(3)	The pre-tax adjustment for company-sponsored pension plan settlement charges was $87.
(4)	The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(5)	The pre-tax adjustment for gain on sale of You Technology was ($70).
(6)	The pre-tax adjustment for loss (gain) on investments was $94 and ($106) in the third quarter of 2021 and 2019, respectively. The pre-tax adjustment was $694 and ($166) in the first three quarters of 2021 and 2019, respectively.
(7)	The pre-tax adjustment for impairment of Lucky’s Market was $238 including a $107 net loss attributable to the minority interest of Lucky’s Market.
(8)	The pre-tax adjustment for Home Chef contingent consideration was $10 and $4 in the third quarter of 2021 and 2019, respectively. The pre-tax adjustment was $61 and ($18) in the first three quarters of 2021 and 2019, respectively.
(9)	The pre-tax adjustment for transformation costs was $6 in the third quarter of 2021 and $107 in the first three quarters of 2021. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(10)	The pre-tax adjustment for severance charge and related benefits was $80.
(11)	The amount presented represents the net earnings per diluted common share effect of each adjustment.
(12)	CAGR represents the compounded annual growth rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 6, 2021, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. Implementation of new accounting ERP modules for general ledger, accounts receivable, accounts payable, fixed assets and a new indirect procurement module were implemented at the beginning of the first quarter of 2021. Additional phases of the project will continue to be implemented over the next several years. As of November 6, 2021, there have been no material additional implementations of modules since the beginning of the first quarter of 2021. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended November 6, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
August 15, 2021 to September 11, 2021	892,809	$45.15	892,809	$755
Second four weeks
September 12, 2021 to October 9, 2021	3,141,603	$40.70	3,112,447	$639
Third four weeks
October 10, 2021 to November 6, 2021	3,296,363	$39.58	3,296,180	$511
Total	7,330,775	$40.74	7,301,436	$511
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2021 contained three 28-day periods.

(2)	Includes (i) shares repurchased under the June 2021 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 29,339 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the June 2021 Repurchase Program and the 1999 Repurchase Program.

(4)	On June 16, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “June 2021 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the June 2021 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The June 2021 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Item 6. Exhibits.

EXHIBIT 3.1	-

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

EXHIBIT 31.1*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1*	-	Section 1350 Certifications.

EXHIBIT 101.INS*	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: December 10, 2021	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: December 10, 2021	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer