Form 10-K
period 2022-01-29
KROGER CO
filed 2022-03-29
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 14, 2021). $31.8 billion.

The number of shares outstanding of the registrant's common stock, as of the latest practicable date. 723,308,230 shares of Common Stock of $1 par value, as of March 23, 2022.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2022 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

The Kroger Co.

Form 10-K

For the Fiscal Year Ended January 29, 2022

PART I

FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements about our future performance. These statements are based on our assumptions and beliefs in light of the information currently available to us. These statements are subject to a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in “Risk Factors” below, that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward looking statements. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “deliver,” “effect,” “estimate,” “expects,” “future,” “growth,” “intends,” “likely,” “may,” “model,” “objective,” “plan,” “position,” “range,” “result,” “strategy,” “strive,” “strong,” “target,” “trend,” “will” and “would,” and similar words or phrases. Moreover, statements in the sections entitled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and elsewhere in this report regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the ongoing COVID-19 pandemic (including any variant), natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: COVID-19 pandemic related factors, risks and challenges, including among others, the length of time that the pandemic continues, future variants, mutations or related strains of the virus and the effectiveness of vaccines against variants, continued efficacy of vaccines over time and availability of vaccine boosters, the extent of vaccine refusal, and global access to vaccines, as well as the effect of vaccine and/or testing mandates and related regulations, the potential for additional future spikes in infection and illness rates including breakthrough infections among the fully vaccinated, and the corresponding potential for disruptions in workforce availability and customer shopping patterns, re-imposed restrictions as a result of resurgence and the corresponding future easing of restrictions, and interruptions in domestic and global supply chains or capacity constraints; whether and when the global pandemic will become endemic, the pace of recovery when the pandemic subsides or becomes endemic, which may vary materially over time and among the different regions we serve; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the current inflationary environment and future potential inflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic moats of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. We are one of the world’s largest retailers, as measured by revenue. Our retail business is built on the foundation of our market leading position in food retail which includes the added convenience of our retail pharmacies and fuel centers. Our market leading position in food retail reflects the strength of our competitive moats of Fresh, Our Brands, Data & Personalization and Seamless, and our unique combination of assets.

We also leverage the data and traffic generated by our retail business to deliver incremental value and services for our customers that generates alternative profit streams. These alternative profit streams would not exist without our core retail business.

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our unique combination of assets include the following:

Stores

As of January 29, 2022, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of January 29, 2022, Kroger operated, either directly or through its subsidiaries, 2,726 supermarkets, of which 2,252 had pharmacies and 1,613 had fuel centers.  Approximately 50% of our supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  Our stores operate under a variety of banners that have strong local ties and brand recognition. We connect with customers through our expanding seamless ecosystem and the consistent delivery of a full, fresh, and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering.  Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable.  Each fuel center typically includes 5 to 10 islands of fuel dispensers and storage tanks with capacity for 40,000 to 50,000 gallons of fuel. Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

Seamless Digital Ecosystem

Our digital ecosystem provides a fresh and seamless offering for our customers. Through investment and innovation, we continue to improve our seamless ecosystem to ensure it remains relevant. We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup, Delivery and Ship. We offer Pickup (also referred to as ClickList®) and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,257 of our supermarkets and provide home delivery services, which allows us to offer digital solutions to 98% of our customers. We provide relevant customer-facing apps and interfaces that have the features customers want that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels.

Merchandising and Manufacturing

Our Brands products play an important role in our merchandising strategy and represented nearly $28 billion of our sales in 2021. Our supermarkets, on average, stock over 14,000 private label items. Our Brands products are primarily produced and sold in three “tiers.” Private Selection® is our main premium quality brand, offering customers culinary foods and ingredients that deliver amazing eating experiences. The Kroger® brand, which represents the majority of our private label items, is designed to consistently satisfy and delight customers with quality products that exceed or meet the national brand in taste and efficacy, as well as with unique and differentiated products. Big K®, Check This Out…® and Heritage Farm® are some of our value brands, designed to deliver good quality at a very affordable price. In addition to our three “tiers,” Our Brands offers customers a variety of natural and organic products with Simple Truth® and Simple Truth Organic®. Both Simple Truth and Simple Truth Organic are free from a defined list of artificial ingredients that customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 29% of Our Brands units and 41% of the grocery category Our Brands units sold in our supermarkets are produced in our food production plants; the remaining Our Brands items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on Our Brands products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 29, 2022, we operated 33 food production plants. These plants consisted of 14 dairies, 9 deli or bakery plants, five grocery product plants, two beverage plants, one meat plant and two cheese plants.

Our Data

We are evolving from a traditional food retailer into a more diverse, food first business. The traffic and data generated by our retail supermarket business, including pharmacies and fuel centers, is enabling this transformation. Kroger serves over 60 million households annually and because of our market leading rewards program, 96% of customer transactions are tethered to a Kroger loyalty card. Our 20 years of investment in data science capabilities is allowing us to leverage this data to create personalized experiences and value for our customers and is also enabling our fast-growing, high operating margin alternative profits, including data analytic services and third party media revenue. Our retail media business – Kroger Precision Marketing – provides best in class media capabilities for our consumer packaged goods partners and is a key driver of our digital profitability and alternative profit.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms.  We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. Our fiscal year ends on the Saturday closest to January 31. All references to 2021, 2020 and 2019 are to the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively, unless specifically indicated otherwise.

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

SEGMENTS

We operate supermarkets, multi-department stores and fulfillment centers throughout the United States.  Our retail operations, which represent 97% of our consolidated sales, is our only reportable segment. We aggregate our operating divisions into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance. In addition, our operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location. Our operating divisions are organized primarily on a geographical basis so that the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these retail operating divisions. The geographical basis of organization reflects how the business is managed and how our Chief Executive Officer, who acts as our chief operating decision maker, assesses performance internally. All of our operations are domestic. Revenues, profits and losses and total assets are shown in our Consolidated Financial Statements set forth in Item 8 below.

SEASONALITY

The majority of our revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, certain significant events including inclement weather systems, particularly winter storms, tend to affect our sales trends.

HUMAN CAPITAL MANAGEMENT

Our People

We want Kroger to be a place where our customers love to shop and associates love to work. This is why we create working environments where associates feel encouraged and supported to be their best selves every day. Our people are essential to our success, and we focus intentionally on attracting, developing and engaging a diverse workforce that represents the communities we serve. We strive to create a culture of opportunity and take seriously our role as a leading employer in the United States. Kroger has provided a large number of people with first jobs, new beginnings and lifelong careers. We have long been guided by our core values – Honesty, Integrity, Respect, Safety, Diversity and Inclusion.

As of January 29, 2022, Kroger employed over 420,000 full- and part-time employees. The number of associates decreased in 2021, compared to 2020, as sales normalized following the peak of the COVID-19 pandemic and we continue to achieve operational efficiencies in our business.

Attracting & Developing Our Talent

We recognize that our people are our most important asset. To deliver on our customers’ experiences, we continually improve how we attract and retain talent. In addition to competitive wages, quality benefits and a safe work environment, we offer a broad range of employment opportunities for workers of all ages and aspirations. Many supermarket roles offer opportunities to learn new skills, grow and advance careers — inside or outside our family of companies.

Associates at all levels of the Company have access to training and education programs to build their skills and prepare for the roles they want. In 2022, we expect to spend approximately $145 million on training our associates through onboarding, leadership development programs, and programs designed to upskill associates across the Company. We continue to invest in new platforms and applications to make learning more accessible to our associates.

Beyond our own programs, associates can take advantage of our tuition reimbursement benefit, which offers up to $3,500 annually — $21,000 over the course of employment — toward continuing education. These funds can be applied to education programs like certifications, associate or graduate degrees. More than 3,000 associates, 90% of whom are hourly, have taken advantage of our tuition reimbursement program in 2021. Kroger has invested more than $40 million in this program since it launched in 2018.

Rewarding Our Associates

As we continue to operate in a challenging labor market, we are dedicated to attracting and retaining the right talent across the organization to be able to continue delivering for our customers. We are investing in our associates by expanding our industry-leading benefits, including continuing education and tuition reimbursement, training and development, health, and wellness. During 2021, we invested more than ever before in our associates to raise our average hourly wage to $17 and our average hourly rate to over $22 with comprehensive benefits included. Over the last four years, Kroger has invested an incremental $1.2 billion in associate wages and training and our average hourly rate has increased 20%. In addition, we have committed to invest over $1.8 billion during the same time period to help address underfunding and better secure pensions for tens of thousands of associates.

Promoting Diversity, Equity & Inclusion

Diversity and inclusion have been among Kroger’s values for decades. We strive to reflect the communities we serve and foster a culture that empowers everyone to be their true self, inspires collaboration, and feeds the human spirit. We have taken a very thoughtful and purposeful approach to enact meaningful change and develop what we believe are the right actions to achieve true and lasting equality. Our Framework for Action: Diversity, Equity & Inclusion plan reflects our desire to redefine, deepen, and advance our commitment, mobilizing our people, passion, scale and resources. The following summarizes our framework: Create a More Inclusive Culture; Develop Diverse Talent; Advance Diverse Partnerships; Advance Equitable Communities; and Deeply Listen and Report Progress.

Creating a Safe Environment

Our associates’ safety is a top priority and it is one of our core values. Since the beginning of the pandemic, our most urgent priority has been to safeguard our associates and customers. We’ve implemented dozens of new safety and cleanliness processes and procedures in our stores and other facilities. Beyond the pandemic, we prioritize providing the right safety training and equipment, safe working conditions and resources to maintain and improve associates’ well-being. Through our strategy to set clear expectations, routine monitoring, and regular communication and engagement, we reduce the number of injuries and accidents that happen in our workplace.

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

Supporting Labor Relations

A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 310 such agreements, usually with terms of three to five years. Wages, health care and pensions are included in all of these collective bargaining agreements that cover approximately 65% of our associates. Our objective is to negotiate contracts that balance competitive wage increases and affordable healthcare for associates with keeping groceries affordable for the communities we serve. Our obligation is to do this in a way that maintains a financially sustainable business.

MANAGING CLIMATE IMPACTS

Managing climate change impacts is an important part of Thriving Together, Kroger’s Environmental, Social & Governance (“ESG”) strategy, and has been a focus for our business for many years. With a large portfolio of supermarkets, distribution warehouses and food production plants, as well as a complex supply chain, we recognize Kroger’s impact on our climate. We continue to explore opportunities and take steps to reduce the impacts of our operations on the environment and to reduce the potential risk of a changing climate on our operations. This includes increasing our usage of renewable energy, investments in new technologies and enhancing our operational efficiency. The key elements of our ESG strategy are included below.

Governance

Climate impacts are managed by leadership with input from several departments across the business. The Public Responsibilities Committee of the Board of Directors oversees our responsibilities as a corporate citizen and the Company’s practices related to environmental sustainability, including climate impacts, along with other environmental and social topics of material importance. Kroger discloses detailed energy and emissions data, as well as our approach to managing climate effects, in our annual ESG Report, which can be found on our sustainability web site at www.thekrogerco.com/esgreport. The information in our ESG report is not part of or incorporated by reference into this Annual Report on Form 10-K.

Risk assessment

To help identify and manage climate-related risks to our business, we conducted both qualitative and quantitative risk assessments that have assessed the effect and vulnerability of climate risk on our operations. We have also assessed the likelihood and extent to which different climate risks, such as extreme precipitation, drought and heat stress, would affect different types of facilities and geographies. As a result of our risk assessments, we do not currently anticipate the modeled physical risks to adversely affect our financial condition, results of operations or cash flows for the foreseeable future. We plan to continue these qualitative and quantitative risk assessments moving forward.

Kroger also acknowledges that current and emerging climate-related legislation could affect our business. As a result of forthcoming state and federal requirements regarding the phase down of hydrofluorocarbon (HFC) refrigerants, we anticipate steadily replacing our refrigerant infrastructure to reach required levels, which could incur significant costs to the business. If legislation required an accelerated timeline regarding the phase down of HFC refrigerants, we could incur higher costs. This legislation will affect all retailers using refrigerants in their operations.

Climate adaptation

To help prepare for and manage a variety of risk scenarios, including natural disasters and business disruptions to our supply chain, we maintain more than 200 business continuity plans. We have installed technologies and processes to ensure our supermarkets, food production plants, fulfillment centers and supply chain can respond quickly and remain operational. We also monitor energy availability and costs to help anticipate how changing climate patterns, like increasing temperatures, could affect our energy-sourcing costs and activities. Our teams also monitor transition risks due to climate change, including the effect possible new legislation may have on our business.

Climate mitigation

For many years, Kroger has implemented emission reduction projects, including energy efficiency improvements, refrigerant leak detection and mitigation measures, renewable energy installations and procurement and fleet efficiencies. In 2020, we set a new goal to reduce absolute greenhouse gas emissions from our operations (scope 1 and 2 emissions) by 30% by 2030, against a 2018 baseline. The goal was developed using climate science and is aligned with the Paris Agreement, specifically supporting a well-below 2°C climate scenario according to the absolute contraction method. Kroger anticipates resetting our current greenhouse gas reduction target to meet with the requirements of the Science Based Target Initiative, which would include aligning with the 1.5°C scenario and setting a new Scope 3 target.

Additional discussion about our approach to managing climate effects is included in Kroger’s annual ESG report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers and the positions held by each such person. Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Mary E. Adcock	46

Ms. Adcock was elected Senior Vice President effective May 1, 2019 and is responsible for retail operations as well as the oversight of all Kroger retail divisions. From June 2016 to April 2019, she served as Group Vice President of Retail Operations. Prior to that, Ms. Adcock held leadership roles in Kroger’s Columbus Division, including Vice President of Operations and Vice President of Merchandising. Prior to that, Ms. Adcock served as Vice President of Natural Foods Merchandising and as Vice President of Deli/Bakery Manufacturing and held several leadership positions in the manufacturing department, including human resources manager, general manager and division operations manager. Ms. Adcock joined Kroger in 1999 as human resources assistant manager at the Country Oven Bakery in Bowling Green, Kentucky.

Stuart W. Aitken	50

Mr. Aitken was named Senior Vice President and Chief Merchant and Marketing Officer in August 2020. He was elected Senior Vice President in February 2019 and served as Group Vice President from June 2015 to February 2019. He is responsible for sales, pricing, promotional and category planning for fresh foods, center store and general merchandise categories, as well as analytics & execution, e-commerce and Digital Merchandising, and Our Brands. Prior to joining Kroger, he served as the chief executive officer of dunnhumby USA, LLC. Mr. Aitken has over 15 years of marketing, academic and technical experience across a variety of industries, and held various leadership roles with other companies, including Michaels Stores and Safeway, Inc.

Gabriel Arreaga	47

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

Yael Cosset	48

Mr. Cosset was elected Senior Vice President and Chief Information Officer in May 2019 and is responsible for leading Kroger’s digital strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and e-commerce. In August 2020, he also assumed responsibility for Kroger’s alternative profit businesses, including Kroger’s data analytics subsidiary, 84.51 ͦ LLC and Kroger Personal Finance. Prior to that, Mr. Cosset served as Group Vice President and Chief Digital Officer, and also as Chief Commercial Officer and Chief Information Officer of 84.51° LLC. Prior to joining Kroger, Mr. Cosset served in several leadership roles at dunnhumby USA, LLC, including Executive Vice President of Consumer Markets and Global Chief Information Officer.

Carin L. Fike	53

Ms. Fike was elected Vice President and Treasurer effective April 2017. Prior to that, she served as Assistant Treasurer and also as Director of Investor Relations. Ms. Fike began her career with Kroger in 1999 as a manager in the Financial Reporting department after working with PricewaterhouseCoopers in various roles, including audit manager.

Todd A. Foley	52

Mr. Foley was named Group Vice President, Corporate Controller on October 1, 2021. From April 2017 to September 2021, he served as Vice President and Corporate Controller. Before that, he held several leadership roles, including Vice President and Treasurer, Assistant Corporate Controller, and Controller of Kroger’s Cincinnati/Dayton division. Mr. Foley began his career with Kroger in 2001 as an audit manager in the Internal Audit Department after working for PricewaterhouseCoopers in various roles, including senior audit manager.

Valerie L. Jabbar	53

Ms. Jabbar was elected Senior Vice President effective August 19, 2021 and is responsible for the oversight of several Kroger retail divisions. From July 2020 to August 2021, she served as Group Vice President of Center Store Merchandising, and from September 2018 to June 2020, as Group Vice President of Merchandising. Prior to that, she served as President of the Ralphs Division from July 2016 to August 2018. Before that, Ms. Jabbar served as Vice President of Merchandising for the Ralphs Division and as Vice President of Merchandising for the Mid-Atlantic Division. She also held several leadership roles, including assistant store director, category manager, Drug/GM coordinator, G.O. Seasonal manager, assistant director of Drug/GM and director of Drug GM, and district manager in the Fry’s Division. She joined the Company in 1987 as a clerk in the Fry’s Division.

Kenneth C. Kimball	56

Mr. Kimball was elected Senior Vice President in March 2022 and is responsible for the oversight of several Kroger retail divisions. From April 2016 to March 2022, he served as President of the Smith’s Division. Prior to that, he held several leadership roles with the Ralphs Division, including Vice President of Operations and Vice President of Merchandising. Prior to that, he held leadership roles, including store manager, district manager, and director in the Smith’s Division as well as Senior Vice President of Sales and Merchandising and Group Vice President of Retail Operations. Mr. Kimball joined the Company in 1984 as a clerk in the Smith’s Division.

Timothy A. Massa	55

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

W. Rodney McMullen	61

Mr. McMullen was elected Chairman of the Board effective January 1, 2015, and Chief Executive Officer effective January 1, 2014. Prior to that, he served as President and Chief Operating Officer from August 2009 to December 2013. Prior to that he held numerous leadership roles, including Vice Chairman, Executive Vice President of Strategy, Planning and Finance, Executive Vice President and Chief Financial Officer, Senior Vice President, Group Vice President and Chief Financial Officer, Vice President, Control and Financial Services, and Vice President, Planning and Capital Management. Mr. McMullen joined Kroger in 1978 as a part-time stock clerk.

Gary Millerchip	50

Mr. Millerchip was elected Senior Vice President and Chief Financial Officer effective April 2019. He joined Kroger in 2008, serving as Chief Executive Officer for Kroger Personal Finance. Before coming to Kroger, Mr. Millerchip was responsible for the Royal Bank of Scotland (RBS) Personal Credit Card business in the United Kingdom. He joined RBS in 1987 and held leadership positions in Sales & Marketing, Finance, Change Management, Retail Banking Distribution Strategy and Branch Operations during his time there.

Christine S. Wheatley	51

Ms. Wheatley was elected Group Vice President, Secretary and General Counsel in May 2014. She joined Kroger in February 2008 as Corporate Counsel, and thereafter served as Senior Attorney, Senior Counsel, and Vice President. Before joining Kroger, Ms. Wheatley was engaged in the private practice of law for 11 years, most recently as a partner at Porter Wright Morris & Arthur in Cincinnati.

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by the fragmentation of local, regional, and national retailers, including both retail and digital formats, market consolidation, intense competition and entry of non-traditional competitors. Customer behavior shifted quickly and considerably during the pandemic, including a shift from food away from home to food at home. We see three major trends shaping the industry post-pandemic: e-commerce, cooking at home and prepared foods to go. If we do not appropriately or accurately anticipate customer preferences or fail to quickly adapt to these changing preferences, or if trends shift more quickly to food away from home, our sales and profitability could be adversely affected. If we fail to meet the evolving needs of our customers, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected.

We are continuing to enhance the customer connection with investments in our four competitive moats – Seamless, Personalization, Fresh, and Our Brands. Each of these are strategic differentiators and each one is designed to better serve our customers and to generate customer loyalty and sustainable growth momentum. We believe our plans to continue to improve these four strategic differentiators will enable us to meet the wide-ranging needs and expectations of our customers. If we are unable to continue to enhance the foregoing key elements of our connection with customers, or they fail to strengthen customer loyalty, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected. Our ecosystem monetizes the traffic and data insights generated by our retail supermarket business to create fast-growing, asset-light and margin rich revenue streams. We may be unsuccessful in implementing our alternative profit strategy, which could adversely affect our business growth and our financial condition, results of operations or cash flows. The nature and extent to which our competitors respond to the evolving and competitive industry by developing and implementing their competitive strategies could adversely affect our profitability.

In addition, evolving customer preferences and the advancement of online, delivery, ship to home, and mobile channels in our industry increase the competitive environment. We must anticipate and meet these evolving customer preferences and continue to implement technology, software and processes to be able to conveniently and cost-effectively fulfill customer orders. Providing flexible fulfillment options and implementing new technology is complex and may not meet customer preferences. If we are not successful in reducing or offsetting the cost of fulfilling orders outside of our traditional in-store channel with efficiencies, cost-savings, expense reductions, or alternative revenues, our financial condition, results of operations or cash flows could be adversely affected.

In addition, if we do not successfully develop and maintain a relevant digital experience for our customers, our business, financial condition, results of operations or cash flows could be adversely affected. Digital retailing is rapidly evolving, and we must keep pace with new developments by our competitors as well as the evolving needs and preferences of our customers. Our digital business has accelerated significantly during the COVID-19 pandemic including Pickup, Delivery and Ship. We must compete by offering a convenient shopping experience for our customers regardless of how they choose to shop with us, and by investing in, providing and maintaining relevant customer-facing apps and interfaces that have the features customers want that are also reliable and easy to use. The future success of the digital business will also depend on the efficiency and cost effectiveness of fulfilling orders across our modalities, whether in store, in pickup-only locations, or through customer fulfillment centers powered by Ocado Group plc.

PRODUCT SAFETY

Customers count on Kroger to provide them with safe food and drugs and other merchandise. Concerns regarding the safety of the products that we sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. We could be adversely affected by personal injury or product liability claims, product recalls, or other health and safety issues, which occur from time to time. If we sell products that cause illness or injury to customers, resulting from product contamination or spoilage, the presence of certain substances, or damage caused in handling, storage or transportation, we could be exposed to claims or litigation. Any issue regarding the safety of items, whether Our Brands items manufactured by the Company or for the Company or CPG products we sell, regardless of the cause, could have a substantial and adverse effect on our reputation, financial condition, results of operations or cash flows.

EMPLOYEE MATTERS

A majority of our associates are covered by collective bargaining agreements with unions, and our relationship with those unions, including a prolonged work stoppage affecting a substantial number of locations, could have a material adverse effect on our financial condition, results of operations or cash flows. We are a party to approximately 310 collective bargaining agreements. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur (and have occurred in the past) if we are unable to negotiate new contracts with labor unions. In addition, changes to national labor policy could affect labor relations with our associates and relationships with unions. Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on our financial condition, results of operations or cash flows.

We have committed to paying fair wages and providing the benefits that were collectively bargained with the United Food and Commercial Workers (“UFCW”) and other labor unions representing associates. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including regulatory changes, wage rates, and healthcare and other insurance costs. Changes to wage regulations, including further increases in the minimum wage and extra pay ordinances enacted by local governments, could have an impact on our future financial condition, results of operations or cash flows. Our ability to meet our labor needs, while controlling wages and other costs, is subject to numerous external factors, including the available qualified workforce in each area where we are located, unemployment levels within those areas, wage rates, and changes in employment and labor laws.

Our continued success depends on the ongoing contributions of our associates, including members of our senior management and other key personnel. We must recruit, hire, develop and retain qualified associates with an increasingly large range of skills to meet the needs of our evolving and complex business. We compete with other retail and non-retail businesses for these associates and invest significant resources in training and motivating them. Competition among potential employers has resulted, and may in the future result, in increased associate costs and has from time to time affected our ability to recruit and retain associates. There is no assurance that we will be able to attract or retain sufficient highly qualified associates in the future, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our technology systems are vulnerable to disruption from circumstances beyond our control, and we regularly defend against and respond to data security incidents. Cyber-attackers have targeted and accessed, and may in the future again attempt to target and access, information stored in our or our vendors’ systems in order to misappropriate confidential customer or business information. Due to the political uncertainty involving Russia and Ukraine, there is a possibility that the escalation of tensions could result in cyberattacks that could either directly or indirectly affect our operations. Although we have implemented procedures to protect our information, and require our vendors to do the same, we cannot be certain that our security systems will successfully defend against, or be able to effectively respond to, rapidly evolving, increasingly sophisticated cyber-attacks as they become more difficult to detect and defend against. Further, a Kroger associate, a contractor or other third party with whom we do business may in the future circumvent our security measures in order to obtain information or may inadvertently cause a breach involving information. In addition, hardware, software or applications we may use may have inherent defects, vulnerabilities, or could be inadvertently or intentionally applied or used in a way that could compromise our information security.

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

Data governance failures can adversely affect our reputation and business. Our business depends on our customers’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers of our uses of their information, failures to honor new and evolving data privacy rights, failing to keep our information technology systems and our customers’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error) or that of our business associates, vendors or other third parties, could adversely affect our brand and reputation and operating results and also could expose and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, and/or injunctive relief, any of which could adversely affect our businesses, financial condition, results of operations or cash flows. Large scale data breaches at other entities, including supply chain security vulnerabilities, increase the challenge we and our vendors face in maintaining the security of our information technology systems and proprietary information and of our customers’ information. There can be no assurance that such failures will not occur, or if any do occur, that we will detect them or that they can be sufficiently remediated.

The use of data by our business and our business associates is highly regulated. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we, our third party service providers, or those with whom we share information fail to comply with laws and regulations, or self-regulatory regimes, that apply to all or parts of our business, such as section 5 of the FTC Act, the California Consumer Privacy Act (CCPA), the Health Insurance Portability and Accountability Act (HIPAA), or applicable international laws such as the EU General Data Protection Regulation (GDPR), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance.

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

LEGAL PROCEEDINGS AND INSURANCE

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, contract disputes, regulatory claims and other proceedings. Other legal proceedings purport to be brought as class actions on behalf of similarly situated parties. Some of these proceedings could result in a substantial loss to Kroger. We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable. Assessing and predicting the outcome of these matters involves substantial uncertainties. Adverse outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have an adverse effect on our financial condition, results of operations or cash flows. Please also refer to the “Litigation” section in Note 12 to the Consolidated Financial Statements.

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

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Multi-Employer Pension Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing associates covered by those agreements. We believe the present value of actuarially accrued liabilities in most of these multi-employer plans exceeds the value of the assets held in trust to pay benefits, and we expect that Kroger’s contributions to most of these funds will increase over the next few years. A significant increase to those funding requirements could adversely affect our financial condition, results of operations or cash flows. Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, except as noted below, there is a risk that the agencies that rate our outstanding debt instruments could view the underfunded nature of these plans unfavorably, or adjust their current views unfavorably, when determining their ratings on our debt securities. Any downgrading of our debt ratings likely would adversely affect our cost of borrowing and access to capital.

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

INTEGRATION OF NEW BUSINESS AND STRATEGIC ALLIANCES

We enter into mergers, acquisitions and strategic alliances with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased share that may allow for future growth. Achieving the anticipated or desired benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies, capital requirements, and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

FUEL

We sell a significant amount of fuel in our 1,613 fuel centers, which could face increased regulation, including due to climate change or other environmental concerns, and demand could be affected by concerns about the effect of emissions on the environment as well as retail price increases. We are unable to predict future regulations, environmental effects, political unrest, acts of war or terrorism, disruptions to the economy, including but not limited to the COVID-19 pandemic, the recent invasion of Ukraine by Russia, and other matters that affect the cost and availability of fuel, and how our customers will react to such factors, which could adversely affect our financial condition, results of operations or cash flows.

ECONOMIC CONDITIONS

Our operating results could be materially impacted by changes in overall economic conditions and other economic factors that impact consumer confidence and spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, overall economic slowdown or recession, changes in housing market conditions, changes in government benefits such as SNAP/EBT or child care credits, the availability of credit, interest rates, inflation or deflation, tax rates and other matters could reduce consumer spending. Inflation could materially affect our operating results through increases to our cost of goods, supply chain costs and labor costs. In addition, the economic factors listed above, or any other economic factors or circumstances resulting in higher transportation, labor, insurance or healthcare costs or commodity prices, and other economic factors can increase our merchandise costs and operating, general and administrative expenses and otherwise adversely affect our financial condition, results of operations or cash flows. Increased fuel prices also have an effect on consumer spending and on our costs of producing and procuring products that we sell. A deterioration in overall economic conditions, the likelihood of which is made more uncertain by the recent increases in the inflation rate, could adversely affect our business in many ways, including slowing sales growth, reducing overall sales and reducing gross margins. We are unable to predict how the global economy and financial markets will perform. If the global economy and financial markets do not perform as we expect, it could adversely affect our financial condition, results of operations or cash flows.

COVID-19

The global COVID-19 pandemic continues to affect our business. Two full years into the pandemic, many factors and uncertainties remain, including:

●	the continuing concerns about the health of, and the effect on our associates, and our ability to meet staffing needs in our stores, distribution facilities, corporate offices and other critical functions;

●	the ultimate duration of the pandemic, including whether there will be additional spikes in the number of COVID-19 cases, future variants, mutations or related strains of the virus;

●	the duration, degree and effectiveness of governmental measures, such as access to unemployment compensation, stimulus payments, and other fiscal policy changes;

●	the timing and availability of, and prevalence of access to and utilization of, effective medical treatments for COVID-19;

●	the effectiveness of vaccines against variants and efficacy of vaccines over time, vaccine availability for young children, global vaccine access, and the percentage of fully vaccinated individuals in the US and the corresponding effect on the duration of the pandemic;

●	whether and when the global pandemic will become endemic;

●	evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;

●	the impact of the pandemic on economic activity and the pace and extent of recovery when the pandemic subsides or becomes endemic, which may vary materially over time and among the different regions and markets we serve;

●	the extent and duration of the effect on consumer confidence, economic well-being, spending, customer demand, buying patterns and shopping behaviors, including spend on discretionary categories, which often include higher margin products, and increased utilization of online sales channels, both during and after the pandemic; and

●	the long-term impact of the pandemic on our business, including consumer behaviors.

In addition, we cannot predict with certainty the extent of the effect that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any adverse effect on these parties could materially and adversely impact us. To the extent that COVID-19 continues to affect the U.S. and global economy and our business, it may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, implementation of strategic initiatives, cybersecurity threats, payment-related risks, supply chain disruptions, labor availability and cost, litigation and operational risk as a result of regulatory requirements.

LEGAL AND GOVERNMENT REGULATION

We are subject to various laws, regulations, and administrative practices that affect our business, including laws and regulations involving antitrust and competition, privacy, data protection, environmental, healthcare, anti-bribery, anti-corruption, tax, accounting, and financial reporting or other matters. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for the Company, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely affect our financial condition, results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively affect our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceeding, and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may adversely affect our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially affect our financial condition, results of operations or cash flows.

In addition, increasing governmental and societal attention to environmental, social, and governance (ESG) matters, including expanding voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report and could negatively affect the Company’s reputation.

Additionally, we must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, minimum wages, licensing for the sale of food, drugs, and alcoholic beverages, and new provisions relating to the COVID-19 pandemic. We cannot predict future laws, regulations, interpretations, administrative orders, or applications, or the effect they will have on our operations. They could, however, significantly increase the cost of doing business. They also could require the reformulation of some of the products that we sell (or manufacture for sale to third parties) to meet new standards. We also could be required to recall or discontinue the sale of products that cannot be reformulated. These changes could result in additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation. Any or all of these requirements could have an adverse effect on our financial condition, results of operations or cash flows.

WEATHER, NATURAL DISASTERS AND OTHER EVENTS

A large number of our stores, distribution facilities and fulfillment centers are geographically located in areas that are susceptible to hurricanes, tornadoes, floods, droughts, ice and snow storms and earthquakes. Weather conditions and natural disasters have, and may again in the future, disrupt our operations at one or more of our facilities, interrupt the delivery of products to our stores, substantially increase the cost of products, including supplies and materials and substantially increase the cost of energy needed to operate our facilities or deliver products to our facilities. Moreover, the effects of climate change, including those associated with extreme weather events, may affect our ability to procure needed commodities at costs and in quantities that are optimal for us or at all. Adverse weather, natural disasters, geopolitical and catastrophic events, such as war, civil unrest, acts of terrorism or other acts of violence, including active shooter situations (which have occurred in the past at our locations), or pandemics, such as the spread of COVID-19, or other future pandemics and other matters that could reduce consumer spending, could materially affect our financial condition, results of operations or cash flows.

CLIMATE IMPACT

The long-term effects of global climate change present both physical risks, such as extreme weather conditions or rising sea levels, and transition risks, such as regulatory or technology changes, which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy including utilities, which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities are in locations that may be affected by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation and cost increases as a result of climate change or other environmental concerns. Transitioning to alternative energy sources, such as renewable electricity or electric vehicles, could incur higher costs. Regulations limiting greenhouse gas emissions and energy inputs will also increase in coming years, which may increase our costs associated with compliance, tracking, reporting, and sourcing. These events and their impacts could otherwise disrupt and adversely affect our operations and could have an adverse effect on our financial condition, results of operations or cash flows.

SUPPLY CHAIN

Disruption in our global supply chain could negatively affect our business. The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely affect our business. The loss or disruption of such supply arrangements for any reason, labor disputes, loss or impairment of key manufacturing sites, acts of war or terrorism, disruptive global political events, for example, the recent invasion of Ukraine by Russia, quality control issues, a supplier’s financial distress, natural disasters or health crises, including the COVID-19 pandemic, regulatory actions or ethical sourcing issues, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have an adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of January 29, 2022, we operated approximately 2,800 owned or leased supermarkets, distribution warehouses and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and finance leases at January 29, 2022, was $49.9 billion while the accumulated depreciation was $26.1 billion.

We lease certain store real estate, warehouses, distribution centers, office space and equipment. We operate in leased facilities in approximately half of our store locations. Lease terms generally range from 10 to 20 years with options to renew for varying terms at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities or insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain properties or portions thereof are subleased to others for periods generally ranging from one to 20 years. For additional information on lease obligations, see Note 9 to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding certain legal proceedings in which we are involved as set forth under “Litigation” contained in Note 12 – “Commitments and Contingencies” in the notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “KR.” As of March 23, 2022, there were 25,466 shareholders of record.

During 2021, we paid two quarterly cash dividends of $0.18 per share and two quarterly cash dividends of $0.21 per share. During 2020, we paid two quarterly cash dividends of $0.16 per share and two quarterly cash dividends of $0.18 per share. On March 1, 2022, we paid a quarterly cash dividend of $0.21 per share. On March 10, 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on June 1, 2022, to shareholders of record at the close of business on May 13, 2022. We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our earnings and other factors, including approval by our Board.

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

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN*
Among The Kroger Co., the S&P 500, and Peer Group**
250
200
150
100
50
0
01/28/17
02/03/18
02/02/19
02/01/20
01/30/21
01/29/22
The Kroger Co.
S&P 500
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2016	2017	2018	2019	2020	2021
The Kroger Co.	100	89.60	87.34	85.54	112.22	144.28
S&P 500 Index	100	122.83	122.76	149.23	174.97	211.72
Peer Group	100	129.19	125.47	151.40	186.24	219.91

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on January 28, 2017, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Albertsons Companies, Inc. (included from June 26, 2020 when it began trading), Costco Wholesale Corp., CVS Health Corporation, Koninklijke Ahold Delhaize N.V., Supervalu Inc. (included through October 19, 2018 when it was acquired by United Natural Foods), Target Corp., Walgreens Boots Alliance Inc., Walmart Inc., Whole Foods Market Inc. (included through August 28, 2017 when it was acquired by Amazon.com, Inc.).

The following table presents information on our purchases of our common shares during the fourth quarter of 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased	Purchased Under
	Total Number	Average	as Part of Publicly	the Plans or
	of Shares	Price Paid Per	Announced Plans	Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
November 7, 2021 to December 4, 2021	2,710,844	$42.15	2,710,600	$387
Second four weeks
December 5, 2021 to January 1, 2022	6,239,527	$44.64	6,220,863	$140
Third four weeks
January 2, 2022 to January 29, 2022	4,368,946	$47.28	4,368,946	$821
Total	13,319,317	$45.00	13,300,409	$821
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2021 contained three 28-day periods.

(2)	Includes (i) shares repurchased under the June 2021 Repurchase Program and the December 2021 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 18,908 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the June 2021 Repurchase Program, the December 2021 Repurchase Program and the 1999 Repurchase Program.

(4)	On June 16, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “June 2021 Repurchase Program”). On December 30, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2021 Repurchase Program”). The December 2021 Repurchase Program authorization replaced the existing June 2021 Repurchase Program. The amounts shown in this column reflect the amount remaining under the June 2021 Repurchase Program or the December 2021 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The December 2021 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

ITEM 6.	RESERVED.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report, as well as Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended January 30, 2021, which provides additional information on comparisons of fiscal years 2020 and 2019.

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

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger has developed multiple levers within our business model to ensure we deliver net earnings growth and consistent and attractive total shareholder return (“TSR”). Our execution of this model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our market leading omnichannel position in food retail, which is built on Kroger’s unique assets: our stores, digital ecosystem, Our Brands and our data. These unique assets, when combined with our go-to-market strategy, deliver an unmatched value proposition for our customers. We continue to invest in areas of the business that matter most to our customers and deepen our competitive moats of Fresh, Our Brands, Data & Personalization and Seamless, to drive sustainable sales growth in our retail supermarket business, including fuel and health & wellness. This, in turn, generates the data and traffic that enables our fast-growing, high operating margin alternative profits. We are evolving from a traditional food retailer into a more diverse, food first business that we expect will consistently deliver net earnings growth in the future. This will be achieved by:

●	Growing identical sales without fuel. A key component of our growth plan is to double digital sales and our digital profitability rate by 2023. Our plan also involves maximizing growth levers in our supermarket business and is supported by continued strategic investments in our customers, associates, and our Seamless eco-system to ensure we deliver a full, friendly and fresh experience for every customer, every time; and

●	Expanding operating margin, through a balanced model where strategic price investments for our customers and investments in our associates and seamless ecosystem are offset by our cost savings program, which has delivered $1 billion in cost savings annually for the past four years, and sustained growth in our alternative profit streams.

We expect to continue to generate strong free cash flow and are committed to being disciplined with capital deployment in support of our value creation model and stated capital allocation priorities. Our first priority is to invest in the business through attractive high return organic and inorganic opportunities that drive long-term sustainable net earnings growth. We are committed to maintaining our current investment grade debt rating and our net total debt to adjusted EBITDA ratio target range of 2.30 to 2.50. We also expect to continue to grow our dividend over time and return excess cash to shareholders via stock repurchases.

We expect our value creation model will result in total shareholder return over the long-term within our target range of 8% to 11%.

2021 EXECUTIVE SUMMARY

Our strategic priorities of leading with fresh and accelerating with digital propelled Kroger to record performance in 2021, on top of record results in 2020. These results demonstrate the strength of our go-to-market strategy, which led to achieving positive identical sales without fuel against very strong identical sales without fuel last year, resulting in a two-year stacked growth rate of 14.3%. Digital sales two-year stacked growth was 113% for 2021 and has grown triple digits since the beginning of 2019. We connected with customers through our expanding seamless ecosystem and the consistent delivery of a full, fresh, and friendly customer experience. We invested more than ever before in our associates to raise our average hourly wage to $17 and our average hourly rate to over $22 with comprehensive benefits included. We balanced these investments by achieving cost savings greater than $1 billion for the fourth consecutive year and alternative profits contributed an incremental $150 million of operating profit. Our agility and the commitment from our associates is allowing us to navigate a more volatile inflationary environment, current labor and supply chain conditions, and provide fresh food at affordable prices across our seamless ecosystem.

The following graphic illustrates our go-to-market strategy:

Strong Competitive Go-to-Market Strategy

Fresh

#1 determinant of store choice

Personalization

Billions of personalized recommendations, industry leading results

Our Brands

9th largest CPG in the US with four, $1B brands

Seamless

Access to products **when and how customers want them** via Pickup & Delivery

Fresh
Personalization
Our Brands
Seamless
SUSTAINABILITY
TECHNOLOGY
PRODUCTIVITY
Growth Drivers
Margin Expansion
Stores as an Asset
Customer Experience
Associate Experience

Kroger

As we look to 2022, we expect the momentum in our business to continue and have confidence in our ability to navigate a rapidly changing operating environment. Our 2022 guidance reaffirms that we are creating a new, higher base from which we expect to grow. Our adjusted FIFO operating profit guidance for 2022 is $900 million higher than our TSR model would have projected when we announced it in 2019. Our guidance also highlights the flexibility and multiple levers that exist within our model today, which will allow us to deliver adjusted net earnings per diluted share growth in 2022, while cycling COVID-19 effects and investing for future growth. We are leveraging technology, innovation, and our competitive moats to build lasting competitive advantages. Our balanced model is allowing us to deliver for shareholders, invest in our associates, continue to provide fresh affordable food to our customers and uplift our communities. We remain confident in our value creation model and we expect to deliver total shareholder return over the long-term within our target range of 8% to 11%.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Fiscal Year
		Percentage
	2021	Change	2020
Sales	$137,888	4.1%	$132,498
Sales without fuel	$123,210	0.2%	$123,012
Net earnings attributable to The Kroger Co.	$1,655	(36.0)%	$2,585
Adjusted net earnings attributable to The Kroger Co.	$2,802	2.3%	$2,740
Net earnings attributable to The Kroger Co. per diluted common share	$2.17	(33.6)%	$3.27
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$3.68	6.1%	$3.47
Operating profit	$3,477	25.1%	$2,780
Adjusted FIFO operating profit	$4,310	6.3%	$4,056
Dividends paid	$589	10.3%	$534
Dividends paid per common share	$0.78	14.7%	$0.68
Identical sales excluding fuel	0.2%	N/A	14.1%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	(0.43)	N/A	0.14
OG&A rate, excluding fuel and Adjusted Items, bps decrease	0.61	N/A	0.06
Reduction in total debt, including obligations under finance leases compared to prior fiscal year end	$49	N/A	$663
Share repurchases	$1,647	N/A	$1,324

OVERVIEW

Notable items for 2021 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $2.17, which results in a two-year compounded annual growth rate of 3.1%.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $3.68, which results in a two-year compounded annual growth rate of 29.6%.

●	Achieved operating profit of $3.5 billion, which results in a two-year compounded annual growth rate of 24.3%.

●	Achieved adjusted FIFO operating profit of $ 4.3 billion, which results in a two-year compounded annual growth rate of 20.0%.

●	Generated cash flows from operations of $6.2 billion.

●	Returned $2.2 billion to shareholders through share repurchases and dividend payments.

●	Achieved cost savings greater than $1 billion for the fourth consecutive year.

Other Financial Results

●	Identical sales, excluding fuel, increased 0.2%, which results in a two-year stacked growth rate of 14.3%.

●	Digital sales two-year stacked growth was 113%. Digital sales include products ordered online and picked up at our stores and products delivered or shipped directly to a customer’s home.

●	Our Home Chef business surpassed $1 billion in sales in 2021, becoming the newest Our Brands billion dollar brand in our portfolio.

●	Alternative profit streams contributed an incremental $150 million of operating profit for 2021 fueled by our digital media business – Kroger Precision Marketing (“KPM”) and Kroger Personal Finance.

●	We are currently operating in a more volatile inflationary environment and we experienced higher product cost inflation in most departments during 2021. Our LIFO charge for 2021 was $197 million, compared to a credit of $7 million in 2020. This increase of $204 million was attributable to higher inflation in most categories, with grocery and meat being the largest contributors.

Significant Events

●	During 2021, we settled certain company-sponsored pension plan obligations using existing assets of the plans. We recognized a non-cash settlement charge of $87 million, $68 million net of tax, associated with the settlement of our obligations for the eligible participants’ pension balances that were distributed out of the plans via a lump sum distribution or the purchase of an annuity contract, based on each participant’s election. The settlement charge is included in “Non-service component of company-sponsored pension plan costs” in the Consolidated Statements of Operations. The effect of this transaction on net earnings per diluted share was $0.09 for 2021 and is excluded from adjusted net earnings per diluted share results.

●	During 2021, Fred Meyer and QFC and four local unions ratified an agreement for the transfer of liabilities from the Sound Retirement Trust to the United Food and Commercial Workers (“UFCW”) Consolidated Pension Plan. The agreement transferred $449 million, $344 million net of tax, in net accrued pension liabilities and prepaid escrow funds, to fulfill obligations for past service for associates and retirees. The agreement will be satisfied by cash installment payments to the UFCW Consolidated Pension Plan and are expected to be paid evenly over seven years. The impact of this transaction on net earnings per diluted share was $0.45 for 2021 and is excluded from adjusted net earnings per diluted share results.

●	During 2021, we opened our first three Kroger Delivery customer fulfillment centers powered by Ocado Group plc in Monroe, Ohio, Groveland, Florida, a new Kroger geography, and Forest Park, Georgia.

COVID-19

The COVID-19 pandemic has had, and is continuing to have, a significant impact on our business and results of operations. We expect the ultimate significance will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic and any governmental and public actions taken in response. Since the beginning of the pandemic, our most urgent priority has been to safeguard our associates and customers. We’ve implemented dozens of new safety and cleanliness processes and procedures in our stores and other facilities.

As the pandemic has evolved, we have experienced unusually strong sales beginning in 2020 and continuing throughout 2021. We continue to see people eat and work more from home and prioritize health and cleanliness. The change in customer behavior caused by COVID-19 was a major factor in our results over the past two years. The pandemic brought to the forefront the importance to the customer of fresh and a seamless digital offering. We continued to invest and grow our capabilities in these areas, which led to achieving positive identical sales without fuel in 2021 against very strong identical sales results last year, which results in a two-year stacked growth rate of 14.3%. Digital sales two-year stacked growth was 113% for 2021, enabled by our team’s ability to pivot quickly and effectively in the first stage of the pandemic to ensure that we were meeting our customers’ demand for safe, low-touch or touchless shopping modalities.

Our operating, general and administrative (“OG&A”) expenses for 2021 reflected a reduction of the significant COVID related costs we incurred in 2020. Our OG&A expenses for 2020 included significant incremental costs related to investments in pay and benefits for our associates and measures to safeguard our associates and customers. As a percentage of sales, these incremental costs in 2020 were partially offset by sales leverage resulting from strong sales growth due to the COVID-19 pandemic.

Strong execution by our team and accelerated investments in our competitive moats over the past two fiscal years allowed us to strengthen our balance sheet. At the onset of the pandemic in March 2020, we proactively borrowed $1 billion under the revolving credit facility. This was a precautionary measure in order to preserve financial flexibility, reduce reliance on the commercial paper market and maintain liquidity in response to the COVID-19 pandemic. During 2020, we fully repaid the $1 billion borrowed under the revolving credit facility in addition to $1.2 billion of commercial paper obligations outstanding as of year-end 2019, using cash generated by operations. We maintain a temporary cash investment balance of $1.5 billion as of year-end 2021.

For additional information about our debt activity in 2021 and 2020, including the drawdown and repayments under our revolving credit facility, forward-starting interest rate swap agreements and our senior note issuances, see Note 5 to the Consolidated Financial Statements. For additional information about our business results, including the impact of the COVID-19 pandemic, see our Results of Operations and Liquidity and Capital Resources sections within MD&A.

OUR BUSINESS

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. We are one of the world’s largest retailers, as measured by revenue. Our retail business is built on the foundation of our market leading position in food retail which includes the added convenience of our retail pharmacies and fuel centers. Our market leading position in food retail reflects the strength of our competitive moats of Fresh, Our Brands, Data & Personalization and Seamless, and our unique combination of assets.

We also leverage the data and traffic generated by our retail business to deliver incremental value and services for our customers that generates alternative profit streams. These alternative profit streams would not exist without our core retail business.

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our unique combination of assets include the following:

Stores

As of January 29, 2022, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of January 29, 2022, Kroger operated, either directly or through its subsidiaries, 2,726 supermarkets, of which 2,252 had pharmacies and 1,613 had fuel centers. We connect with customers through our expanding seamless ecosystem and the consistent delivery of a full, fresh, and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering.  Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable.

Seamless Digital Ecosystem

Our digital ecosystem provides a fresh and seamless offering for our customers. Through investment and innovation, we continue to improve our seamless ecosystem to ensure it remains relevant. We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup, Delivery and Ship. We offer Pickup (also referred to as ClickList®) and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,257 of our supermarkets and provide home delivery services, which allows us to offer digital solutions to 98% of our customers. We provide relevant customer-facing apps and interfaces that have the features customers want that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels.

Merchandising and Manufacturing

Our Brands products play an important role in our merchandising strategy and represented nearly $28 billion of our sales in 2021. We operate 33 food production plants, primarily bakeries and dairies, which supply approximately 29% of Our Brands units and 41% of the grocery category Our Brands units sold in our supermarkets; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.

Our Data

We are evolving from a traditional food retailer into a more diverse, food first business. The traffic and data generated by our retail supermarket business, including pharmacies and fuel centers, is enabling this transformation. Kroger serves over 60 million households annually and because of our market leading rewards program, 96% of customer transactions are tethered to a Kroger loyalty card. Our 20 years of investment in data science capabilities is allowing us to leverage this data to create personalized experiences and value for our customers and is also enabling our fast-growing, high operating margin alternative profits, including data analytic services and third party media revenue. Our retail media business – Kroger Precision Marketing – provides best in class media capabilities for our consumer packaged goods partners and is a key driver of our digital profitability and alternative profit.

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

Other Events Affecting our Business

On January 27, 2020, Lucky’s Market filed a voluntary petition in the Bankruptcy Court seeking relief under the Bankruptcy Code. Lucky’s Market is included in our Consolidated Statements of Operations through January 26, 2020. Refer to Note 16 to the Consolidated Financial Statements for additional information.

On April 26, 2019, we completed the sale of our Turkey Hill Dairy business for total proceeds of $225 million. Turkey Hill Dairy is included in our Consolidated Statements of Operations through April 25, 2019.

On March 13, 2019, we completed the sale of our You Technology business to Inmar for total consideration of $565 million, including $396 million of cash and $64 million of preferred equity received upon closing. We are also entitled to receive other cash payments of $105 million over five years. The transaction includes a long-term service agreement for Inmar to provide us digital coupon services. You Technology is included in our Consolidated Statements of Operations through March 12, 2019.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted FIFO operating profit, adjusted net earnings and adjusted net earnings per diluted share because management believes these metrics are useful to investors and analysts. These non- GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings and net earnings per diluted share or any other GAAP measure of performance. These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

We calculate FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge. Merchandise costs exclude depreciation and rent expenses. FIFO gross margin is an important measure used by management and management believes FIFO gross margin is a useful metric to investors and analysts because it measures the merchandising and operational effectiveness of our go-to-market strategy.

We calculate FIFO operating profit as operating profit excluding the LIFO charge. FIFO operating profit is an important measure used by management and management believes FIFO operating profit is a useful metric to investors and analysts because it measures the operational effectiveness of our financial model.

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for 2021 include the following, which we define as the “2021 Adjusted Items:”

●	Charges to OG&A of $449 million, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund, $66 million, $50 million net of tax, for the revaluation of Home Chef contingent consideration and $136 million, $104 million net of tax, for transformation costs (the “2021 OG&A Adjusted Items”).

●	Losses in other income (expense) of $87 million, $68 million net of tax, related to company-sponsored pension plan settlements and $821 million, $628 million net of tax, for the unrealized loss on investments (the “2021 Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $47 million primarily due to the completion of income tax audit examinations covering multiple years.

Net earnings for 2020 include the following, which we define as the “2020 Adjusted Items:”

●	Charges to OG&A of $989 million, $754 million net of tax, for commitments to certain multi-employer pension funds, $189 million, $141 million net of tax, for the revaluation of Home Chef contingent consideration and $111 million, $81 million net of tax, for transformation costs (the “2020 OG&A Adjusted Items”).

●	Gains in other income (expense) of $1.1 billion, $821 million net of tax, for the unrealized gain on investments (the “2020 Other Income (Expense) Adjusted Item”).

Net earnings for 2019 include the following, which we define as the “2019 Adjusted Items:”

●	Charges to OG&A of $135 million, $104 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds; $80 million, $61 million net of tax, for a severance charge and related benefits; $412 million including $305 million attributable to The Kroger Co., $225 million net of tax, for impairment of Lucky’s Market; $52 million, $37 million net of tax, for transformation costs, primarily including 35 planned store closures; and a reduction to OG&A of $69 million, $49 million net of tax, for the revaluation of Home Chef contingent consideration (the “2019 OG&A Adjusted Items”).

●	Gains in other income (expense) of $106 million, $80 million net of tax, related to the sale of Turkey Hill Dairy; $70 million, $52 million net of tax, related to the sale of You Technology; and $157 million, $119 million net of tax, for the unrealized gain on investments (the “2019 Other Income (Expense) Adjusted Items”).

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share excluding the 2021, 2020 and 2019 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2021	2020	2019
Net earnings attributable to The Kroger Co.	$1,655	$2,585	$1,659
(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	344	754	104
Adjustment for gain on sale of Turkey Hill Dairy(1)(3)	—	—	(80)
Adjustment for gain on sale of You Technology(1)(4)	—	—	(52)
Adjustment for company-sponsored pension plan settlement charges(1)(5)	68	—	—
Adjustment for loss (gain) on investments(1)(6)	628	(821)	(119)
Adjustment for severance charge and related benefits(1)(7)	—	—	61
Adjustment for deconsolidation and impairment of Lucky's Market attributable to The Kroger Co.(1)(8)	—	—	225
Adjustment for Home Chef contingent consideration(1)(9)	50	141	(49)
Adjustment for transformation costs(1)(10)	104	81	37
Adjustment for income tax audit examinations(1)	(47)	—	—
Total Adjusted Items	1,147	155	127

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$2,802	$2,740	$1,786

Net earnings attributable to The Kroger Co. per diluted common share	$2.17	$3.27	$2.04
(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(11)	0.45	0.95	0.13
Adjustment for gain on sale of Turkey Hill Dairy(11)	—	—	(0.10)
Adjustment for gain on sale of You Technology(11)	—	—	(0.06)
Adjustment for company-sponsored pension plan settlement charges(11)	0.09	—	—
Adjustment for loss (gain) on investments(11)	0.83	(1.05)	(0.15)
Adjustment for severance charge and related benefits(11)	—	—	0.08
Adjustment for deconsolidation and impairment of Lucky's Market attributable to The Kroger Co.(11)	—	—	0.28
Adjustment for Home Chef contingent consideration(11)	0.07	0.18	(0.07)
Adjustment for transformation costs(11)	0.14	0.12	0.04
Adjustment for income tax audit examinations(11)	(0.07)	—	—
Total Adjusted Items	1.51	0.20	0.15

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$3.68	$3.47	$2.19

Average numbers of common shares used in diluted calculation	754	781	805
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $449 in 2021, $989 in 2020 and $135 in 2019.
(3)	The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(4)	The pre-tax adjustment for gain on sale of You Technology was ($70).
(5)	The pre-tax adjustment for company-sponsored pension plan settlement charges was $87.
(6)	The pre-tax adjustment for loss (gain) on investments was $821 in 2021, ($1,105) in 2020 and ($157) in 2019.
(7)	The pre-tax adjustment for severance charge and related benefits was $80.
(8)	The pre-tax adjustment for deconsolidation and impairment of Lucky’s Market was $412 including a $107 net loss attributable to the minority interest of Lucky’s Market.
(9)	The pre-tax adjustment for Home Chef contingent consideration was $66 in 2021, $189 in 2020 and ($69) in 2019.
(10)	The pre-tax adjustment for transformation costs was $136 in 2021, $111 in 2020 and $52 in 2019. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(11)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

Key Performance Indicators

We evaluate our results of operations and cash flows using a variety of key performance indicators, such as sales, identical sales, excluding fuel, FIFO gross margin, adjusted FIFO operating profit, adjusted net earnings, adjusted net earnings per diluted share and return on invested capital.  We use these financial metrics and related computations to evaluate our operational effectiveness and our results of operations from period to period and to plan for near and long-term operating and strategic decisions.  These key performance indicators should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP. These measures, which are described in more detail in this Annual Report on Form 10-K, may not be comparable to similarly-titled performance indicators used by other companies.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		Percentage		Percentage
	2021	Change(1)	2020	Change(2)	2019
Total sales to retail customers without fuel(3)	$122,293	0.1%	$122,134	13.6%	$107,487
Supermarket fuel sales	14,678	54.7%	9,486	(32.5)%	14,052
Other sales(4)	917	4.4%	878	17.5%	747
Total sales	$137,888	4.1%	$132,498	8.4%	$122,286
(1)	This column represents the percentage change in 2021 compared to 2020.
(2)	This column represents the percentage change in 2020 compared to 2019.
(3)	Digital sales are included in the “total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and products delivered or shipped directly to a customer’s home. Digital sales decreased approximately 3% in 2021 and grew approximately 116% in 2020 and 29% in 2019. The change in results for 2021 compared to 2020 is primarily due to cycling COVID-19 trends. While digital sales decreased 3% during 2021, almost all customers who reduced their online spend during the year continued to shop with us in store, highlighting the power of our seamless ecosystem and our ability to create a meaningful customer experience across channels.
(4)	Other sales primarily relate to external sales at food production plants, data analytic services and third party media revenue. The increase in 2021, compared to 2020, is primarily due to an increase in data analytic services and third-party media revenue, partially offset by decreased external sales at food production plants due to the closing of a plant. The increase in 2020, compared to 2019, is primarily due to growth in third-party media revenue, partially offset by decreased sales due to the disposal of Turkey Hill Dairy and You Technology in the first quarter of 2019.

Total sales increased in 2021, compared to 2020, by 4.1%. The increase was primarily due to an increase in supermarket fuel sales. Total sales, excluding fuel, increased 0.2% in 2021, compared to 2020, which was primarily due to our identical sales increase, excluding fuel, of 0.2%. Identical sales, excluding fuel, increased in 2021 on top of record sales results in 2020, which was primarily caused by unprecedented demand due to the COVID-19 pandemic during 2020. Our two-year identical sales, excluding fuel, stacked growth was 14.3%. Total supermarket fuel sales increased 54.7% in 2021, compared to 2020, primarily due to an increase in fuel gallons sold of 7.9% and an increase in the average retail fuel price of 43.6%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

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

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for 2021 and 2020.

Identical Sales

($ in millions)

	2021	2020
Excluding fuel	$120,802	$120,575
Excluding fuel	0.2%	14.1%

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rates, as a percentage of sales, were 22.01% in 2021 and 23.32% in 2020. The decrease in rate in 2021, compared to 2020, resulted primarily from increased fuel sales, which have a lower gross margin rate, a decrease in our fuel gross margin, continued strategic investments in lower prices for our customers, a COVID-19-related inventory write down for personal protective equipment donated to community partners, a higher LIFO charge and increased shrink and transportation costs, as a percentage of sales, partially offset by growth in our alternative profit streams and effective negotiations to achieve savings on the cost of products sold.

Our LIFO charge was $197 million in 2021 compared to a LIFO credit of $7 million in 2020. The increase in our LIFO charge was attributable to higher inflation in most categories, with grocery and meat being the largest contributors.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.15% in 2021, compared to 23.32% in 2020. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 43 basis points in 2021, compared to 2020. This decrease resulted primarily from continued strategic investments in lower prices for our customers, a COVID-19-related inventory write down for personal protective equipment donated to community partners and increased shrink and transportation costs, as a percentage of sales, partially offset by growth in our alternative profit streams and effective negotiations to achieve savings on the cost of products sold.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.83% in 2021 and 18.49% in 2020. The decrease in 2021, compared to 2020, resulted primarily from decreased COVID-19-related costs, lower contributions to multi-employer pension plans, decreased incentive plan costs, the 2020 OG&A Adjusted Items, the effect of increased fuel sales, which decreases our OG&A rate, as a percentage of sales, and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by significant investments in our associates and the 2021 OG&A Adjusted Items.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2021 OG&A Adjusted Items and the 2020 OG&A Adjusted Items, our OG&A rate decreased 61 basis points in 2021, compared to 2020. This decrease resulted primarily from decreased COVID-19-related costs, lower contributions to multi-employer pension plans, decreased incentive plan costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by significant investments in our associates.

Rent Expense

Rent expense was $845 million, or 0.61% of sales, for 2021, compared to $874 million, or 0.66% of sales, for 2020. Rent expense, as a percentage of sales, decreased 5 basis points in 2021, compared to 2020, primarily due to the completion of a property transaction related to 28 previously leased properties that we are now accounting for as owned locations and therefore recognizing depreciation and amortization expense over their useful life. For additional information about this transaction, see Note 5 to the Consolidated Financial Statements.

Depreciation and Amortization Expense

Depreciation and amortization expense was $2.8 billion, or 2.05% of sales, for 2021, compared to $2.7 billion, or 2.07% of sales, for 2020. Depreciation and amortization expense remained consistent, as a percentage of sales, in 2021, compared to 2020.

Operating Profit and FIFO Operating Profit

Operating profit was $3.5 billion, or 2.52% of sales, for 2021, compared to $2.8 billion, or 2.10% of sales, for 2020. Operating profit, as a percentage of sales, increased 42 basis points in 2021, compared to 2020, due to decreased OG&A expense, as a percentage of sales, partially offset by an increased LIFO charge and a lower FIFO gross margin rate. Fuel earnings also contributed to our operating profit growth for 2021, compared to 2020.

FIFO operating profit was $3.7 billion, or 2.66% of sales, for 2021, compared to $2.8 billion, or 2.09% of sales, for 2020. FIFO operating profit, as a percentage of sales, excluding the 2021 and 2020 Adjusted Items, increased 7 basis points in 2021, compared to 2020, due to decreased OG&A expense, as a percentage of sales, partially offset by a lower FIFO gross margin rate. Fuel earnings also contributed to our FIFO operating profit growth for 2021, compared to 2020.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2021 and 2020 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	2021	2020
Operating profit	$3,477	$2,780
LIFO charge (credit)	197	(7)

FIFO Operating profit	3,674	2,773

Adjustment for pension plan withdrawal liabilities	449	989
Adjustment for Home Chef contingent consideration	66	189
Adjustment for transformation costs(1)	136	111
Other	(15)	(6)

2021 and 2020 Adjusted items	636	1,283

Adjusted FIFO operating profit excluding the adjustment items above	$4,310	$4,056
(1)	Transformation costs primarily include costs related to store and business closure costs and third-party professional consulting fees associated with business transformation and cost saving initiatives.

Interest Expense

Interest expense totaled $571 million in 2021 and $544 million in 2020. The increase in interest expense in 2021, compared to 2020, resulted primarily from the completion of a property transaction related to 28 previously leased properties that we are now accounting for as owned locations. The structure used to complete this transaction requires our liability to be shown as debt. As a result of this transaction, rent expense decreased with a corresponding increase in interest expense and depreciation and amortization expense. For additional information about this transaction, see Note 5 to the Consolidated Financial Statements.

Income Taxes

Our effective income tax rate was 18.8% in 2021 and 23.2% in 2020. The 2021 tax rate differed from the federal statutory rate due to a discrete benefit of $47 million which was primarily from the favorable outcome of income tax audit examinations covering multiple years, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.  The 2020 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $2.17 per diluted share for 2021 represented a decrease of 33.6% compared to net earnings of $3.27 per diluted share for 2020. Adjusted net earnings of $3.68 per diluted share for 2021 represented an increase of 6.1% compared to adjusted net earnings of $3.47 per diluted share for 2020. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher LIFO charge.

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted ROIC operating profit for the prior four quarters by the average invested capital.  Adjusted operating profit for ROIC purposes is calculated by excluding certain items included in operating profit, and adding back our LIFO charge (credit), depreciation and amortization and rent to our U.S. GAAP operating profit of the prior four quarters.  Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve and (iii) the average accumulated depreciation and amortization; minus (i) the average taxes receivable, (ii) the average trade accounts payable, (iii) the average accrued salaries and wages and (iv) the average other current liabilities, excluding accrued income taxes.  Averages are calculated for ROIC by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two.  ROIC is a non-GAAP financial measure of performance.  ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.  ROIC is an important measure used by management to evaluate our investment returns on capital.  Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC.  As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC.  We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a calculation of ROIC for 2021 and 2020 on a 52 week basis ($ in millions):

	Fiscal Year Ended
	January 29,	January 30,
	2022	2021
Return on Invested Capital
Numerator
Operating profit	$3,477	$2,780
LIFO charge (credit)	197	(7)
Depreciation and amortization	2,824	2,747
Rent	845	874
Adjustment for Home Chef contingent consideration	66	189
Adjustment for pension plan withdrawal liabilities	449	989
Adjustment for transformation costs	136	111
Adjusted ROIC operating profit	$7,994	$7,683

Denominator
Average total assets	$48,874	$46,959
Average taxes receivable(1)	(54)	(74)
Average LIFO reserve	1,472	1,377
Average accumulated depreciation and amortization	24,868	24,161
Average trade accounts payable	(6,898)	(6,514)
Average accrued salaries and wages	(1,575)	(1,291)
Average other current liabilities(2)	(5,976)	(4,926)
Average invested capital	$60,711	$59,692
Return on Invested Capital	13.17%	12.87%
(1)Taxes receivable were $42 as of January 29, 2022, $66 as of January 30, 2021 and $82 as of February 1, 2020.
(2)Other current liabilities included accrued income taxes of $9 as of January 30, 2021. We did not have any accrued income taxes as of January 29, 2022 and February 1, 2020. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

CRITICAL ACCOUNTING ESTIMATES

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

We believe the following accounting estimates are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value. Fair value is determined based on market values or discounted future cash flows. We record impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. We recorded asset impairments in the normal course of business totaling $64 million in 2021 and $70 million in 2020. We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as OG&A expense.

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

Business Combinations

We account for business combinations using the acquisition method of accounting. All the assets acquired, liabilities assumed and amounts attributable to noncontrolling interests are recorded at their respective fair values at the date of acquisition once we obtain control of an entity. The determination of fair values of identifiable assets and liabilities involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in such instances, including the income approach. Significant estimates used in determining fair value include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill. See Note 2 for further information about goodwill.

Goodwill

Our goodwill totaled $3.1 billion as of January 29, 2022. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  We recognize goodwill impairment for any excess of a reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Our annual evaluation of goodwill is performed for our reporting units during the fourth quarter. The 2021 fair value of our Kroger Specialty Pharmacy reporting unit was estimated using multiple valuation techniques: a discounted cash flow model (income approach), a market multiple model and a comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s projected future cash flows, estimates of revenue growth rates, margin assumptions and an appropriate discount rate. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples. The annual evaluation of goodwill performed in 2021, 2020 and 2019 did not result in impairment for any of our reporting units. Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably likely. A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2021, 2020 and 2019, see Note 2 to the Consolidated Financial Statements.

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

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  We made cash contributions to these plans of $1.1 billion in 2021, $619 million in 2020 and $461 million in 2019. The increase in 2021, compared to 2020, is due to the contractual payments we made in 2021 related to our commitments established for certain ratification agreements. The increase in 2020, compared to 2019, is due to incremental contributions we made in 2020 to multi-employer pension plans, helping stabilize future associate benefits.

We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans as it relates to our associates who are beneficiaries of these plans.  These under-fundings are not our liability. When an opportunity arises that is economically feasible and beneficial to us and our associates, we may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan.  The commitments from these restructurings do not change our debt profile as it relates to our credit rating since these off-balance sheet commitments are typically considered in our investment grade debt rating. We are currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and have sole investment authority over these assets. Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

●	In 2021, we incurred a $449 million charge, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund.

●	In 2020, we incurred a $989 million charge, $754 million net of tax, for commitments to certain multi-employer pension funds.

●	In 2019, we incurred a $135 million charge, $104 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds.

As we continue to work to find solutions to under-funded multi-employer pension plans, it is possible we could incur withdrawal liabilities for certain funds.

Based on the most recent information available to us, we believe the present value of actuarially accrued liabilities in most of these multi-employer plans exceeds the value of the assets held in trust to pay benefits, and we expect that our contributions to most of these funds will increase over the next few years. We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2021.  Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.

As of December 31, 2021, we estimate our share of the underfunding of multi-employer pension plans to which we contribute was approximately $1.1 billion, $850 million net of tax.  This represents a decrease in the estimated amount of underfunding of approximately $600 million, $450 million net of tax, as of December 31, 2021, compared to December 31, 2020.  The decrease in the amount of underfunding is primarily attributable to higher expected returns on assets in the funds during 2021 and the restructuring of the Sound Retirement Trust, helping stabilize future associate benefits. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

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

See Note 15 to the Consolidated Financial Statements for more information relating to our participation in these multi-employer pension plans.

NEW ACCOUNTING STANDARDS

Refer to Note 17 and Note 18 to the Consolidated Financial Statements for recently adopted accounting standards and recently issued accounting standards not yet adopted as of January 29, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase in cash and temporary cash investments for 2021 and 2020:

	2021	2020
Net cash provided by (used in)
Operating activities	$6,190	$6,815
Investing activities	(2,611)	(2,814)
Financing activities	(3,445)	(2,713)
Net increase in cash and temporary cash investments	$134	$1,288

Net cash provided by operating activities

We generated $6.2 billion of cash from operations in 2021, compared to $6.8 billion in 2020. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $6.4 billion of operating cash flow in 2021 compared to $5.2 billion in 2020. Cash provided (used) by operating activities for changes in operating assets and liabilities, including working capital, was ($229) million in 2021 compared to $1.6 billion in 2020. The decrease in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	A decrease in the current portion of our commitments due to the National Fund as a result of a contractual payment; and

●	An increase in long-term liabilities at the end of 2020, primarily due to an increase in the noncurrent portion of the deferral of the employer portion of social security tax payments as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was enacted in the first quarter of 2020;

●	Partially offset by a decrease in prepaid and other current assets due to the transfer of prepaid escrow funds to fulfill obligations related to the restructuring of multi-employer pension plans.

Cash paid for taxes decreased in 2021, compared to 2020, primarily due to lower taxable income in 2021, compared to 2020.

Net cash used by investing activities

Investing activities used cash of $2.6 billion in 2021, compared to $2.8 billion in 2020. The amount of cash used by investing activities decreased in 2021, compared to 2020, primarily due to decreased payments for property and equipment in 2021 due to timing of payments.

Net cash used by financing activities

We used $3.4 billion of cash for financing activities in 2021, compared to $2.7 billion in 2020. The amount of cash used for financing activities increased in 2021, compared to 2020, primarily due to the following:

●	Decreased proceeds from issuance of long-term debt;

●	Increased payments on long-term debt including obligations under finance leases; and

●	Increased treasury stock purchases;

●	Partially offset by decreased net payments on commercial paper; and

●	Increased proceeds from financing arrangement.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, totaled $3.2 billion in 2021 and 2020. Capital investments for the purchase of leased facilities totaled $58 million in 2020. We did not purchase any leased facilities in 2021. Our capital priorities align directly with our value creation model and our target to consistently grow net earnings. Our capital program includes initiatives to enhance the customer experience in stores, improve our process efficiency and enhance our digital capabilities through technology developments. As such, we increased our allocation of capital investments related to digital and technology compared to prior years. These investments are expected to drive digital sales growth and improve operating efficiency by removing cost and waste from our business.

The table below shows our supermarket storing activity and our total supermarket square footage for 2021, 2020 and 2019:

Supermarket Storing Activity

	2021	2020	2019
Beginning of year	2,742	2,757	2,764
Opened	4	5	10
Opened (relocation)	4	6	9
Acquired	—	—	6
Closed (operational)	(20)	(20)	(19)
Closed (relocation)	(4)	(6)	(13)
End of year	2,726	2,742	2,757

Total supermarket square footage (in millions)	179	179	180

Debt Management

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $49 million to $13.4 billion as of year-end 2021 compared to 2020. The decrease in 2021, compared to 2020, resulted from the payments of $300 million of senior notes bearing an interest rate of 2.60%, $500 million of senior notes bearing an interest rate of 2.95% and $500 million of senior notes bearing an interest rate of 3.40%, partially offset by an increase in debt primarily from the completion of a property transaction and a net increase in obligations under finance leases of $616 million primarily related to our three Kroger Delivery customer fulfillment center openings. We purchased and then immediately sold a portfolio of 28 of our existing stores, allowing us to secure long-term access to these locations at favorable lease rates. The structure used to complete this transaction requires our liability to be shown as debt.

Common Share Repurchase Programs

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and allow for the orderly repurchase of our common shares, from time to time.  The share repurchase programs do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. We made open market purchases of our common shares totaling $1.4 billion in 2021 and $1.2 billion in 2020.

In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $225 million in 2021 and $128 million in 2020 of our common shares under the stock option program.

On September 11, 2020, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2020 Repurchase Program”). The September 2020 Repurchase Program was exhausted on June 11, 2021. On June 16, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “June 2021 Repurchase Program”). On December 30, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2021 Repurchase Program”). The December 2021 Repurchase Program authorization replaced the existing June 2021 Repurchase Program.

The shares repurchased in 2021 were reacquired under the following share repurchase programs:

●	The September 2020 Repurchase Program.

●	The June 2021 Repurchase Program.

●	The December 2021 Repurchase Program.

●	A program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

As of January 29, 2022, there was $821 million remaining under the December 2021 Repurchase Program.

During the first quarter through March 23, 2022, we repurchased an additional $92 million of our common shares under the stock option program and $287 million additional shares under the December 2021 Repurchase Program. As of March 23, 2022, we have $534 million remaining under the December 2021 Repurchase Program.

Dividends

The following table provides dividend information for 2021 and 2020 ($ in millions, except per share amounts):

	2021	2020
Cash dividends paid	$589	$534
Cash dividends paid per common share	$0.78	$0.68

Liquidity Needs

We held cash and temporary cash investments of $1.8 billion, as of the end of 2021, which reflects our elevated operating performance and significant improvements in working capital. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend and share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our previously stated capital allocation strategy.

The table below summarizes our short-term and long-term material cash requirements, based on year of maturity or settlement, as of January 29, 2022 (in millions of dollars):

	2022	2023	2024	2025	2026	Thereafter	Total
Contractual Obligations(1)(2)
Long-term debt(3)	$451	$1,130	$5	$84	$1,387	$8,688	$11,745
Interest on long-term debt(4)	494	471	422	422	399	4,918	7,126
Finance lease obligations	159	158	156	152	152	1,323	2,100
Operating lease obligations	920	862	791	717	664	5,961	9,915
Self-insurance liability(5)	236	152	102	65	40	126	721
Construction commitments(6)	542	—	—	—	—	—	542
CARES Act(7)	311	—	—	—	—	—	311
Purchase obligations(8)	894	435	320	294	319	2,163	4,425
Total	$4,007	$3,208	$1,796	$1,734	$2,961	$23,179	$36,885
(1)	The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $36 million in 2021. For additional information about these obligations, see Note 14 to the Consolidated Financial Statements. This table also excludes contributions under various multi-employer pension plans, which totaled $1.1 billion in 2021. For additional information about these multi-employer pension plans, see Note 15 to the Consolidated Financial Statements.
(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of January 29, 2022, we had no outstanding commercial paper and no borrowings under our credit facility.
(4)	Amounts include contractual interest payments using the interest rate as of January 29, 2022 and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in “Other current liabilities” in our Consolidated Balance Sheets.
(7)	The CARES Act, which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include deferring the due dates of tax payments and other changes to income and non-income-based tax laws. As permitted under the CARES Act, we are deferring the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. During 2020, we deferred the employer portion of social security tax of $622 million. Of the total, $311 million was paid during 2021 and $311 million is included in “Other current liabilities” in our Consolidated Balance Sheets.
(8)	Amounts include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our food production plants and several contracts to purchase energy to be used in our stores and food production plants. Our obligations also include management fees for facilities operated by third parties and outside service contracts. Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets. We included our future commitments for customer fulfillment centers for which we have placed an order as of January 29, 2022. We did not include our commitments associated with additional customer fulfillment centers that have not yet been ordered. We expect our future commitments for customer fulfillment centers will continue to grow as we place orders for additional customer fulfillment centers.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand at the end of 2021, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, payments deferred under the CARES Act and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfilment centers, joint ventures or other business partnerships, property development or acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in 2021, see Note 5 to the Consolidated Financial Statements.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper program.  At January 29, 2022, we had no outstanding commercial paper. Commercial paper borrowings are backed by our credit facility and reduce the amount we can borrow under the credit facility. If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis. Factors that could affect our credit rating include changes in our operating performance and financial position, the state of the economy, the current inflationary environment, conditions in the food retail industry and changes in our business model. Further information on the risks and uncertainties that can affect our business can be found in the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K. Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost and applicable margin on borrowings under the credit facility could be affected by a downgrade in our Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company. As of March 23, 2022, we had no commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio (our “financial covenant”).  A failure to maintain our financial covenant would impair our ability to borrow under the credit facility. This financial covenant is described below:

●	Our Leverage Ratio (the ratio of Net Debt to Adjusted EBITDA, as defined in the credit facility) was 1.46 to 1 as of January 29, 2022. If this ratio were to exceed 3.50 to 1, we would be in default of our credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 5 to the Consolidated Financial Statements.  We were in compliance with our financial covenant at year-end 2021.

As of January 29, 2022, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of January 29, 2022, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of January 29, 2022.

In addition to the available credit mentioned above, as of January 29, 2022, we had authorized for issuance $3.3 billion of securities remaining under a shelf registration statement filed with the SEC and effective on May 24, 2019.

We maintain surety bonds related primarily to our self-insured workers’ compensation claims.  These bonds are required by most states in which we are self-insured for workers’ compensation and are placed with predominately third-party insurance providers to insure payment of our obligations in the event we are unable to meet our claim payment obligations up to our self-insured retention levels. These bonds do not represent liabilities of ours, as we already have reserves on our books for the claims costs. Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of, or access to, such bonds.  Although we do not believe increased costs or decreased availability would significantly affect our ability to access these surety bonds, if this does become an issue, we would issue letters of credit, in states where allowed, to meet the state bonding requirements.  This could increase our cost or decrease the funds available under our credit facility if the letters of credit were issued against our credit facility. We had $412 million of outstanding surety bonds as of January 29, 2022. These surety bonds expire during fiscal year 2022 and are expected to be renewed.

We have standby letters of credit outstanding as part of our insurance program and for other business purposes. The letters of credit for our insurance program collateralize obligations to our insurance carriers in connection with the settlement of potential claims. We have also provided a letter of credit which supports our commitment to build a certain number of fulfillment centers. The balance of this letter of credit reduces primarily upon the construction of each fulfillment center. If we do not reach our total purchase commitment, we will be responsible for the balance remaining on the letter of credit. We had $363 million of outstanding standby letters of credit as of January 29, 2022. These standby letters of credit expire during fiscal year 2022 and are expected to be renewed. Letters of credit do not represent liabilities of ours and are not reflected in the Company’s Consolidated Balance Sheets.

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

TWO-YEAR FINANCIAL RESULTS

Significant fluctuations occurred in our business during 2020 due to the COVID-19 pandemic. As a result, management compares current year identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share results to the same metrics for the comparable period in 2019, in addition to comparisons made to 2020. This enables management to evaluate results of the business and our financial model over a longer period of time, and to better understand the state of the business after the height of the pandemic compared to the period of time prior to the pandemic. The purpose of the following tables is to better illustrate comparable two-year growth from our ongoing business for 2021 for identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share compared to 2019. Two year financial results for these measures are useful metrics to investors and analysts because they present more accurate comparisons of results and trends over a longer period of time to demonstrate the effect of COVID-19 on our results. The tables provide the two-year stacked results or compounded annual growth rate for each measure presented and how it was calculated. Items identified in these tables should not be considered alternatives to any other measure of performance. These items should not be reviewed in isolation or considered substitutes for the Company's financial results including those measures reported in accordance with GAAP. Due to the nature of these items, as further described below, it is important to identify these items and to review them in conjunction with the Company's financial results reported in accordance with GAAP.

Identical Sales Two-Year Stacked

($ in millions)

	2021	2020	2020	2019
Excluding fuel	$120,802	$120,575	$120,762	$105,806
Individual year identical sales result	0.2%		14.1%
Two-year stacked identical sales result	14.3%

Operating Profit Excluding the Adjusted Items Two-Year CAGR

($ in millions)

	2021	2019
Operating profit	$3,477	$2,251
LIFO charge	197	105

FIFO Operating profit	3,674	2,356

Adjustment for pension plan withdrawal liabilities	449	135
Adjustment for Home Chef contingent consideration	66	(69)
Adjustment for severance charge and related benefits	—	80
Adjustment for transformation costs(1)	136	52
Adjustment for deconsolidation and impairment of Lucky's Market(2)	—	412
Other	(15)	29

2021 and 2019 Adjusted items	636	639

Adjusted FIFO operating profit excluding the adjusted items above	$4,310	$2,995

Two-year operating profit CAGR(3)	24.3%

Two-year adjusted FIFO operating profit excluding the adjusted items above CAGR(3)	20.0%
(1)Transformation costs primarily include costs related to store and business closure costs and third-party professional consulting fees associated with business transformation and cost saving initiatives.
(2)The adjustment for impairment of Lucky’s Market includes a $107 net loss attributable to the minority interest of Lucky’s Market.
(3)CAGR represents the compounded annual growth rate.

Net Earnings per Diluted Share Excluding the Adjusted Items Two-Year CAGR

($ in millions, except per share amounts)

	2021	2019
Net earnings attributable to The Kroger Co.	$1,655	$1,659
(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	344	104
Adjustment for company-sponsored pension plan settlement charges(1)(3)	68	—
Adjustment for gain on sale of Turkey Hill Dairy(1)(4)	—	(80)
Adjustment for gain on sale of You Technology(1)(5)	—	(52)
Adjustment for loss (gain) on investments(1)(6)	628	(119)
Adjustment for deconsolidation and impairment of Lucky's Market attributable to the Kroger Co.(1)(7)	—	225
Adjustment for Home Chef contingent consideration(1)(8)	50	(49)
Adjustment for transformation costs(1)(9)	104	37
Adjustment for severance charge and related benefits(1)(10)	—	61
Adjustment for income tax audit examinations(1)	(47)	—
2021 and 2019 Adjusted Items	1,147	127

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$2,802	$1,786

Net earnings attributable to The Kroger Co. per diluted common share	$2.17	$2.04
(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(11)	0.45	0.13
Adjustment for company-sponsored pension plan settlement charges(11)	0.09	—
Adjustment for gain on sale of Turkey Hill Dairy(11)	—	(0.10)
Adjustment for gain on sale of You Technology(11)	—	(0.06)
Adjustment for loss (gain) on investments(11)	0.83	(0.15)
Adjustment for deconsolidation and impairment of Lucky's Market attributable to the Kroger Co.(11)	—	0.28
Adjustment for Home Chef contingent consideration(11)	0.07	(0.07)
Adjustment for transformation costs(11)	0.14	0.04
Adjustment for severance charge and related benefits(11)	—	0.08
Adjustment for income tax audit examinations(11)	(0.07)	—
2021 and 2019 Adjusted Items	1.51	0.15

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$3.68	$2.19

Average number of common shares used in diluted calculation	754	805

Two-year net earnings attributable to The Kroger Co. per diluted common share CAGR(12)	3.1%

Two-year net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items CAGR(12)	29.6%

Net Earnings per Diluted Share Excluding the Adjusted Items Two-Year CAGR (continued)

($ in millions, except per share amounts)

(1)The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)The pre-tax adjustment for pension plan withdrawal liabilities was $449 in 2021 and $135 in 2019.
(3)The pre-tax adjustment for company-sponsored pension plan settlement charges was $87.
(4)The pre-tax adjustment for gain on sale of Turkey Hill Dairy was ($106).
(5)The pre-tax adjustment for gain on sale of You Technology was ($70).
(6)The pre-tax adjustment for loss (gain) on investments was $821 in 2021 and ($157) in 2019.
(7)The pre-tax adjustment for deconsolidation and impairment of Lucky’s Market was $412 including a $107 net loss attributable to the minority interest of Lucky’s Market.
(8)The pre-tax adjustment for Home Chef contingent consideration was $66 in 2021 and ($69) in 2019.
(9)The pre-tax adjustment for transformation costs was $136 in 2021 and $52 in 2019. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(10)The pre-tax adjustment for severance charge and related benefits was $80.
(11)The amount presented represents the net earnings per diluted common share effect of each adjustment.
(12)CAGR represents the compounded annual growth rate.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FINANCIAL RISK MANAGEMENT

In addition to the risks inherent in our operations, we are exposed to market risk from a variety of sources, including changes in interest rates, commodity prices, the fair value of certain equity investments and defined benefit pension and other post-retirement benefit plans. Our market risk exposures are discussed below.

Interest Rate Risk

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

When we use derivative financial instruments, it is primarily to manage our exposure to fluctuations in interest rates. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are intended to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure. The interest rate derivatives we use are straightforward instruments with liquid markets. We had no forward-starting interest rate swap agreements outstanding as of January 29, 2022 or January 30, 2021.

Annually, we review with the Financial Policy Committee of our Board of Directors compliance with the guidelines described above. The guidelines may change as our business needs dictate.

The tables below provide information about our underlying debt portfolio as of January 29, 2022 and January 30, 2021. The amounts shown for each year represent the contractual maturities of long-term debt, excluding finance leases, as of January 29, 2022 and January 30, 2021. Interest rates reflect the weighted average rate for the outstanding instruments. The variable rate debt is based on a reference rate using the forward yield curve as of January 29, 2022 and January 30, 2021. The Fair Value column includes the fair value of our debt instruments as of January 29, 2022 and January 30, 2021. We had no outstanding interest rate derivatives classified as fair value hedges as of January 29, 2022 or January 30, 2021. See Notes 5, 6 and 7 to the Consolidated Financial Statements.

	January 29, 2022
	Expected Year of Maturity
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate	$(416)	$(1,107)	$(5)	$(3)	$(1,387)	$(8,688)	$(11,606)	$(13,050)
Average interest rate	4.38%	4.50%	1.51%	3.53%	4.27%	4.46%
Variable rate	$(35)	$(23)	$—	$(81)	$—	$—	$(139)	$(139)
Average interest rate	1.86%	2.61%	—	0.12%	—	—

	January 30, 2021
	Expected Year of Maturity
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate	$(802)	$(894)	$(1,093)	$—	$—	$(9,475)	$(12,264)	$(14,534)
Average interest rate	4.20%	4.29%	4.53%	—	—	4.36%
Variable rate	$(42)	$—	$(23)	$—	$(81)	$—	$(146)	$(146)
Average interest rate	1.87%	—	2.62%	—	0.08%	—

Based on our year-end 2021 variable rate debt levels, a 10 percent change in interest rates would be immaterial. See Note 6 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

Commodity Price Risk

We are subject to commodity price risk generated by our purchases of meat, seafood and dairy products, among other food items. We purchase, manufacture and sell various commodity related food products and risk arises from the price volatility of these commodities. The price and availability of these commodities directly impacts our results of operations. To help manage or minimize the effect of commodity price risk exposure on our operations, we use a combination of pricing features embedded within supply contracts, such as fixed-price and price-to-be-fixed contracts, and have the ability to increase or decrease retail prices to our customers as commodity prices change.

We are exposed to changes in the prices of diesel and unleaded fuel. The majority of our fuel contracts utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. We expect to take delivery of these commitments in the normal course of business, and, as a result, these contracts qualify as normal purchases. While many of the indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for fuel. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount, which can affect our operating results either positively or negatively in the short-term.

We have entered into fixed price contracts to purchase electricity and natural gas for a portion of our energy needs. We expect to take delivery of these commitments in the normal course of business, and, as a result, these contracts qualify as normal purchases.

As of January 29, 2022 and January 30, 2021, we had no commodity derivative contracts outstanding.

Equity Investment Risk

We are exposed to market price volatility for our investment in Ocado Group plc (“Ocado”), which is measured at fair value through net earnings. Fair value adjustments flow through “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. The change in fair value of this investment resulted in an unrealized (loss) gain on investments of ($821) million in 2021, $1.0 billion in 2020 and $157 million in 2019. As of January 29, 2022, the value of our investment in Ocado was $987 million. As of January 29, 2022, a 10% change in the fair value of this investment would be approximately $100 million. For additional details on this investment, see Note 7 to the Consolidated Financial Statements.

Company-Sponsored Benefit Plans

We sponsor defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. Changes in interest rates affect our liabilities associated with these retirement plans, as well as the amount of expense recognized for these retirement plans. Increased interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. The target plan asset allocations are established based on our LDI strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability. As of January 29, 2022, our defined benefit pension plans had total investment assets of $3.1 billion. Declines in the fair value of plan assets could diminish the funded status of our defined benefit pension plans and potentially increase our requirement to make contributions to these plans. For additional details, see Note 14 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements of The Kroger Co.

For the Fiscal Year Ended January 29, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Kroger Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kroger Co. and its subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended January 29, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Kroger Specialty Pharmacy (“KSP”) Reporting Unit

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.1 billion as of January 29, 2022 and the goodwill associated with the KSP reporting unit was $242 million. Management reviews goodwill annually for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. The fair value of a reporting unit is compared to its carrying value for purposes of identifying potential impairment. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. As disclosed by management, the fair value of the Company's KSP reporting unit was estimated using multiple valuation techniques, a discounted cash flow model (income approach), a market multiple model and comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s estimates of revenue growth rates, margin assumptions, and discount rate to estimate future cash flows. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s KSP reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate, evaluating the appropriateness of the income and market approach models, testing the completeness, accuracy, and relevance of the underlying data used in the models and evaluating the significant assumptions used by management related to the revenue growth rates, margin assumptions, discount rate, peer group determination, and market multiple selection. Evaluating management’s assumptions relating to revenue growth rates and margin assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the Company’s peer group determinations included evaluating the appropriateness of the identified peer companies. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow and market models, and certain significant assumptions related to the discount rate, peer group determination, and market multiples.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 29, 2022

We have served as the Company’s auditor since 1929.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
(In millions, except par amounts)	2022	2021
ASSETS
Current assets
Cash and temporary cash investments	$1,821	$1,687
Store deposits in-transit	1,082	1,096
Receivables	1,828	1,781
FIFO inventory	8,353	8,436
LIFO reserve	(1,570)	(1,373)
Prepaid and other current assets	660	876
Total current assets	12,174	12,503

Property, plant and equipment, net	23,789	22,386
Operating lease assets	6,695	6,796
Intangibles, net	942	997
Goodwill	3,076	3,076
Other assets	2,410	2,904

Total Assets	$49,086	$48,662

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$555	$911
Current portion of operating lease liabilities	650	667
Trade accounts payable	7,117	6,679
Accrued salaries and wages	1,736	1,413
Other current liabilities	6,265	5,696
Total current liabilities	16,323	15,366

Long-term debt including obligations under finance leases	12,809	12,502
Noncurrent operating lease liabilities	6,426	6,507
Deferred income taxes	1,562	1,542
Pension and postretirement benefit obligations	478	535
Other long-term liabilities	2,059	2,660

Total Liabilities	39,657	39,112

Commitments and contingencies see Note 12

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2021 and 2020	1,918	1,918
Additional paid-in capital	3,657	3,461
Accumulated other comprehensive loss	(467)	(630)
Accumulated earnings	24,066	23,018
Common shares in treasury, at cost, 1,191 shares in 2021 and 1,160 shares in 2020	(19,722)	(18,191)

Total Shareholders’ Equity - The Kroger Co.	9,452	9,576
Noncontrolling interests	(23)	(26)

Total Equity	9,429	9,550

Total Liabilities and Equity	$49,086	$48,662

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

	2021	2020	2019
(In millions, except per share amounts)	(52 weeks)	(52 weeks)	(52 weeks)
Sales	$137,888	$132,498	$122,286

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	107,539	101,597	95,294
Operating, general and administrative	23,203	24,500	21,208
Rent	845	874	884
Depreciation and amortization	2,824	2,747	2,649

Operating profit	3,477	2,780	2,251

Other income (expense)
Interest expense	(571)	(544)	(603)
Non-service component of company-sponsored pension plan (costs) benefits	(34)	29	—
(Loss) gain on investments	(821)	1,105	157
Gain on sale of businesses	—	—	176

Net earnings before income tax expense	2,051	3,370	1,981

Income tax expense	385	782	469

Net earnings including noncontrolling interests	1,666	2,588	1,512
Net income (loss) attributable to noncontrolling interests	11	3	(147)

Net earnings attributable to The Kroger Co.	$1,655	$2,585	$1,659

Net earnings attributable to The Kroger Co. per basic common share	$2.20	$3.31	$2.05

Average number of common shares used in basic calculation	744	773	799

Net earnings attributable to The Kroger Co. per diluted common share	$2.17	$3.27	$2.04

Average number of common shares used in diluted calculation	754	781	805

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

	2021	2020	2019
(In millions)	(52 weeks)	(52 weeks)	(52 weeks)
Net earnings including noncontrolling interests	$1,666	$2,588	$1,512

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	156	22	(105)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	—	(14)	(47)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	7	2	4
Cumulative effect of accounting change(4)	—	—	(146)

Total other comprehensive income (loss)	163	10	(294)

Comprehensive income	1,829	2,598	1,218
Comprehensive income (loss) attributable to noncontrolling interests	11	3	(147)
Comprehensive income attributable to The Kroger Co.	$1,818	$2,595	$1,365

(1)	Amount is net of tax expense (benefit) of $48 in 2021, $7 in 2020 and ($33) in 2019.
(2)	Amount is net of tax benefit of ($8) in 2020 and ($17) in 2019.
(3)	Amount is net of tax expense of $3 in 2021, $2 in 2020 and $3 in 2019.
(4)	Related to the adoption of Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (See Note 17 for additional details).

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

	2021	2020	2019
(In millions)	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,666	$2,588	$1,512
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,824	2,747	2,649
Asset impairment charges	64	70	120
Operating lease asset amortization	605	626	640
LIFO charge (credit)	197	(7)	105
Share-based employee compensation	203	185	155
Company-sponsored pension plans expense (benefits)	50	(9)	39
Deferred income taxes	(31)	73	(56)
Gain on sale of businesses	—	—	(176)
Gain on the sale of assets	(44)	(59)	(158)
Loss (gain) on investments	821	(1,105)	(157)
Loss on deconsolidation and impairment of Lucky's Market	—	—	412
Other	64	165	(109)
Changes in operating assets and liabilities net of effects from mergers and disposals of business:
Store deposits in-transit	13	83	3
Receivables	(61)	(90)	(36)
Inventories	80	7	(351)
Prepaid and other current assets	232	(342)	(33)
Trade accounts payable	438	330	342
Accrued expenses	331	1,382	302
Income taxes receivable and payable	16	24	(142)
Operating lease liabilities	(618)	(552)	(639)
Proceeds from contract associated with sale of business	—	—	295
Other	(660)	699	(53)

Net cash provided by operating activities	6,190	6,815	4,664

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,614)	(2,865)	(3,128)
Proceeds from sale of assets	153	165	273
Net proceeds from sale of businesses	—	—	327
Other	(150)	(114)	(83)

Net cash used by investing activities	(2,611)	(2,814)	(2,611)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	56	1,049	813
Payments on long-term debt including obligations under finance leases	(1,442)	(747)	(2,304)
Net (payments) proceeds on commercial paper	—	(1,150)	350
Dividends paid	(589)	(534)	(486)
Proceeds from issuance of capital stock	172	127	55
Treasury stock purchases	(1,647)	(1,324)	(465)
Proceeds from financing arrangement	166	—	—
Other	(161)	(134)	(46)

Net cash used by financing activities	(3,445)	(2,713)	(2,083)

Net increase (decrease) in cash and temporary cash investments	134	1,288	(30)

Cash and temporary cash investments:
Beginning of year	1,687	399	429
End of year	$1,821	$1,687	$399

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,614)	$(2,865)	$(3,128)
Payments for lease buyouts	—	58	82
Changes in construction-in-progress payables	(542)	(359)	2
Total capital investments, excluding lease buyouts	$(3,156)	$(3,166)	$(3,044)

Disclosure of cash flow information:
Cash paid during the year for interest	$607	$564	$523
Cash paid during the year for income taxes	$513	$659	$706

The accompanying notes are an integral part of the consolidated financial statements

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 2, 2019	1,918	$1,918	$3,245	1,120	$(16,612)	$(346)	$19,681	$(51)	$7,835
Issuance of common stock:
Stock options exercised	—	—	—	(3)	55	—	—	—	55
Restricted stock issued	—	—	(128)	(3)	92	—	—	—	(36)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	14	(400)	—	—	—	(400)
Stock options exchanged	—	—	—	2	(65)	—	—	—	(65)
Share-based employee compensation	—	—	155	—	—	—	—	—	155
Other comprehensive loss net of tax of ($47)	—	—	—	—	—	(294)	—	—	(294)
Cumulative effect of accounting change (see note 17)	—	—	—	—	—	—	146	—	146
Deconsolidation of Lucky's Market	—	—	—	—	—	—	—	168	168
Other	—	—	65	—	(61)	—	(5)	1	—
Cash dividends declared ($0.62 per common share)	—	—	—	—	—	—	(503)	—	(503)
Net earnings (loss) including non-controlling interests	—	—	—	—	—	—	1,659	(147)	1,512

Balances at February 1, 2020	1,918	$1,918	$3,337	1,130	$(16,991)	$(640)	$20,978	$(29)	$8,573
Issuance of common stock:
Stock options exercised	—	—	—	(7)	127	—	—	—	127
Restricted stock issued	—	—	(134)	(3)	71	—	—	—	(63)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	36	(1,196)	—	—	—	(1,196)
Stock options exchanged	—	—	—	4	(128)	—	—	—	(128)
Share-based employee compensation	—	—	185	—	—	—	—	—	185
Other comprehensive income net of tax of $1	—	—	—	—	—	10	—	—	10
Other	—	—	73	—	(74)	—	—	—	(1)
Cash dividends declared ($0.70 per common share)	—	—	—	—	—	—	(545)	—	(545)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,585	3	2,588

Balances at January 30, 2021	1,918	$1,918	$3,461	1,160	$(18,191)	$(630)	$23,018	$(26)	$9,550
Issuance of common stock:
Stock options exercised	—	—	—	(7)	172	—	—	—	172
Restricted stock issued	—	—	(137)	(3)	73	—	—	—	(64)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	35	(1,422)	—	—	—	(1,422)
Stock options exchanged	—	—	—	6	(225)	—	—	—	(225)
Share-based employee compensation	—	—	203	—	—	—	—	—	203
Other comprehensive income net of tax of $51	—	—	—	—	—	163	—	—	163
Other	—	—	130	—	(129)	—	—	(8)	(7)
Cash dividends declared ($0.81 per common share)	—	—	—	—	—	—	(607)	—	(607)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,655	11	1,666

Balances at January 29, 2022	1,918	$1,918	$3,657	1,191	$(19,722)	$(467)	$24,066	$(23)	$9,429

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902.  As of January 29, 2022, the Company was one of the largest retailers in the world based on annual sales.  The Company also manufactures and processes food for sale by its supermarkets and online.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and other consolidated entities. Intercompany transactions and balances have been eliminated.

Refer to Note 17 for a description of changes to the Consolidated Financial Statements for recently adopted accounting standards regarding the implementation costs of cloud computing arrangements.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended January 29, 2022, January 30, 2021 and February 1, 2020.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 91% of inventories in 2021 and 92% of inventories in 2020 were valued using the LIFO method.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a FIFO basis) or net realizable value. Replacement cost was higher than the carrying amount by $1,570 at January 29, 2022 and $1,373 at January 30, 2021.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit. During 2020, the Company had a LIFO liquidation primarily related to pharmacy inventory. The liquidated inventory was carried at lower costs prevailing in prior years as compared with current costs. The effect of this reduction in inventory decreased “Merchandise costs” by approximately $76, $58 net of tax.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under finance leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years. Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant, fulfillment center and distribution center equipment is depreciated over lives varying from three to 15 years. Information technology assets are generally depreciated over three to five years.  Depreciation and amortization expense was $2,824 in 2021, $2,747 in 2020 and $2,649 in 2019.

Interest costs on significant projects constructed for the Company’s own use are capitalized as part of the costs of the newly constructed facilities.  Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any gain or loss is reflected in net earnings. Refer to Note 3 for further information regarding the Company’s property, plant and equipment.

Leases

The Company leases certain store real estate, warehouses, distribution centers, fulfillment centers, office space and equipment. The Company determines if an arrangement is a lease at inception. Finance and operating lease assets and liabilities are recognized at the lease commencement date. Finance and operating lease liabilities represent the present value of minimum lease payments not yet paid. Operating lease assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, lease incentives and impairment, if any. To determine the present value of lease payments, the Company estimates an incremental borrowing rate which represents the rate used for a secured borrowing of a similar term as the lease.

Lease terms generally range from 10 to 20 years with options to renew for varying terms at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities or insurance and maintenance. Operating lease payments are charged on a straight-line basis to rent expense over the lease term and finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Assets under finance leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term, if shorter. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. For additional information on leases, see Note 9 to the Consolidated Financial Statements.

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, or earlier upon the occurrence of a triggering event. The Company performs reviews of each of its operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a market multiple model, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Results of the goodwill impairment reviews performed during 2021, 2020 and 2019 are summarized in Note 2.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairments totaling $64, $70 and $120 in 2021, 2020 and 2019, respectively. The decrease in the 2021 and 2020 impairment charges, compared to 2019, was the result of 35 planned store closures in 2020 recognized in 2019. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as Operating, general and administrative (“OG&A”) expense.

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

Contingent Consideration

The Company’s Home Chef business combination involves potential payment of future consideration that is contingent upon the achievement of certain performance milestones. The Company recorded contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The liability for contingent consideration is remeasured to fair value at each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in earnings until the contingency is resolved. In 2021 and 2020, adjustments to increase the contingent consideration liability as of year-end were recorded for $66 and $189, respectively, in OG&A expense. In 2019, an adjustment to decrease the contingent consideration liability as of year-end 2019 was recorded for ($69) in OG&A expense.

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

Owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, plant, equipment and operating lease assets are accounted for in accordance with the Company’s policy on impairment of long-lived assets.  Inventory write-downs, if any, in connection with store closings, are classified in the Consolidated Statements of Operations as “Merchandise costs”. Costs to transfer inventory and equipment from closed stores are expensed as incurred.

Interest Rate Risk Management

The Company uses derivative instruments primarily to manage its exposure to changes in interest rates.  The Company’s current program relative to interest rate protection and the methods by which the Company accounts for its derivative instruments are described in Note 6.

Benefit Plans and Multi-Employer Pension Plans

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were January 29, 2022 for fiscal 2021 and January 30, 2021 for fiscal 2020.

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

The Company also participates in various multi-employer plans for substantially all union employees.  Pension expense for these plans is recognized as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP. Refer to Note 15 for additional information regarding the Company’s participation in these various multi-employer pension plans.

The Company administers and makes contributions to the employee 401(k) retirement savings accounts. Contributions to the employee 401(k) retirement savings accounts are expensed when contributed or over the service period in the case of automatic contributions. Refer to Note 14 for additional information regarding the Company’s benefit plans.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 29, 2022, the Internal Revenue Service had concluded its examination of all federal tax returns up to and including the return for the year ended February 3, 2018.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 29, 2022:

	2021	2020	2019
Beginning balance	$731	$689	$696
Expense	226	262	209
Claim payments	(236)	(220)	(216)
Ending balance	721	731	689
Less: Current portion	(236)	(220)	(216)
Long-term portion	$485	$511	$473

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

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale. Pharmacy sales are recorded when the product is provided to the customer. Digital channel originated sales are recognized either upon pickup in store or upon delivery to the customer. Amounts billed to a customer related to shipping and delivery represent revenues earned for the goods provided and are classified as sales.  When shipping is discounted, it is recorded as an adjustment to sales. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of the Company’s stores or online, tender is accepted at the point of sale. The Company acts as principal in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. The Company records revenue and related costs on a gross basis for these arrangements.  For pharmacy sales, collection of third-party receivables is typically expected within three months or less from the time of purchase. The third-party receivables from pharmacy sales are recorded in Receivables in the Company’s Consolidated Balance Sheets and were $774 as of January 29, 2022 and $672 as of January 30, 2021.

Gift Cards and Gift Certificates

The Company does not recognize revenue when it sells its own gift cards and gift certificates (collectively “gift cards”). Rather, it records a deferred revenue liability equal to the amount received. A sale is then recognized when the gift cards are redeemed to purchase the Company’s products. The Company’s gift cards do not expire. While gift cards are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. The Company’s gift card deferred revenue liability was $185 as of January 29, 2022 and $160 as of January 30, 2021.

Disaggregated Revenues

The following table presents sales revenue by type of product for the year-ended January 29, 2022, January 30, 2021, and February 1, 2020:

	2021		2020		2019
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable(1)	$69,648	50.6%	$71,434	53.9%	$61,464	50.3%
Fresh(2)	33,972	24.6%	33,449	25.2%	29,452	24.1%
Supermarket Fuel	14,678	10.6%	9,486	7.2%	14,052	11.5%
Pharmacy	12,401	9.0%	11,388	8.6%	11,015	9.0%
Other(3)	7,189	5.2%	6,741	5.1%	6,303	5.1%

Total Sales	$137,888	100%	$132,498	100%	$122,286	100%
(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)	Consists primarily of sales related to food production plants to outside parties, data analytic services, third-party media revenue, other consolidated entities, specialty pharmacy, in-store health clinics, digital coupon services and other online sales not included in the categories above.

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

The Company believes the classification of costs included in merchandise costs could vary widely throughout the industry.  The Company’s approach is to include in the “Merchandise costs” line item the direct, net costs of acquiring products and making them available to customers.  The Company believes this approach most accurately presents the actual costs of products sold.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s advertising costs totaled $984 in 2021, $888 in 2020 and $854 in 2019.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

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

Segments

The Company operates supermarkets, multi-department stores and fulfillment centers throughout the United States. The Company’s retail operations, which represent 97% of the Company’s consolidated sales, are its only reportable segment. The Company aggregates its operating divisions into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance. In addition, the Company’s operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location. Operating divisions are organized primarily on a geographical basis so that the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these retail operating divisions. The geographical basis of organization reflects how the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally. All of the Company’s operations are domestic.

2.	GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance as of January 29, 2022 and January 30, 2021 was $3,076. Gross goodwill and accumulated impaired losses were $5,737 and $2,661, respectively, as of January 29, 2022 and January 30, 2021.

Testing for impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill and indefinite-lived intangible assets was performed during the fourth quarter of 2021, 2020 and 2019 and did not result in impairment.

The following table summarizes the Company’s intangible assets balance through January 29, 2022:

	2021		2020
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived pharmacy prescription files	$317	$(199)	$315	$(167)
Definite-lived customer relationships	186	(160)	186	(143)
Definite-lived other	111	(88)	110	(78)
Indefinite-lived trade name	685	—	685	—
Indefinite-lived liquor licenses	90	—	89	—

Total	$1,389	$(447)	$1,385	$(388)
(1)	Pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to OG&A expense and depreciation and amortization expense.

Amortization expense associated with intangible assets totaled approximately $59, $67 and $85, during fiscal years 2021, 2020 and 2019, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2021 is estimated to be approximately:

2022	$51
2023	39
2024	34
2025	31
2026	10
Thereafter	2

Total future estimated amortization associated with definite-lived intangible assets	$167

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2021	2020
Land	$3,395	$3,373
Buildings and land improvements	13,996	13,149
Equipment	15,951	14,928
Leasehold improvements	10,775	10,516
Construction-in-progress	3,831	2,892
Leased property under finance leases	1,939	1,165

Total property, plant and equipment	49,887	46,023
Accumulated depreciation and amortization	(26,098)	(23,637)

Property, plant and equipment, net	$23,789	$22,386

Accumulated depreciation and amortization for leased property under finance leases was $414 at January 29, 2022 and $321 at January 30, 2021.

Approximately $136 and $152, net book value, of property, plant and equipment collateralized certain mortgages at January 29, 2022 and January 30, 2021, respectively.

4.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2021	2020	2019
Federal
Current	$349	$577	$454
Deferred	(46)	75	(50)

Subtotal federal	303	652	404

State and local
Current	67	133	70
Deferred	15	(3)	(5)

Subtotal state and local	82	130	65

Total	$385	$782	$469

A reconciliation of the statutory federal rate and the effective rate follows:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.2	3.0	2.6
Credits	(1.3)	(0.7)	(1.5)
Resolution of tax audit examinations	(3.1)	—	(0.1)
Excess tax benefits from share-based payments	(1.3)	(0.8)	(0.2)
Impairment losses attributable to noncontrolling interest	—	—	1.2
Non-deductible executive compensation	0.6	0.3	0.3
Other changes, net	(0.3)	0.4	0.4

	18.8%	23.2%	23.7%

The Company’s effective income tax rates were 18.8% in 2021 and 23.2% in 2020.  The 2021 tax rate differed from the federal statutory rate primarily due to a discrete benefit of $47 which was primarily from the favorable outcome of income tax audit examinations covering multiple years, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

The 2020 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

The 2019 tax rate differed from the federal statutory rate primarily due to the effect of state income taxes and Lucky’s Market losses attributable to the noncontrolling interest, which reduced pre-tax income but did not impact tax expense.

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2021	2020
Deferred tax assets:
Compensation related costs	$560	$766
Lease liabilities	1,926	1,932
Closed store reserves	46	38
Net operating loss and credit carryforwards	98	86
Deferred income	126	149
Allowance for uncollectible receivables	36	23
Other	25	46

Subtotal	2,817	3,040
Valuation allowance	(72)	(53)

Total deferred tax assets	2,745	2,987

Deferred tax liabilities:
Depreciation and amortization	(2,006)	(2,115)
Operating lease assets	(1,790)	(1,794)
Insurance related costs	(54)	—
Inventory related costs	(310)	(264)
Equity investments in excess of tax basis	(147)	(356)

Total deferred tax liabilities	(4,307)	(4,529)

Deferred taxes	$(1,562)	$(1,542)

At January 29, 2022, the Company had net operating loss carryforwards for state income tax purposes of $1,259. These net operating loss carryforwards expire from 2022 through 2041.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year. Further, the Company has recorded a valuation allowance against certain deferred tax assets resulting from its state net operating losses.

At January 29, 2022, the Company had state credit carryforwards of $37. These state credit carryforwards expire from 2022 through 2035.  The utilization of certain of the Company’s credits may be limited in a given year. Further, the Company has recorded a valuation allowance against certain deferred tax assets resulting from its state credits.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations. As of January 29, 2022, January 30, 2021 and February 1, 2020 the total valuation allowance was $72, $53 and $55, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2021	2020	2019
Beginning balance	$193	$174	$174
Additions based on tax positions related to the current year	10	7	13
Additions for tax positions of prior years	9	16	8
Reductions for tax positions of prior years	(108)	—	(1)
Settlements	—	—	(19)
Lapse of statute	(4)	(4)	(1)
Ending balance	$100	$193	$174

As of January 29, 2022, January 30, 2021 and February 1, 2020, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $73, $85 and $74 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense. During the years ended January 29, 2022, January 30, 2021 and February 1, 2020, the Company recognized approximately $(15), $7 and $7, respectively, in interest and penalties (recoveries). The Company had accrued approximately $22, $38 and $30 for the payment of interest and penalties as of January 29, 2022, January 30, 2021 and February 1, 2020.

As of January 29, 2022, the Internal Revenue Service had concluded its examination of all federal tax returns up to and including the return for the year ended February 3, 2018.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include deferring the due dates of tax payments and other changes to income and non-income-based tax laws. As permitted under the CARES Act, the Company deferred the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half to be paid by December 31, 2022. During 2020, the Company deferred the employer portion of social security tax of $622. Of the total, $311 was paid during 2021 and $311 is included in “Other current liabilities” in the Company’s Consolidated Balance Sheets.

5.	DEBT OBLIGATIONS

Long-term debt consists of:

	January 29,	January 30,
	2022	2021
1.70% to 8.00% Senior Notes due through 2049	$10,607	$11,899
Other	1,138	511

Total debt, excluding obligations under finance leases	11,745	12,410
Less current portion	(451)	(844)

Total long-term debt, excluding obligations under finance leases	$11,294	$11,566

In 2021, the Company repaid $300 of senior notes bearing an interest rate of 2.60%, $500 of senior notes bearing an interest rate of 2.95%, and $500 of senior notes bearing an interest rate of 3.40%, all using cash on hand.

Additionally in 2021, the Company acquired 28, previously leased, properties for a purchase price of $455. Separately, the Company also entered into a transaction to sell those properties to a third party for total proceeds of $621. Total cash proceeds received as a result of the transactions was $166. The sale transaction did not qualify for sale-leaseback accounting treatment. As a result, the Company recorded property, plant and equipment for the $455 price paid and recorded a $621 financing obligation. The leases have a base term of 25 years and twelve option periods of five years each. The Company has the option to purchase the individual properties for fair market value at the end of the base term or at the end of any option period. The Company is obligated to repurchase the properties at the end of the base term for $300 if the lessor exercises its put option.

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

On March 18, 2020, the Company proactively borrowed $1,000 under the revolving credit facility. This was a precautionary measure in order to preserve financial flexibility, reduce reliance on the commercial paper market and maintain liquidity in response to the COVID-19 pandemic. During 2020, the Company fully repaid the $1,000 borrowed under the revolving credit facility and the entire $1,150 in outstanding commercial paper obligations, as of February 1, 2020, using cash generated by operations.

On July 6, 2021, the Company entered into an amended, extended and restated $2,750 unsecured revolving credit facility (the “Credit Agreement”), with a termination date of July 6, 2026, unless extended as permitted under the Credit Agreement. The Company has the ability to increase the size of the Credit Agreement by up to an additional $1,250, subject to certain conditions.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) LIBOR plus a market spread, based on the Company’s Public Debt Rating or (ii) the base rate, defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America prime rate, and (c) one-month LIBOR plus 1.0%, plus a market rate spread based on the Company’s Public Debt Rating. The Company will also pay a Commitment Fee based on its Public Debt Rating and Letter of Credit fees equal to a market rate spread based on the Company’s Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company. The Credit Agreement includes fallback language related to the transition from LIBOR to alternative reference rates. The Company does not expect a significant change to its cost of debt as a result of the transition from LIBOR to an alternative reference rate.

The Credit Agreement contains a covenant, which, among other things, requires the maintenance of a Leverage Ratio of not greater than 3.50:1.00. The Company may repay the Credit Agreement in whole or in part at any time without premium or penalty. The Credit Agreement is not guaranteed by the Company’s subsidiaries.

As of January 29, 2022, and January 30, 2021, the Company had no commercial paper borrowings and no borrowings under the Credit Agreement.

As of January 29, 2022, the Company had outstanding letters of credit in the amount of $363, of which $2 reduces funds available under the Credit Agreement. As of January 30, 2021, the Company had outstanding letters of credit in the amount of $381, of which $2 reduces funds available under the Credit Agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2021, and for the years subsequent to 2021 are:

2022	$451
2023	1,130
2024	5
2025	84
2026	1,387
Thereafter	8,688

Total debt	$11,745

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Interest Rate Swaps

The Company did not have any outstanding interest rate derivatives classified as fair value hedges as of January 29, 2022 and January 30, 2021.

Cash Flow Forward-Starting Interest Rate Swaps

The Company did not have any outstanding forward-starting interest rate swap agreements as of January 29, 2022 and January 30, 2021.

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

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2021, 2020 and 2019:

	Year-To-Date
	Amount of Gain/(Loss) in			Amount of Gain/(Loss)
	AOCI on Derivative			Reclassified from AOCI into			Location of Gain/(Loss)
Derivatives in Cash Flow Hedging	(Effective Portion)			Income (Effective Portion)			Reclassified into Income
Relationships	2021	2020	2019	2021	2020	2019	(Effective Portion)
Forward-Starting Interest Rate Swaps, net of tax*	$(47)	$(54)	$(42)	$(7)	$(2)	$(4)	Interest expense

*

The amounts of Gain/(Loss) in AOCI on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to the end of 2020.

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 29, 2022 and January 30, 2021:

January 29, 2022 Fair Value Measurements Using

Quoted Prices in
Active Markets
for Identical
Assets
(Level 1)
Marketable Securities	$1,054

January 30, 2021 Fair Value Measurements Using

	Quoted Prices in
	Active Markets	Significant
	for Identical	Unobservable
	Assets	Inputs
	(Level 1)	(Level 3)	Total
Marketable Securities	$1,882	$—	$1,882
Other Investment	—	160	160
Total	$1,882	$160	$2,042

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment. See Note 2 for further discussion related to the Company’s carrying value of goodwill. Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 1 for further discussion of the Company’s policies for impairments of long-lived assets and valuation of store lease exit costs. In 2021, long-lived assets with a carrying amount of $74 were written down to their fair value of $10, resulting in an impairment charge of $64. In 2020, long-lived assets with a carrying amount of $72 were written down to their fair value of $2, resulting in an impairment charge of $70.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends. At January 29, 2022, the fair value of total debt excluding obligation under finance leases was $13,189 compared to a carrying value of $11,745. At January 30, 2021, the fair value of total debt excluding obligation under finance leases was $14,680 compared to a carrying value of $12,410.

Contingent Consideration

As a result of the Home Chef merger, the Company recognized a contingent liability of $91 on the acquisition date. The contingent consideration was measured using unobservable (Level 3) inputs and was included in “Other long-term liabilities” within the Consolidated Balance Sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results for both the online and offline businesses related to the Home Chef merger and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value, including accretion for the passage of time, is recognized in net earnings until the contingency is resolved. In 2020, the Company amended the contingent consideration agreement including the performance milestones to align with the Company’s current business strategies. In 2021 and 2020, the Company recorded adjustments to increase the contingent consideration liability for $66 and $189, respectively, in OG&A.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value due to their short term nature.

Other Assets

The equity investment in Ocado Group plc is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $987 and $1,808 as of January 29, 2022 and January 30, 2021, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The unrealized gain (loss) for this Level 1 investment was approximately ($821) and $1,032 for 2021 and 2020, respectively, and is included in “(Loss) Gain on investments” in the Company’s Consolidated Statements of Operations.

The Company held other equity investments without a readily determinable fair value. These investments are measured initially at cost and remeasured for observable price changes to fair value through net earnings. The value of these investments was $309 and $189 as of January 29, 2022 and January 30, 2021, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets.  During 2020, certain of these investments with a carrying value of $87 were remeasured to their fair value of $160, resulting in an unrealized gain of $73.  The gain was measured using Level 3 inputs and is included in “(Loss) Gain on investments” in the Company’s Consolidated Statements of Operations.  There were no observable price changes or impairments for these investments during 2021, and as such, they are excluded from the fair value measurements table above for January 29, 2022.

The following table presents the Company’s remaining other assets as of January 29, 2022 and January 30 2021:

	January 29, 2022	January 30, 2021
Other Assets
Equity method and other long-term investments	$282	$250
Notes receivable	191	240
Prepaid deposits under certain contractual arrangements	214	186
Implementation costs related to cloud computing arrangements	151	81
Funded asset status of pension plans	156	21
Other	120	129
Total	$1,114	$907

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended January 29, 2022 and January 30, 2021:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 1, 2020	$(42)	$(598)	$(640)
OCI before reclassifications(2)	(14)	8	(6)
Amounts reclassified out of AOCI(3)	2	14	16
Net current-period OCI	(12)	22	10
Balance at January 30, 2021	$(54)	$(576)	$(630)

Balance at January 30, 2021	$(54)	$(576)	$(630)
OCI before reclassifications(2)	—	82	82
Amounts reclassified out of AOCI(3)	7	74	81
Net current-period OCI	7	156	163
Balance at January 29, 2022	$(47)	$(420)	$(467)
(1)	All amounts are net of tax.
(2)	Net of tax of ($8) and $2 for cash flow hedging activities and pension and postretirement defined benefit plans, respectively, as of January 30, 2021. Net of tax of $25 for pension and postretirement defined benefit plans as of January 29, 2022.
(3)	Net of tax of $5 and $2 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of January 30, 2021. Net of tax of $23 and $3 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of January 29, 2022.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended January 29, 2022, January 30, 2021 and February 1, 2020:

	For the year ended	For the year ended	For the year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$10	$4	$7
Tax expense	(3)	(2)	(3)
Net of tax	7	2	4

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	97	19	38
Tax expense	(23)	(5)	(9)
Net of tax	74	14	29
Total reclassifications, net of tax	$81	$16	$33
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension expense.

9.	LEASES AND LEASE-FINANCED TRANSACTIONS

The Company leases certain store real estate, warehouses, distribution centers, fulfillment centers, office space and equipment. The Company operates in leased facilities in approximately half of its store locations. Lease terms generally range from 10 to 20 years with options to renew for varying terms at the Company’s sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities or insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain properties or portions thereof are subleased to others for periods generally ranging from one to 20 years.

The following table provides supplemental balance sheet classification information related to leases:

		January 29,	January 30,
	Classification	2022	2021
Assets
Operating	Operating lease assets	$6,695	$6,796
Finance	Property, plant and equipment, net(1)	1,525	844

Total leased assets		$8,220	$7,640

Liabilities
Current
Operating	Current portion of operating lease liabilities	$650	$667
Finance	Current portion of long-term debt including obligations under finance leases	104	67

Noncurrent
Operating	Noncurrent operating lease liabilities	6,426	6,507
Finance	Long-term debt including obligations under finance leases	1,515	936

Total lease liabilities		$8,695	$8,177
(1)	Finance lease assets are recorded net of accumulated amortization of $414 and $321 as of January 29, 2022 and January 30, 2021.

The following table provides the components of lease cost:

		Year-To-Date	Year-To-Date
Lease Cost	Classification	January 29, 2022	January 30, 2021
Operating lease cost(1)	Rent Expense	$954	$981
Sublease and other rental income	Rent Expense	(109)	(107)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	95	55
Interest on lease liabilities	Interest Expense	52	45

Net lease cost		$992	$974
(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
2022	$920	$159	$1,079
2023	862	158	1,020
2024	791	156	947
2025	717	152	869
2026	664	152	816
Thereafter	5,961	1,323	7,284

Total lease payments	9,915	2,100	$12,015

Less amount representing interest	2,839	481

Present value of lease liabilities(1)	$7,076	$1,619
(1)	Includes the current portion of $650 for operating leases and $104 for finance leases.

Total future minimum rentals under non-cancellable subleases at January 29, 2022 were $256.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

	January 29, 2022	January 30, 2021
Weighted-average remaining lease term (years)
Operating leases	14.9	15.3
Finance leases	14.7	16.2
Weighted-average discount rate
Operating leases	4.1%	4.2%
Finance leases	3.7%	4.4%

The following table provides supplemental cash flow information related to leases:

	Year-To-Date	Year-To-Date
	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$897	$849
Operating cash flows from finance leases	52	45
Financing cash flows from finance leases	127	37
Leased assets obtained in exchange for new operating lease liabilities	669	679
Leased assets obtained in exchange for new finance lease liabilities	753	190
Net gain recognized from sale and leaseback transactions(1)	35	39
Impairment of operating lease assets	8	4
Impairment of finance lease assets	4	2
(1)	In 2021, the Company entered into sale leaseback transactions related to seven properties, which resulted in total proceeds of $79. In 2020, the Company entered into sale leaseback transactions related to seven properties, which resulted in total proceeds of $78.

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. The Company opened its first three Kroger Delivery customer fulfillment centers in Monroe, Ohio, Groveland, Florida and Forest Park, Georgia. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company established a finance lease when each facility began fulfilling orders to customers and used its 10-year incremental borrowing rate to calculate the lease liability. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, it will account for all payments to Ocado as lease payments. In 2021, the Company recorded finance lease assets of $401 and finance lease liabilities of $372 related to these location openings.

10.	EARNINGS PER COMMON SHARE

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

	For the year ended			For the year ended			For the year ended
	January 29, 2022			January 30, 2021			February 1, 2020
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,639	744	$2.20	$2,556	773	$3.31	$1,640	799	$2.05
Dilutive effect of stock options		10			8			6

Net earnings attributable to The Kroger Co. per diluted common share	$1,639	754	$2.17	$2,556	781	$3.27	$1,640	805	$2.04

The Company had combined undistributed and distributed earnings to participating securities totaling $16, $29 and $19 in 2021, 2020 and 2019, respectively.

The Company had stock options outstanding for approximately 2.4 million, 9.1 million and 18.4 million shares, respectively, for the years ended January 29, 2022, January 30, 2021, and February 1, 2020, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

11.	STOCK-BASED COMPENSATION

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

At January 29, 2022, approximately 19 million common shares were available for future options or restricted stock grants under the 2011, 2014, and 2019 Long-Term Incentive Plans (the “Plans”). Options granted reduce the shares available under the Plans at a ratio of one to one. Restricted stock grants reduce the shares available under the Plans at a ratio of 2.83 to one.

Equity awards granted are based on the aggregate value of the award on the grant date. This can affect the number of shares granted in a given year as equity awards. Excess tax benefits related to equity awards are recognized in the provision for income taxes. Equity awards may be approved at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings. The 2021 primary grants were made in conjunction with the March and June meetings of the Company’s Board of Directors.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2018	34.1	$23.42
Granted	3.1	$24.63
Exercised	(4.0)	$14.17
Canceled or Expired	(1.0)	$28.87

Outstanding, year-end 2019	32.2	$24.52
Granted	2.9	$29.31
Exercised	(7.3)	$17.72
Canceled or Expired	(1.0)	$30.53

Outstanding, year-end 2020	26.8	$26.65
Granted	2.1	$35.45
Exercised	(7.1)	$24.70
Canceled or Expired	(0.7)	$28.88

Outstanding, year-end 2021	21.1	$28.15

A summary of options outstanding, exercisable and expected to vest at January 29, 2022 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Options Outstanding	21.1	5.31	$28.15	$324
Options Exercisable	14.6	4.19	$27.58	$232
Options Expected to Vest	6.4	7.79	$29.35	$90

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2018	8.8	$27.86
Granted	5.4	$22.72
Lapsed	(4.1)	$28.07
Canceled or Expired	(0.8)	$25.68

Outstanding, year-end 2019	9.3	$24.85
Granted	4.0	$31.99
Lapsed	(4.9)	$24.69
Canceled or Expired	(0.6)	$26.71

Outstanding, year-end 2020	7.8	$28.46
Granted	3.9	$37.29
Lapsed	(4.0)	$29.58
Canceled or Expired	(0.5)	$31.31

Outstanding, year-end 2021	7.2	$32.52

The weighted-average grant date fair value of stock options granted during 2021, 2020 and 2019 was $8.54, $6.43 and $6.00, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations. The increase in the fair value of the stock options granted during 2021, compared to 2020, resulted primarily from increases in the Company’s share price and the weighted-average expected volatility. The increase in the fair value of the stock options granted during 2020, compared to 2019, resulted primarily from increases in the Company’s share price and the weighted-average expected volatility, partially offset by a decrease in the interest rate.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2021		2020		2019
Weighted average expected volatility	28.52%		26.96%		25.37%
Weighted average risk-free interest rate	1.21%		0.82%		2.54%
Expected dividend yield	2.00%		2.00%		2.00%
Expected term (based on historical results)	7.2	years	7.2	years	7.2	years

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

Total stock compensation recognized in 2021, 2020 and 2019 was $203, $185 and $155, respectively. Stock option compensation recognized in 2021, 2020 and 2019 was $20, $22 and $24, respectively. Restricted shares compensation recognized in 2021, 2020 and 2019 was $183, $163 and $131, respectively.

The total intrinsic value of stock options exercised was $121, $115 and $51 in 2021, 2020 and 2019, respectively. The total amount of cash received in 2021 by the Company from the exercise of stock options granted under share-based payment arrangements was $172. As of January 29, 2022, there was $194 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Plans. This cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of options that vested was $20, $23 and $26 in 2021, 2020 and 2019, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors. During 2021, the Company repurchased approximately five million common shares in such a manner.

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

On February 9, 2022, a putative shareholder filed a derivative action in the Court of Common Pleas, Hamilton County, Ohio against certain current and former directors of The Kroger Co. and The Kroger Co., as a nominal defendant, alleging among other things, that the defendants breached their fiduciary duties in connection with the data incident involving the Company’s former third party secure file transfer vendor, Accellion.

The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to create a public nuisance through the distribution and dispensing of opioids.   At present, the Company is named in a significant number of lawsuits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation ("MDL") pursuant to 28 U.S.C. §1407 in a case entitled In re National Prescription Opiate Litigation.   Most of these cases have been stayed but Kroger entities have been named in five bellwether cases that are proceeding on a staggered discovery schedule before Judge Polster, the MDL judge.  Once discovery is completed, those cases will be remanded to the originating federal court for trial. The Company is vigorously defending these matters and believes that these cases are without merit.  At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

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

13.	STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at January 29, 2022. The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized two billion common shares, $1 par value per share.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $1,422, $1,196 and $400 under these repurchase programs in 2021, 2020 and 2019, respectively.

In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $225, $128 and $65 under the stock option program during 2021, 2020 and 2019, respectively.

14.	COMPANY- SPONSORED BENEFIT PLANS

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

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses and prior service credits that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of AOCI. The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were January 29, 2022 for fiscal 2021 and January 30, 2021 for fiscal 2020.

Amounts recognized in AOCI as of January 29, 2022 and January 30, 2021 consist of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2021	2020	2021	2020	2021	2020
Net actuarial loss (gain)	$715	$951	$(127)	$(147)	$588	$804
Prior service credit	—	—	(43)	(55)	(43)	(55)

Total	$715	$951	$(170)	$(202)	$545	$749

Other changes recognized in other comprehensive income (loss) in 2021, 2020 and 2019 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Incurred net actuarial loss (gain)	$(109)	$36	$179	$2	$(46)	$9	$(107)	$(10)	$188
Amortization of prior service credit	—	—	—	12	13	11	12	13	11
Amortization of net actuarial gain (loss)	(126)	(40)	(61)	17	8	12	(109)	(32)	(49)
Other	—	—	(1)	—	—	(12)	—	—	(13)
Total recognized in other comprehensive income (loss)	$(235)	$(4)	$117	$31	$(25)	$20	$(204)	$(29)	$137

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(164)	$(4)	$165	$10	$(34)	$11	$(154)	$(38)	$176

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted-average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$3,615	$3,518	$351	$328	$152	$198
Service cost	12	13	—	—	4	7
Interest cost	92	104	9	10	4	6
Plan participants’ contributions	—	—	—	—	13	12
Actuarial (gain) loss	(125)	175	(12)	35	2	(47)
Plan settlements	(442)	(16)	—	—	—	—
Benefits paid	(172)	(171)	(24)	(21)	(25)	(24)
Other	(3)	(8)	1	(1)	—	—

Benefit obligation at end of fiscal year	$2,977	$3,615	$325	$351	$150	$152

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$3,569	$3,422	$—	$—	$—	$—
Actual return on plan assets	141	342	—	—	—	—
Employer contributions	—	—	24	21	12	12
Plan participants’ contributions	—	—	—	—	13	12
Plan settlements	(442)	(16)	—	—	—	—
Benefits paid	(172)	(171)	(24)	(21)	(25)	(24)
Other	—	(8)	—	—	—	—

Fair value of plan assets at end of fiscal year	$3,096	$3,569	$—	$—	$—	$—
Funded status and net asset and liability recognized at end of fiscal year	$119	$(46)	$(325)	$(351)	$(150)	$(152)

As of January 29, 2022, other assets and other current liabilities include $156 and $34, respectively, of the net asset and liability recognized for the above benefit plans. As of January 30, 2021, other assets and other current liabilities include $21 and $35, respectively, of the net asset and liability recognized for the above benefit plans. Pension plan assets do not include common shares of The Kroger Co.

In 2021, the Company settled certain company-sponsored pension plan obligations using existing assets of the plans. The Company recognized a non-cash settlement charge of $87, $68 net of tax, associated with the settlement of its obligations for the eligible participants’ pension balances that were distributed out of the plans via a lump sum distribution or the purchase of an annuity contract, based on each participant’s election. The settlement charge is included in “Non-service component of company-sponsored pension plan costs” in the Consolidated Statements of Operations.

	Pension Benefits			Other Benefits
Weighted average assumptions	2021	2020	2019	2021	2020	2019
Discount rate — Benefit obligation	3.17%	2.72%	3.01%	3.01%	2.43%	2.97%
Discount rate — Net periodic benefit cost	2.72%	3.01%	4.23%	2.43%	2.97%	4.19%
Expected long-term rate of return on plan assets	5.50%	5.50%	6.00%
Rate of compensation increase — Net periodic benefit cost	3.03%	3.03%	3.04%
Rate of compensation increase — Benefit obligation	3.05%	3.03%	3.03%
Cash Balance plan interest crediting rate	3.30%	3.30%	3.60%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 3.17% and 3.01% discount rates as of year-end 2021 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant. A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 29, 2022, by approximately $316.

The Company’s 2021 assumed pension plan investment return rate was 5.50% compared to 5.50% in 2020 and 6.00% in 2019. The value of all investments in the company-sponsored defined benefit pension plans during the calendar year ended December 31, 2021, net of investment management fees and expenses, increased 5.9% and for fiscal year 2021 investments increased 4.2%. Historically, the Company’s pension plans’ average rate of return was 8.2% for the 10 calendar years ended December 31, 2021, net of all investment management fees and expenses. For the past 20 years, the Company’s pension plans’ average annual rate of return has been 7.8%. To determine the expected rate of return on pension plan assets held by the Company, the Company considers current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.

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

The pension benefit unfunded status decreased in 2021, compared to 2020, due primarily to an increase in discount rates, reducing the benefit obligation.

The following table provides the components of the Company’s net periodic benefit costs for 2021, 2020 and 2019:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$12	$13	$32	$—	$—	$1	$4	$7	$6
Interest cost	92	104	124	9	10	12	4	6	8
Expected return on plan assets	(168)	(168)	(182)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(12)	(13)	(11)
Actuarial (gain) loss	33	35	55	6	5	6	(17)	(8)	(12)
Settlement loss recognized	87	—	—	—	—	—	—	—	—
Other	(1)	1	—	1	—	—	—	(1)	—
Net periodic benefit cost	$55	$(15)	$29	$16	$15	$19	$(21)	$(9)	$(9)

The following table provides the projected benefit obligation (“PBO”) and the fair value of plan assets for those company-sponsored pension plans with projected benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2021	2020	2021	2020
PBO at end of fiscal year	$244	$3,415	$325	$351
Fair value of plan assets at end of year	$207	$3,349	$—	$—

The following table provides the accumulated benefit obligation (“ABO”) and the fair value of plan assets for those company-sponsored pension plans with accumulated benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2021	2020	2021	2020
ABO at end of fiscal year	$244	$3,415	$325	$351
Fair value of plan assets at end of year	$207	$3,349	$—	$—

The following table provides information about the Company’s estimated future benefit payments:

	Pension	Other
	Benefits	Benefits
2022	$207	$12
2023	$204	$12
2024	$207	$13
2025	$209	$13
2026	$209	$13
2027 —2031	$1,009	$58

The following table provides information about the target and actual pension plan asset allocations as of January 29, 2022:

		Actual
	Target allocations	Allocations
	2021	2021	2020
Pension plan asset allocation
Global equity securities	2.0%	7.0%	6.0%
Emerging market equity securities	1.0	1.7	1.6
Investment grade debt securities	80.0	73.6	77.9
High yield debt securities	4.0	2.5	2.7
Private equity	10.0	10.6	8.1
Hedge funds	—	2.9	2.2
Real estate	3.0	1.7	1.5

Total	100.0%	100.0%	100.0%

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

The target allocations shown for 2021 were established in 2020 based on the Company’s LDI strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.

The Company did not make any contributions to its company-sponsored pension plans in 2021, and the Company is not required to make any contributions to these plans in 2022. If the Company does make any contributions in 2022, the Company expects these contributions will decrease its required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions. The Company expects 2022 net periodic benefit costs for company-sponsored pension plans to be approximately ($38).

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 5.30% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.50% ultimate health care cost trend rate in 2037, to determine its expense.

The following tables, set forth by level within the fair value hierarchy, present the Qualified Plans’ assets at fair value as of January 29, 2022 and January 30, 2021:

Assets at Fair Value as of January 29, 2022

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$80	$—	$—	$—	$80
Corporate Stocks	98	—	—	—	98
Corporate Bonds	—	1,070	—	—	1,070
U.S. Government Securities	—	144	—	—	144
Mutual Funds	265	—	—	—	265
Collective Trusts	—	—	—	871	871
Hedge Funds	—	—	39	49	88
Private Equity	—	—	—	326	326
Real Estate	—	—	37	16	53
Other	—	101	—	—	101
Total	$443	$1,315	$76	$1,262	$3,096

Assets at Fair Value as of January 30, 2021

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$120	$—	$—	$—	$120
Corporate Stocks	89	—	—	—	89
Corporate Bonds	—	1,240	—	—	1,240
U.S. Government Securities	—	225	—	—	225
Mutual Funds	329	—	—	—	329
Collective Trusts	—	—	—	1,014	1,014
Hedge Funds	—	—	35	46	81
Private Equity	—	—	—	289	289
Real Estate	—	—	39	16	55
Other	—	127	—	—	127
Total	$538	$1,592	$74	$1,365	$3,569

Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented for these investments in the preceding tables are intended to permit reconciliation of the fair value hierarchies to the total fair value of plan assets.

For measurements using significant unobservable inputs (Level 3) during 2021 and 2020, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, February 1, 2020	$43	$43
Contributions into Fund	2	1
Realized gains	—	4
Unrealized gains	—	(6)
Distributions	(10)	(3)

Ending balance, January 30, 2021	35	39
Contributions into Fund	—	1
Realized gains	2	2
Unrealized gains	7	6
Distributions	(5)	(11)

Ending balance, January 29, 2022	$39	$37

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

The Company contributed and expensed $289, $294 and $264 to employee 401(k) retirement savings accounts in 2021, 2020 and 2019, respectively. The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

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

15.	MULTI-EMPLOYER PENSION PLANS

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP. The Company made cash contributions to these plans of $1,109 in 2021, $619 in 2020 and $461 in 2019. The increase in 2021, compared to 2020, is due to the contractual payments made in 2021 related to our commitments established for certain ratification agreements.  The increase in 2020, compared to 2019, is due to incremental contributions we made in 2020 to multi-employer pension plans, helping stabilize future associate benefits.

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

The Company is currently designated as the named fiduciary of the United Food and Commercial Workers (“UFCW”) Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and has sole investment authority over these assets. Due to opportunities arising, the Company has restructured certain multi-employer pension plans. The significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

●	In 2021, associates within the Fred Meyer and QFC divisions ratified an agreement for the transfer of liabilities from the Sound Retirement Trust to the UFCW Consolidated Pension Plan. The Company transferred $449, $344 net of tax, in net accrued pension liabilities and prepaid escrow funds to fulfill obligations for past service for associates and retirees. The agreement will be satisfied by cash installment payments to the UFCW Consolidated Pension Plan and will be paid evenly over seven years.

●	In 2020, certain of the Company’s associates ratified an agreement with certain UFCW local unions to withdraw from the UFCW International Union-Industry Pension Fund (“National Fund”). Due to the ratification of the agreement, the Company incurred a withdrawal liability charge of $962, on a pre-tax basis, to fulfill obligations for past service for associates and retirees in the National Fund. The Company also incurred an additional $27 commitment to a transition reserve in the new variable annuity pension plan. On an after-tax basis, the withdrawal liability and commitment to the transition reserve totaled $754. As of January 30, 2021, the current portion of the commitment of $523 was included in “Other current liabilities” and the long-term portion of the commitment of $466 was included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. In 2021, the Company paid $523 of these commitments. As of January 29, 2022, the current portion of the commitment of $233 is included in “Other current liabilities” and the long-term portion of the commitment of $233 is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. The original commitment of $962 on a pre-tax basis, will be satisfied by payment to the National Fund over three years. The long-term portion, from January 30, 2021, is included in “Other” within “Changes in operating assets and liabilities net of effects from mergers and disposals of businesses” in the Company’s Consolidated Statements of Cash Flows.

●	In 2019, the Company incurred a $135 charge, $104 net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension plan funds.

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

The Company’s participation in multi-employer plans is outlined in the following tables. The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number. The most recent Pension Protection Act Zone Status available in 2021 and 2020 is for the plan’s year-end at December 31, 2020 and December 31, 2019, respectively. Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2020 and December 31, 2019. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2021, 2020 and 2019.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2021	2020	Implemented	2021	2020	2019	Imposed(5)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1)(2)	95-1939092 - 001	Yellow	Yellow	Implemented	$83	$86	$75	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	22	19	19	No
Sound Retirement Trust (formerly Retail Clerks Pension Plan)(1)(3)	91-6069306 – 001	Yellow	Yellow	Implemented	24	29	25	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	29	28	23	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Green	No	10	9	9	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	8	8	10	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Yellow	Yellow	Implemented	11	11	10	No
United Food & Commercial Workers Intl Union — Industry Pension Fund(1)(4)	51-6055922 - 001	Green	Green	No	550	29	32	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	37	35	34	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	37	12	—	No
UFCW Consolidated Pension Plan(1)	58-6101602 – 001	Green	Green	No	243	321	174	No
IBT Consolidated Pension Plan(1)(6)	82-2153627 - 001	N/A	N/A	No	29	18	33	No
Other					26	14	17
Total Contributions					$1,109	$619	$461
(1)	The Company's multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2021 and March 31, 2020.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2020 and September 30, 2019.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2020 and June 30, 2019.
(5)	Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of January 29, 2022, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(6)	The plan was formed after 2006, and therefore is not subject to zone status certifications.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates:

	Expiration Date
	of Collective		Most Significant Collective
	Bargaining		Bargaining Agreements(1)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2022 to June 2024	2	March 2022 to June 2024
UFCW Consolidated Pension Plan	April 2020(2) to August 2026	4	April 2020(2) to August 2026
Desert States Employers & UFCW Unions Pension Plan	October 2023 to June 2025	1	October 2023
Sound Retirement Trust (formerly Retail Clerks Pension Plan)	April 2022 to September 2024	4	May 2022 to August 2022
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2025 to February 2025	1	January 2025
Oregon Retail Employees Pension Plan	August 2024 to March 2026	3	August 2024 to July 2025
Bakery and Confectionary Union & Industry International Pension Fund	May 2021(2) to July 2024	3	October 2021(2) to June 2024
Retail Food Employers & UFCW Local 711 Pension	March 2022 to January 2024	1	March 2022
United Food & Commercial Workers Intl Union — Industry Pension Fund	April 2020(2) to June 2025	2	July 2023 to August 2023
Western Conference of Teamsters Pension Plan	April 2022 to September 2025	4	April 2022 to September 2025
International Brotherhood of Teamsters Consolidated Pension Fund	September 2022 to September 2024	3	September 2022 to September 2024
(1)	This column represents the number of significant collective bargaining agreements and their expiration date for each of the Company’s pension funds listed above. For the purposes of this table, the “significant collective bargaining agreements” are the largest based on covered employees that, when aggregated, cover the majority of the employees for which we make multi-employer contributions for the referenced pension fund.
(2)	Certain collective bargaining agreements for each of these pension funds are operating under an extension.

In 2020, the Company held escrow deposits amounting to $271 due to certain restructuring agreements. These payments were included in “Prepaid and other current assets” in the Company’s Consolidated Balance Sheets. These escrow deposits were paid in 2021.

Based on the most recent information available to it, the Company believes the present value of actuarial accrued liabilities in most of these multi-employer plans exceeds the value of the assets held in trust to pay benefits.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a withdrawal liability.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and it can be reasonably estimated.

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,197 in 2021, $1,262 in 2020, and $1,252 in 2019.

16.	DISPOSAL OF BUSINESS

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

17.	RECENTLY ADOPTED ACCOUNTING STANDARDS

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” Under the new standard, implementation costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs. The new standard also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense. The Company adopted this guidance on a prospective basis in the first quarter of 2020. Capitalized implementation costs of $151, net of accumulated amortization of $15, and $81, net of accumulated amortization of $2, are included in “Other assets” in the Company’s Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021, respectively. The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

As of January 29, 2022, our Chief Executive Officer and Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. Implementation of new accounting ERP modules for general ledger, accounts receivable, accounts payable, fixed assets and a new indirect procurement module were implemented at the beginning of the first quarter of 2021. Additional phases of the project will continue to be implemented over the next several years. As of January 29, 2022, there have been no material additional implementations of modules since the beginning of the first quarter of 2021. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended January 29, 2022.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 29, 2022.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

The information required by this Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The information required by this Item not otherwise set forth in Part I above or in this Item 10 of Part III is set forth under the headings Election of Directors, Information Concerning the Board of Directors- Committees of the Board, Information Concerning the Board of Directors- Audit Committee and Delinquent 16(a) Reports in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year 2021 (the “2022 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2022 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(1)	reflected in column (a))

Equity compensation plans approved by security holders	29,683,904	$28.15	19,319,196
Equity compensation plans not approved by security holders	—	$—	—
Total	29,683,904	$28.15	19,319,196
(1)The total number of securities reported includes the maximum number of common shares, 8,541,763, that may be issued under performance units granted under our long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis section of the definitive 2022 proxy statement and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account. Based on historical data, or in the case of the awards made in 2019 through 2021 and earned in 2021 the actual payout percentage, our best estimate of the number of common shares that will be issued under the performance unit grants is approximately 4,504,253.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2022 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2022 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Appointment of Kroger’s Independent Auditor in the 2022 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.†	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021
Consolidated Statements of Operations for the years ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Statements of Comprehensive Income for the years ended January 29, 2022, January 30, 2021and February 1, 2020

Consolidated Statements of Cash Flows for the years ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Statement of Changes in Shareholders’ Equity for the years ended January 29, 2022, January 30, 2021 and February 1, 2020
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

10.6

Amended and Restated Credit Agreement dated July 6, 2021, among The Kroger Co., the initial lenders named therein, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-administrative agents, Citibank, N.A., as syndication agent, and Mizuho Bank, Ltd. and U.S. Bank National Association, as co-documentation agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021.

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

10.16*

Form of Restricted Stock Grant Agreement under Long-Term Incentive and Cash Bonus Plan.  Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: March 29, 2022	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 29th March 2022.

	/s/ Gary Millerchip	Senior Vice President and Chief Financial Officer
	Gary Millerchip	(principal financial officer)

	/s/ Todd A. Foley	Group Vice President & Corporate Controller
	Todd A Foley	(principal accounting officer)

	*	Director
Nora A. Aufreiter
	*	Director
Kevin M. Brown
	*	Director
Elaine L. Chao
	*	Director
Anne Gates
	*	Director
Karen M. Hoguet
	*	Chairman of the Board and Chief Executive Officer
W. Rodney McMullen
	*	Director
Clyde R. Moore
	*	Director
Ronald L. Sargent
	*	Director
J. Amanda Sourry Knox
	*	Director
Mark S. Sutton
	*	Director
Ashok Vemuri

* By:	/s/ Christine S. Wheatley
Christine S. Wheatley
Attorney-in-fact