Form 10-Q
period 2022-05-21
KROGER CO
filed 2022-06-24
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 21, 2022

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

There were 715,560,381 shares of Common Stock ($1 par value) outstanding as of June 21, 2022.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 21,	May 22,
(In millions, except per share amounts)	2022	2021
Sales	$44,600	$41,298

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	34,952	31,947
Operating, general and administrative	6,997	7,424
Rent	256	261
Depreciation and amortization	890	861

Operating profit	1,505	805

Other income (expense)
Interest expense	(177)	(165)
Non-service component of company-sponsored pension plan costs	16	18
Loss on investments	(532)	(479)

Net earnings before income tax expense	812	179

Income tax expense	146	36

Net earnings including noncontrolling interests	666	143
Net income attributable to noncontrolling interests	2	3

Net earnings attributable to The Kroger Co.	$664	$140

Net earnings attributable to The Kroger Co. per basic common share	$0.91	$0.18

Average number of common shares used in basic calculation	722	752

Net earnings attributable to The Kroger Co. per diluted common share	$0.90	$0.18

Average number of common shares used in diluted calculation	733	760

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 21,	May 22,
(In millions)	2022	2021
Net earnings including noncontrolling interests	$666	$143

Other comprehensive income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	—	1
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(2)	2	2

Total other comprehensive income	2	3

Comprehensive income	668	146
Comprehensive income attributable to noncontrolling interests	2	3
Comprehensive income attributable to The Kroger Co.	$666	$143
(1)	Amount is net of tax of ($1) for the first quarter of 2022 and $1 for the first quarter of 2021.
(2)	Amount is net of tax of $1 for the first quarters of 2022 and 2021.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 21,	January 29,
(In millions, except par amounts)	2022	2022
ASSETS
Current assets
Cash and temporary cash investments	$1,382	$1,821
Store deposits in-transit	1,110	1,082
Receivables	1,887	1,828
FIFO inventory	9,021	8,353
LIFO reserve	(1,663)	(1,570)
Prepaid and other current assets	539	660
Total current assets	12,276	12,174

Property, plant and equipment, net	24,209	23,789
Operating lease assets	6,760	6,695
Intangibles, net	928	942
Goodwill	3,076	3,076
Other assets	1,842	2,410

Total Assets	$49,091	$49,086

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$587	$555
Current portion of operating lease liabilities	652	650
Trade accounts payable	7,556	7,117
Accrued salaries and wages	1,171	1,736
Other current liabilities	6,272	6,265
Total current liabilities	16,238	16,323

Long-term debt including obligations under finance leases	13,052	12,809
Noncurrent operating lease liabilities	6,460	6,426
Deferred income taxes	1,532	1,562
Pension and postretirement benefit obligations	455	478
Other long-term liabilities	1,961	2,059

Total Liabilities	39,698	39,657

Commitments and contingencies see Note 6

SHAREHOLDERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2022 and 2021	1,918	1,918
Additional paid-in capital	3,714	3,657
Accumulated other comprehensive loss	(465)	(467)
Accumulated earnings	24,583	24,066
Common shares in treasury, at cost, 1,198 shares in 2022 and 1,191 shares in 2021	(20,339)	(19,722)

Total Shareholders’ Equity - The Kroger Co.	9,411	9,452
Noncontrolling interests	(18)	(23)

Total Equity	9,393	9,429

Total Liabilities and Equity	$49,091	$49,086

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	May 21,	May 22,
(In millions)	2022	2021
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$666	$143
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	890	861
Operating lease asset amortization	186	191
LIFO charge	93	37
Share-based employee compensation	57	56
Company-sponsored pension plans	(12)	(14)
Deferred income taxes	(30)	(2)
Loss on the sale of assets	—	9
Loss on investments	532	479
Other	54	100
Changes in operating assets and liabilities:
Store deposits in-transit	(28)	84
Receivables	(2)	14
Inventories	(676)	205
Prepaid and other current assets	117	369
Trade accounts payable	439	341
Accrued expenses	(748)	(548)
Income taxes receivable and payable	(70)	(175)
Operating lease liabilities	(214)	(214)
Other	(152)	320

Net cash provided by operating activities	1,102	2,256

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(745)	(820)
Proceeds from sale of assets	14	7
Other	8	(40)

Net cash used by investing activities	(723)	(853)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(45)	(328)
Dividends paid	(154)	(138)
Proceeds from issuance of capital stock	113	31
Treasury stock purchases	(665)	(402)
Proceeds from financing arrangement	—	166
Other	(67)	(110)

Net cash used by financing activities	(818)	(781)

Net (decrease) increase in cash and temporary cash investments	(439)	622

Cash and temporary cash investments:
Beginning of year	1,821	1,687
End of period	$1,382	$2,309

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(745)	$(820)
Payments for lease buyouts	3	—
Changes in construction-in-progress payables	(229)	154
Total capital investments, excluding lease buyouts	$(971)	$(666)

Disclosure of cash flow information:
Cash paid during the year for interest	$198	$185
Cash paid during the year for income taxes	$244	$205

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 30, 2021	1,918	$1,918	$3,461	1,160	$(18,191)	$(630)	$23,018	$(26)	$9,550
Issuance of common stock:
Stock options exercised	—	—	—	(2)	31	—	—	—	31
Restricted stock issued	—	—	(35)	(1)	17	—	—	—	(18)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	10	(338)	—	—	—	(338)
Stock options exchanged	—	—	—	2	(64)	—	—	—	(64)
Share-based employee compensation	—	—	56	—	—	—	—	—	56
Other comprehensive income net of income tax of $2	—	—	—	—	—	3	—	—	3
Other	—	—	23	—	(23)	—	1	3	4
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	—	(138)	—	(138)
Net earnings including noncontrolling interests	—	—	—	—	—	—	140	3	143

Balances at May 22, 2021	1,918	$1,918	$3,505	1,169	$(18,568)	$(627)	$23,021	$(20)	$9,229
Issuance of common stock:
Stock options exercised	—	—	—	(2)	54	—	—	—	54
Restricted stock issued	—	—	(99)	(2)	56	—	—	—	(43)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	8	(299)	—	—	—	(299)
Stock options exchanged	—	—	—	1	(50)	—	—	—	(50)
Share-based employee compensation	—	—	52	—	—	—	—	—	52
Other comprehensive income net of income tax of $4	—	—	—	—	—	2	—	—	2
Other	—	—	69	—	(69)	—	—	(2)	(2)
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(154)	—	(154)
Net earnings including noncontrolling interests	—	—	—	—	—	—	467	2	469

Balances at August 14, 2021	1,918	$1,918	$3,527	1,174	$(18,876)	$(625)	$23,334	$(20)	$9,258
Issuance of common stock:
Stock options exercised	—	—	—	(1)	33	—	—	—	33
Restricted stock issued	—	—	(3)	—	—	—	—	—	(3)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	6	(251)	—	—	—	(251)
Stock options exchanged	—	—	—	1	(47)	—	—	—	(47)
Share-based employee compensation	—	—	51	—	—	—	—	—	51
Other comprehensive income net of income tax of $37	—	—	—	—	—	134	—	—	134
Other	—	—	15	—	(15)	—	(1)	(10)	(11)
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(158)	—	(158)
Net earnings including noncontrolling interests	—	—	—	—	—	—	483	2	485

Balances at November 6, 2021	1,918	$1,918	$3,590	1,180	$(19,156)	$(491)	$23,658	$(28)	$9,491
Issuance of common stock:
Stock options exercised	—	—	—	(2)	54	—	—	—	54
Restricted stock issued	—	—	—	—	—	—	—	—	—
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	11	(534)	—	—	—	(534)
Stock options exchanged	—	—	—	2	(64)	—	—	—	(64)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive income net of income tax of $8	—	—	—	—	—	24	—	—	24
Other	—	—	23	—	(22)	—	—	1	2
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(157)	—	(157)
Net earnings including noncontrolling interests	—	—	—	—	—	—	565	4	569

Balances at January 29, 2022	1,918	$1,918	$3,657	1,191	$(19,722)	$(467)	$24,066	$(23)	$9,429

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 29, 2022	1,918	$1,918	$3,657	1,191	$(19,722)	$(467)	$24,066	$(23)	$9,429
Issuance of common stock:
Stock options exercised	—	—	—	(4)	113	—	—	—	113
Restricted stock issued	—	—	(77)	(2)	12	—	—	—	(65)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	10	(520)	—	—	—	(520)
Stock options exchanged	—	—	—	3	(145)	—	—	—	(145)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of income tax of $-	—	—	—	—	—	2	—	—	2
Other	—	—	77	—	(77)	—	—	3	3
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(147)	—	(147)
Net earnings including noncontrolling interests	—	—	—	—	—	—	664	2	666

Balances at May 21, 2022	1,918	$1,918	$3,714	1,198	$(20,339)	$(465)	$24,583	$(18)	$9,393

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries and other consolidated entities. The January 29, 2022 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

The unaudited information in the Consolidated Financial Statements for the first quarter ended May 21, 2022 and May 22, 2021, includes the results of operations of the Company for the 16-week periods then ended.

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, trade accounts payable, accrued salaries and wages and other current liabilities at approximated fair value. Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments. The equity investment in Ocado is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $455 and $987 as of May 21, 2022 and January 29, 2022, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for this Level 1 investment of approximately $532 and $479 for the first quarters of 2022 and 2021, respectively, are included in “Loss on investments” in the Company’s Consolidated Statements of Operations. Refer to Note 2 for the disclosure of debt instrument fair values.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	May 21,	January 29,
	2022	2022
1.70% to 8.00% Senior Notes due through 2049	$10,609	$10,607
Other	1,122	1,138

Total debt, excluding obligations under finance leases	11,731	11,745
Less current portion	(452)	(451)

Total long-term debt, excluding obligations under finance leases	$11,279	$11,294

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 21, 2022 and January 29, 2022. At May 21, 2022, the fair value of total debt was $11,366 compared to a carrying value of $11,731. At January 29, 2022, the fair value of total debt was $13,189 compared to a carrying value of $11,745.

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

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first quarters of 2022 and 2021:

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 21,	May 22,	May 21,	May 22,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$3	$3	$1	$1
Interest cost	30	32	2	1
Expected return on plan assets	(47)	(53)	—	—
Amortization of:
Prior service cost	—	—	(4)	(4)
Actuarial loss (gain)	8	12	(5)	(6)

Net periodic benefit cost	$(6)	$(6)	$(6)	$(8)

The Company is not required to make any contributions to its company-sponsored pension plans in 2022, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first quarters of 2022 and 2021.

The Company contributed $105 and $95 to employee 401(k) retirement savings accounts in the first quarters of 2022 and 2021, respectively.

The Company also contributes to various multi-employer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded. In addition to the recurring multi-employer pension contributions the Company makes in the normal course of business, in the first quarter of 2021, the Company contributed an incremental $70, $54 net of tax, to multi-employer pension plans, helping stabilize future associate benefits.

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

	First Quarter Ended			First Quarter Ended
	May 21, 2022			May 22, 2021
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$657	722	$0.91	$139	752	$0.18
Dilutive effect of stock options		11			8

Net earnings attributable to The Kroger Co. per diluted common share	$657	733	$0.90	$139	760	$0.18

The Company had combined undistributed and distributed earnings to participating securities totaling $7 and $1 in the first quarters of 2022 and 2021, respectively.

The Company had options outstanding for approximately 1 million and 8 million shares during the first quarters of 2022 and 2021, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In the first quarter of 2022, the Company opened two additional Kroger Delivery customer fulfillment centers in Dallas, Texas and Pleasant Prairie, Wisconsin, which brings the Company’s total Kroger Delivery customer fulfillment centers to five as of May 21, 2022. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company establishes a finance lease when each facility begins fulfilling orders to customers. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. During the first quarter of 2022, the Company recorded finance lease assets of $339 and finance lease liabilities of $313 related to the Company’s agreement with Ocado.

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

On February 9, 2022, a putative shareholder filed a derivative action in the Court of Common Pleas, Hamilton County, Ohio against certain current and former directors of The Kroger Co. and The Kroger Co., as a nominal defendant, alleging among other things, that the defendants breached their fiduciary duties in connection with the data incident involving the Company’s former third party secure file transfer vendor, Accellion. A Stipulation and Order for Voluntary Dismissal was entered by the Court on June 6, 2022, and the case is now concluded.

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

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2022 and 2021:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 30, 2021	$(54)	$(576)	$(630)
Amounts reclassified out of AOCI(2)	2	1	3
Net current-period OCI	2	1	3
Balance at May 22, 2021	$(52)	$(575)	$(627)

Balance at January 29, 2022	$(47)	$(420)	$(467)
Amounts reclassified out of AOCI(2)	2	—	2
Net current-period OCI	2	—	2
Balance at May 21, 2022	$(45)	$(420)	$(465)
(1)	All amounts are net of tax.
(2)	Net of tax of $1 for cash flow hedging activities and $1 for pension and postretirement defined benefit plans for the first quarter of 2021. Net of tax of $1 for cash flow hedging activities and ($1) for pension and postretirement defined benefit plans for the first quarter of 2022.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2022 and 2021:

	First Quarter Ended
	May 21,	May 22,
	2022	2021
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$3	$3
Tax expense	(1)	(1)
Net of tax	2	2

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	(1)	2
Tax expense	1	(1)
Net of tax	—	1
Total reclassifications, net of tax	$2	$3
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

8.	INCOME TAXES

The effective income tax rate was 18.0% in the first quarter of 2022 and 20.2% for the first quarter of 2021. The effective income tax rate for the first quarter of 2022 and 2021 differed from the federal statutory rate due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate decreased in the first quarter of 2022, compared to the first quarter of 2021, primarily due to an increase in deductions from share-based payments in the first quarter of 2022.

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

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the ongoing COVID-19 pandemic (including any variant), natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: COVID-19 pandemic related factors, risks and challenges, including among others, the length of time that the pandemic continues, future variants, mutations or related strains of the virus and the effectiveness of vaccines against variants, continued efficacy of vaccines over time and availability of vaccine boosters, the extent of vaccine refusal, and global access to vaccines, as well as the effect of vaccine and/or testing mandates and related regulations, the potential for additional future spikes in infection and illness rates including breakthrough infections among the fully vaccinated, and the corresponding potential for disruptions in workforce availability and customer shopping patterns, re-imposed restrictions as a result of resurgence and the corresponding future easing of restrictions, and interruptions in domestic and global supply chains or capacity constraints; whether and when the global pandemic will become endemic, the pace of recovery when the pandemic subsides or becomes endemic, which may vary materially over time and among the different regions we serve; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the current inflationary environment and future potential inflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including the war in Ukraine; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic moats of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger has developed multiple levers within our business model to deliver net earnings growth and consistent and attractive total shareholder return (“TSR”). Our execution of this model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our market leading omnichannel position in food retail, which is built on Kroger’s unique assets: our stores, digital ecosystem, Our Brands and our data. These unique assets, when combined with our go-to-market strategy, deliver an unmatched value proposition for our customers. We continue to invest in areas of the business that matter most to our customers and deepen our competitive moats of Fresh, Our Brands, Data & Personalization and Seamless, to drive sustainable sales growth in our retail supermarket business, including fuel and health & wellness. This, in turn, generates the data and traffic that enables our fast-growing, high operating margin alternative profits. We are evolving from a traditional food retailer into a more diverse, food first business that we expect will consistently deliver net earnings growth in the future. This will be achieved by:

●	Growing identical sales without fuel. A key component of our growth plan is to double digital sales and our digital profitability rate by 2023. Our plan also involves maximizing growth levers in our supermarket business and is supported by continued strategic investments in our customers, associates, and our Seamless eco-system to ensure we deliver a full, friendly and fresh experience for every customer, every time; and

●	Expanding operating margin, through a balanced model where strategic price investments for our customers and investments in our associates and seamless ecosystem are offset by our cost savings program, which has delivered $1 billion in cost savings annually for the past four fiscal years, and sustained growth in our alternative profit streams.

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

EXECUTIVE SUMMARY

We achieved strong first quarter results as we executed our strategy of leading with fresh and accelerating with digital. Our associates’ focus on providing fresh, affordable food to our customers is driving our strong results. During the quarter, we demonstrated the resilience of our business model which led to achieving positive identical sales without fuel of 4.1%. In addition, our team was extremely effective in managing costs while navigating a challenging operating environment, characterized by inflationary cost pressures and supply chain headwinds. This allowed us to continue to invest in our associates while providing our customers fresh food at affordable prices when and where they need it. As a result of our strong execution and sustained food-at-home trends, our team delivered growth in our operating profit and adjusted FIFO operating profit, proving the strength of our financial model in a variety of operating environments.

Looking ahead, we are well positioned to continue delivering for our customers, investing in our associates, and driving sustainable returns for shareholders. We expect the momentum in our business to continue and have confidence in our ability to navigate a rapidly changing operating environment. Based on the foregoing and our diverse and resilient business model, we raised our full-year guidance for identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share. Our 2022 guidance reaffirms that as we emerge from the pandemic, we are creating a new, higher base from which we expect to grow and highlights the flexibility and multiple levers that exist within our model today, which we believe will allow us to deliver adjusted net earnings per diluted share growth in 2022, while continuing to invest for future growth. We are leveraging technology, innovation, and our competitive moats to build lasting competitive advantages. We remain confident in our value creation model and we expect to deliver total shareholder return over the long-term within our target range of 8% to 11%.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	First Quarter Ended
	May 21,	Percentage	May 22,
	2022	Change	2021
Sales	$44,600	8.0%	$41,298
Sales without fuel	$38,711	3.8%	$37,308
Net earnings attributable to The Kroger Co.	$664	374.3%	$140
Adjusted net earnings attributable to The Kroger Co.	$1,074	17.0%	$918
Net earnings attributable to The Kroger Co. per diluted common share	$0.90	400.0%	$0.18
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.45	21.8%	$1.19
Operating profit	$1,505	87.0%	$805
Adjusted FIFO operating profit	$1,601	16.4%	$1,375
Dividends paid	$154	11.6%	$138
Dividends paid per common share	$0.21	16.7%	$0.18
Identical sales excluding fuel	4.1%	N/A	(4.1)%
FIFO gross margin rate, excluding fuel, bps decrease	0.26	N/A	0.65
OG&A rate, excluding fuel and Adjusted Items, bps decrease	0.46	N/A	1.08
Increase in total debt, including obligations under finance leases compared to prior fiscal year end	$275	N/A	$711
Share repurchases	$665	N/A	$402

OVERVIEW

Notable items for the first quarter of 2022 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.90, which was a 400% increase compared to the first quarter of 2021.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $1.45, which was a 21.8% increase compared to the first quarter of 2021.

●	Achieved operating profit of $1.5 billion, which was an 87.0% increase compared to the first quarter of 2021.

●	Achieved adjusted FIFO operating profit of $1.6 billion, which was a 16.4% increase compared to the first quarter of 2021.

●	We returned $819 million to shareholders through share repurchases and dividend payments.

●	Generated cash from operations of $1.1 billion.

Other Financial Results

●	Identical sales, excluding fuel, increased 4.1% in the first quarter of 2022, which included identical sales growth of 5.2% in our Fresh categories. Fresh consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.

●	Digital sales decreased 6% in the first quarter of 2022, compared to the first quarter of 2021. While digital sales decreased 6% during the first quarter of 2022, almost all customers who reduced their online spend during the quarter continued to shop with us in store, highlighting the power of our seamless ecosystem and our ability to create a meaningful customer experience across channels. In addition, customer households that use our digital platforms increased during the first quarter of 2022, compared to the first quarter of 2021. Digital sales include products ordered online and picked up at our stores and products delivered or shipped directly to a customer’s home.

●	We are currently operating in a more volatile inflationary environment and we experienced higher product cost inflation in most departments during the first quarter of 2022. Our LIFO charge for the first quarter of 2022 was $93 million, compared to $37 million in the first quarter of 2021. This increase of $56 million was attributable to higher inflation in most categories.

Significant Events

●	In the first quarter of 2022, we opened two additional Kroger Delivery customer fulfillment centers powered by Ocado’s automated smart platform — one in Dallas, Texas and one in Pleasant Prairie, Wisconsin — bringing our total count to five.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first quarter of 2022 include the following, which we define as the “2022 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $7 million, $6 million net of tax, for the revaluation of Home Chef contingent consideration (the “2022 OG&A Adjusted Item”).

●	Losses in other income (expense) of $532 million, $404 million net of tax, for the unrealized loss on investments (the “2022 Other Income (Expense) Adjusted Item”).

Net earnings for the first quarter of 2021 include the following, which we define as the “2021 Adjusted Items”:

●	Charges to OG&A expenses of $449 million, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund; $43 million, $33 million net of tax, for the revaluation of Home Chef contingent consideration and $44 million, $34 million net of tax, for transformation costs (the “2021 OG&A Adjusted Items”).

●	A loss in other income (expense) of $479 million, $367 million net of tax, for the unrealized loss on investments (the “2021 Other Income (Expense) Adjusted Item”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measure and related disclosure.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2022 and 2021 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	First Quarter Ended
	May 21,	May 22,	Percentage
	2022	2021	Change
Net earnings attributable to The Kroger Co.	$664	$140

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	344
Adjustment for loss on investments(1)(3)	404	367
Adjustment for Home Chef contingent consideration(1)(4)	6	33
Adjustment for transformation costs(1)(5)	—	34
2022 and 2021 Adjusted Items	410	778

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$1,074	$918	17.0%

Net earnings attributable to The Kroger Co. per diluted common share	$0.90	$0.18

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(6)	—	0.45
Adjustment for loss on investments(6)	0.54	0.48
Adjustment for Home Chef contingent consideration(6)	0.01	0.04
Adjustment for transformation costs(6)	—	0.04
2022 and 2021 Adjusted Items	0.55	1.01

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.45	$1.19	21.8%

Average number of common shares used in diluted calculation	733	760
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $449.
(3)	The pre-tax adjustment for loss on investments was $532 in the first quarter of 2022 and $479 in the first quarter of 2021.
(4)	The pre-tax adjustment for Home Chef contingent consideration was $7 in the first quarter of 2022 and $43 in the first quarter of 2021.
(5)	The pre-tax adjustment for transformation costs was $44. Transformation costs primarily include costs related to business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(6)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 21,	Percentage	May 22,	Percentage
	2022	Change(1)	2021	Change(2)
Total sales to retail customers without fuel(3)	$38,449	3.9%	$37,022	(4.2)%
Supermarket fuel sales	5,889	47.6%	3,990	48.2%
Other sales(4)	262	(8.4)%	286	28.3%

Total sales	$44,600	8.0%	$41,298	(0.6)%
(1)	This column represents the percentage change in the first quarter of 2022, compared to the first quarter of 2021.
(2)	This column represents the percentage change in the first quarter of 2021, compared to the first quarter of 2020.
(3)	Digital sales are included in the “total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and products delivered or shipped directly to a customer’s home. Digital sales decreased approximately 6% in the first quarter of 2022 and grew approximately 16% in the first quarter of 2021. The change in results for the first quarter of 2022, compared to the first quarter of 2021, is primarily due to cycling COVID-19 trends and an increased number of shoppers shifting back to in-store purchases. While digital sales decreased 6% during the first quarter of 2022, almost all customers who reduced their online spend during the quarter continued to shop with us in store, highlighting the power of our seamless ecosystem and our ability to create a meaningful customer experience across channels. In addition, customer households that use our digital platforms increased during the first quarter of 2022, compared to the first quarter of 2021.
(4)	Other sales primarily relate to external sales at food production plants, data analytic services and third party media revenue. The decrease in the first quarter of 2022, compared to the first quarter of 2021, is primarily due to decreased external sales at food production plants due to the closing of a plant, partially offset by an increase in data analytic services and third-party media revenue.

Total sales increased in the first quarter of 2022, compared to the first quarter of 2021, by 8.0%. The increase was primarily due to increases in supermarket fuel sales and total sales to retail customers without fuel. Total sales, excluding fuel, increased 3.8% in the first quarter of 2022, compared to the first quarter of 2021, which was primarily due to our identical sales increase, excluding fuel, of 4.1%. Identical sales, excluding fuel, for the first quarter of 2022, compared to the first quarter of 2021, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket. Total supermarket fuel sales increased 47.6% in the first quarter of 2022, compared to the first quarter of 2021, primarily due to an increase in fuel gallons sold of 3.0% and an increase in the average retail fuel price of 43.3%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and ship-to-home solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. We urge you to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the first quarter of 2022.

Identical Sales

($ in millions)

	First Quarter Ended
	May 21,	Percentage	May 22,	Percentage
	2022	Change(1)	2021	Change(2)
Excluding Fuel	$38,148	4.1%	$36,644	(4.1)%
(1)	This column represents the percentage change in identical sales in the first quarter of 2022, compared to the first quarter of 2021.
(2)	This column represents the percentage change in identical sales in the first quarter of 2021, compared to the first quarter of 2020.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.63% for the first quarter of 2022, compared to 22.64% for the first quarter of 2021. The decrease in rate in the first quarter of 2022, compared to the first quarter of 2021, resulted primarily from increased fuel sales, which have a lower gross margin rate, continued strategic investments in lower prices for our customers, a higher LIFO charge and increased transportation and warehousing costs, as a percentage of sales, partially offset by effective negotiations to achieve savings on the cost of products sold and the cycling of a write down related to a donation of personal protective equipment inventory from the prior year.

Our LIFO charge was $93 million in the first quarter of 2022, compared to $37 million in the first quarter of 2021. The increase in our LIFO charge reflects our expected annualized product cost inflation for 2022, compared to 2021, which was attributable to higher inflation in most categories.

Our FIFO gross margin rate, which excludes the LIFO charge, was 21.84% in the first quarter of 2022, compared to 22.73% in the first quarter of 2021. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 26 basis points in the first quarter of 2022, compared to the first quarter of 2021. This decrease resulted primarily from continued strategic investments in lower prices for our customers and increased transportation and warehousing costs, as a percentage of sales, partially offset by effective negotiations to achieve savings on the cost of products sold and the cycling of a write down related to a donation of personal protective equipment inventory from the prior year.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 15.69% in the first quarter of 2022 and 17.98% in the first quarter of 2021. The decrease in the first quarter of 2022, compared to the first quarter of 2021, resulted primarily from the effect of sales leverage across fuel and supermarkets, which decreases our OG&A rate, as a percentage of sales, lower contributions to multi-employer pension plans, decreased incentive plan costs, the 2021 OG&A Adjusted Items and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates and the 2022 OG&A Adjusted Item.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2022 OG&A Adjusted Item and the 2021 OG&A Adjusted Items, our OG&A rate decreased 46 basis points in the first quarter of 2022, compared to the first quarter of 2021. This decrease resulted primarily from the effect of supermarket sales leverage, which decreases our OG&A rate, as a percentage of sales, lower contributions to multi-employer pension plans, decreased incentive plan costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates.

Rent Expense

Rent expense decreased in total and as a percentage of sales for the first quarter of 2022, compared to the first quarter of 2021. The decrease was primarily due to the completion of a property transaction during the first quarter of 2021 related to 28 previously leased properties that we are now accounting for as owned locations and therefore recognizing depreciation and amortization expense over their useful life.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased, as a percentage of sales, in the first quarter of 2022, compared to the first quarter of 2021, which was primarily due to sales leverage across fuel and supermarkets.

Operating Profit and FIFO Operating Profit

Operating profit was $1.5 billion, or 3.4% of sales, for the first quarter of 2022, compared to $805 million, or 1.9% of sales, for the first quarter of 2021. Operating profit, as a percentage of sales, increased 142 basis points in the first quarter of 2022, compared to the first quarter of 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by an increased LIFO charge and a lower FIFO gross margin rate. Fuel earnings also contributed to our operating profit growth for the first quarter of 2022, compared to the first quarter of 2021.

FIFO operating profit was $1.6 billion, or 3.6% of sales, for the first quarter of 2022, compared to $842 million, or 2.0% of sales, for the first quarter of 2021. FIFO operating profit, as a percentage of sales, excluding the 2022 and 2021 Adjusted Items, increased 26 basis points in the first quarter of 2022, compared to the first quarter of 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by a lower FIFO gross margin rate. Fuel earnings also contributed to our FIFO operating profit growth for the first quarter of 2022, compared to the first quarter of 2021.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2022 and 2021 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	First Quarter Ended
	May 21,	May 22,
	2022	2021
Operating profit	$1,505	$805
LIFO charge	93	37

FIFO Operating profit	1,598	842

Adjustment for pension plan withdrawal liabilities	—	449
Adjustment for Home Chef contingent consideration	7	43
Adjustment for transformation costs(1)	—	44
Other	(4)	(3)

2022 and 2021 Adjusted items	3	533

Adjusted FIFO operating profit excluding the adjusted items above	$1,601	$1,375
(1)	Transformation costs primarily include costs related to business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.

Income Taxes

The effective income tax rate was 18.0% for the first quarter of 2022 and 20.2% for the first quarter of 2021. The effective income tax rate for the first quarter of 2022 and 2021 differed from the federal statutory rate due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate decreased in the first quarter of 2022, compared to the first quarter of 2021, primarily due to an increase in deductions from share-based payments in the first quarter of 2022.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.90 per diluted share for the first quarter of 2022 represented an increase of 400% compared to net earnings of $0.18 per diluted share for the first quarter of 2021. Adjusted net earnings of $1.45 per diluted share for the first quarter of 2022 represented an increase of 21.8% compared to adjusted net earnings of $1.19 per diluted share for the first quarter of 2021. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, increased fuel earnings, lower income tax expense and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher LIFO charge.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net (decrease) increase in cash and temporary cash investments for the first quarters of 2022 and 2021:

	First Quarter Ended
	May 21,	May 22,
	2022	2021
Net cash provided by (used in)
Operating activities	$1,102	$2,256
Investing activities	(723)	(853)
Financing activities	(818)	(781)
Net (decrease) increase in cash and temporary cash investments	$(439)	$622

Net cash provided by operating activities

We generated $1.1 billion of cash from operations in the first quarter of 2022 compared to $2.3 billion in the first quarter of 2021. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $2.4 billion of operating cash flow in the first quarter of 2022 compared to $1.9 billion in the first quarter of 2021. Cash provided (used) by operating activities for changes in operating assets and liabilities, including working capital, was ($1.3) billion in the first quarter of 2022 compared to $396 million in the first quarter of 2021. The decrease in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	An increase in FIFO inventory at the end of the first quarter of 2022, compared to the first quarter of 2021, primarily due to rising costs resulting from continued inflationary cost pressures and a reduction of supply chain constraints;

●	A decrease in prepaid and other current assets at the end of the first quarter of 2021, compared to fiscal year end 2020, primarily due to the transfer of prepaid escrow funds in the first quarter of 2021 to fulfil obligations related to the restructuring of multi-employer pension plans;

●	A decrease in cash provided by operating activities for changes in accrued expenses in the first quarter of 2022, compared to the first quarter of 2021, primarily due to the following:

o	An increase in accrued payroll at fiscal year end 2021, compared to fiscal year end 2020, primarily due to timing of payments;

o	A decrease in accrued expenses at the end of the first quarter of 2022, compared to fiscal year end 2021, primarily due to an increase in our incentive plan payout in the first quarter of 2022, compared to the first quarter of 2021;

o	Partially offset by a decrease in accrued expenses at the end of the first quarter of 2021, compared to fiscal year end 2020, primarily due to a decrease in the current portion of our commitments due to the National Fund as a result of a contractual payment in the first quarter of 2021; and

●	An increase in long-term liabilities at the end of the first quarter of 2021, compared to fiscal year end 2020, primarily related to the restructuring of multi-employer pension plans.

Net cash used by investing activities

Investing activities used cash of $723 million in the first quarter of 2022 compared to $853 million in the first quarter of 2021. The amount of cash used by investing activities decreased in the first quarter of 2022, compared to the first quarter of 2021, primarily due to decreased payments for property and equipment in the first quarter of 2022 due to timing of payments.

Net cash used by financing activities

We used $818 million of cash for financing activities in the first quarter of 2022 compared to $781 million in the first quarter of 2021. The amount of cash used for financing activities increased in the first quarter of 2022 compared to the first quarter of 2021, primarily due to the following:

●	Decreased proceeds from a financing arrangement in the first quarter of 2021; and

●	Increased treasury stock purchases;

●	Partially offset by decreased payments on long-term debt including obligations under finance leases.

Capital Investments

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $971 million for the first quarter of 2022 compared to $666 million for the first quarter of 2021. During the rolling four quarter period ended with the first quarter of 2022, we opened, expanded, relocated or acquired 7 supermarkets and also completed 86 major within-the-wall remodels. A major remodel is one that exceeds a cost of $20 per square foot. Total supermarket square footage at the end of the first quarter of 2022 remained consistent with the end of the first quarter of 2021. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2022 increased 0.2% over the end of the first quarter of 2021.

Debt Management

As of May 21, 2022, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of May 21, 2022, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of May 21, 2022.

Our bank credit facility and the indentures underlying our publicly issued debt contain a financial covenant. As of May 21, 2022, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, increased $275 million as of May 21, 2022, compared to our fiscal year end 2021 debt of $13.4 billion. This increase resulted primarily from a net increase in obligations under finance leases of $290 million primarily related to our two additional Kroger Delivery customer fulfillment center openings.

Common Share Repurchase Programs

During the first quarter of 2022, we invested $665 million to repurchase 12.8 million Kroger common shares at an average price of $52.04 per share. The shares repurchased in the first quarter of 2022 were reacquired under the following share repurchase programs:

●	On December 30, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2021 Repurchase Program”); and

●	A program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

As of May 21, 2022, there was $301 million remaining under the December 2021 Repurchase Program.

Liquidity Needs

We held cash and temporary cash investments of $1.4 billion, as of May 21, 2022, which reflects our elevated operating performance and significant improvements in working capital over the last two years. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend and share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of May 21, 2022, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, payments deferred under the CARES Act and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfilment centers, joint ventures or other business partnerships, property development or acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in the first quarter of 2022, see Note 2 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from those estimates. There has been no material change to our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 21, 2022, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended May 21, 2022. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended May 21, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Incorporated by reference herein is information regarding certain legal proceedings in which we are involved as set forth under “Litigation” contained in Note 6 – “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 1 of Part I of this quarterly report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
January 30, 2022 to February 26, 2022	4,270,056	$44.92	4,269,710	$631
Second four weeks
February 27, 2022 to March 26, 2022	4,993,730	$54.27	3,838,518	$520
Third four weeks
March 27, 2022 to April 23, 2022	3,029,894	$58.19	3,029,860	$386
Fourth four weeks
April 24, 2022 to May 21, 2022	1,655,947	$55.61	1,655,947	$301
Total	13,949,627	$52.42	12,794,035	$301
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2022 contained four 28-day periods.

(2)	Includes (i) shares repurchased under the December 2021 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 1,155,592 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the December 2021 Repurchase Program and the 1999 Repurchase Program.

(4)	On December 30, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2021 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the December 2021 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The December 2021 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Item 6. Exhibits.

EXHIBIT 3.1	-

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

THE KROGER CO.

Dated: June 24, 2022	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 24, 2022	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer