Form 10-Q
period 2022-08-13
KROGER CO
filed 2022-09-16
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 13, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 715,806,319 shares of Common Stock ($1 par value) outstanding as of September 13, 2022.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 13,	August 14,	August 13,	August 14,
(In millions, except per share amounts)	2022	2021	2022	2021
Sales	$34,638	$31,682	$79,238	$72,980

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	27,392	24,914	62,343	56,861
Operating, general and administrative	5,417	5,091	12,414	12,515
Rent	191	191	448	452
Depreciation and amortization	684	647	1,574	1,508

Operating profit	954	839	2,459	1,644

Other income (expense)
Interest expense	(127)	(137)	(303)	(302)
Non-service component of company-sponsored pension plan costs	11	15	26	33
Gain (loss) on investments	103	(122)	(429)	(601)

Net earnings before income tax expense	941	595	1,753	774

Income tax expense	209	126	356	162

Net earnings including noncontrolling interests	732	469	1,397	612
Net income attributable to noncontrolling interests	1	2	3	5

Net earnings attributable to The Kroger Co.	$731	$467	$1,394	$607

Net earnings attributable to The Kroger Co. per basic common share	$1.01	$0.62	$1.92	$0.80

Average number of common shares used in basic calculation	716	746	720	750

Net earnings attributable to The Kroger Co. per diluted common share	$1.00	$0.61	$1.89	$0.79

Average number of common shares used in diluted calculation	725	755	730	758

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 13,	August 14,	August 13,	August 14,
(In millions)	2022	2021	2022	2021
Net earnings including noncontrolling interests	$732	$469	$1,397	$612

Other comprehensive income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(1)	1	(1)	2
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(2)	2	1	4	3

Total other comprehensive income	1	2	3	5

Comprehensive income	733	471	1,400	617
Comprehensive income attributable to noncontrolling interests	1	2	3	5
Comprehensive income attributable to The Kroger Co.	$732	$469	$1,397	$612
(1)	Amount is net of tax of $1 for the second quarters of 2022 and 2021. Amount is net of tax of $2 for the first two quarters of 2021.
(2)	Amount is net of tax of $3 for the second quarter of 2021. Amount is net of tax of $1 for the first two quarters of 2022 and $4 for the first two quarters of 2021.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 13,	January 29,
(In millions, except par amounts)	2022	2022
ASSETS
Current assets
Cash and temporary cash investments	$1,102	$1,821
Store deposits in-transit	1,087	1,082
Receivables	1,869	1,828
FIFO inventory	9,125	8,353
LIFO reserve	(1,810)	(1,570)
Prepaid and other current assets	536	660
Total current assets	11,909	12,174

Property, plant and equipment, net	24,118	23,789
Operating lease assets	6,771	6,695
Intangibles, net	917	942
Goodwill	3,076	3,076
Other assets	1,950	2,410

Total Assets	$48,741	$49,086

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$789	$555
Current portion of operating lease liabilities	656	650
Trade accounts payable	7,446	7,117
Accrued salaries and wages	1,356	1,736
Other current liabilities	6,319	6,265
Total current liabilities	16,566	16,323

Long-term debt including obligations under finance leases	12,488	12,809
Noncurrent operating lease liabilities	6,449	6,426
Deferred income taxes	1,522	1,562
Pension and postretirement benefit obligations	439	478
Other long-term liabilities	1,638	2,059

Total Liabilities	39,102	39,657

Commitments and contingencies see Note 6

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2022 and 2021	1,918	1,918
Additional paid-in capital	3,716	3,657
Accumulated other comprehensive loss	(464)	(467)
Accumulated earnings	25,128	24,066
Common shares in treasury, at cost, 1,202 shares in 2022 and 1,191 shares in 2021	(20,641)	(19,722)

Total Shareowners’ Equity - The Kroger Co.	9,657	9,452
Noncontrolling interests	(18)	(23)

Total Equity	9,639	9,429

Total Liabilities and Equity	$48,741	$49,086

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 13,	August 14,
(In millions)	2022	2021
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,397	$612
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,574	1,508
Operating lease asset amortization	329	332
LIFO charge	240	84
Share-based employee compensation	103	108
Company-sponsored pension plans	(20)	(24)
Deferred income taxes	(40)	(24)
Gain on the sale of assets	(13)	(28)
Loss on investments	429	601
Other	66	122
Changes in operating assets and liabilities:
Store deposits in-transit	(5)	41
Receivables	(10)	(57)
Inventories	(774)	377
Prepaid and other current assets	115	356
Trade accounts payable	330	101
Accrued expenses	(407)	(400)
Income taxes receivable and payable	(41)	(125)
Operating lease liabilities	(373)	(374)
Other	(473)	(87)

Net cash provided by operating activities	2,427	3,123

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,430)	(1,319)
Proceeds from sale of assets	37	107
Other	5	(72)

Net cash used by investing activities	(1,388)	(1,284)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1
Payments on long-term debt including obligations under finance leases	(486)	(369)
Dividends paid	(307)	(274)
Proceeds from issuance of capital stock	119	85
Treasury stock purchases	(975)	(751)
Proceeds from financing arrangement	—	166
Other	(109)	(159)

Net cash used by financing activities	(1,758)	(1,301)

Net (decrease) increase in cash and temporary cash investments	(719)	538

Cash and temporary cash investments:
Beginning of year	1,821	1,687
End of period	$1,102	$2,225

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,430)	$(1,319)
Payments for lease buyouts	10	—
Changes in construction-in-progress payables	(74)	89
Total capital investments, excluding lease buyouts	$(1,494)	$(1,230)

Disclosure of cash flow information:
Cash paid during the year for interest	$379	$365
Cash paid during the year for income taxes	$432	$301

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 29, 2022	1,918	$1,918	$3,657	1,191	$(19,722)	$(467)	$24,066	$(23)	$9,429
Issuance of common stock:
Stock options exercised	—	—	—	(4)	113	—	—	—	113
Restricted stock issued	—	—	(77)	(2)	12	—	—	—	(65)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	10	(520)	—	—	—	(520)
Stock options exchanged	—	—	—	3	(145)	—	—	—	(145)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of income tax of $-	—	—	—	—	—	2	—	—	2
Other	—	—	77	—	(77)	—	—	3	3
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(147)	—	(147)
Net earnings including noncontrolling interests	—	—	—	—	—	—	664	2	666

Balances at May 21, 2022	1,918	$1,918	$3,714	1,198	$(20,339)	$(465)	$24,583	$(18)	$9,393
Issuance of common stock:
Stock options exercised	—	—	—	—	6	—	—	—	6
Restricted stock issued	—	—	(89)	(2)	47	—	—	—	(42)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	6	(300)	—	—	—	(300)
Stock options exchanged	—	—	—	—	(10)	—	—	—	(10)
Share-based employee compensation	—	—	46	—	—	—	—	—	46
Other comprehensive income net of income tax of $1	—	—	—	—	—	1	—	—	1
Other	—	—	45	—	(45)	—	—	(1)	(1)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(186)	—	(186)
Net earnings including noncontrolling interests	—	—	—	—	—	—	731	1	732

Balances at August 13, 2022	1,918	$1,918	$3,716	1,202	$(20,641)	$(464)	$25,128	$(18)	$9,639

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the second quarters and two quarters ended August 13, 2022 and August 14, 2021 includes the results of operations of the Company for the 12 and 28 week periods then ended.

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, trade accounts payable, accrued salaries and wages and other current liabilities at approximated fair value. Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments. The equity investment in Ocado is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $558 and $987 as of August 13, 2022 and January 29, 2022, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for this Level 1 investment of approximately $429 and $601 for the first two quarters of 2022 and 2021, respectively, is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. An unrealized gain of $103 and unrealized loss of $122 for this Level 1 investment was recorded for the second quarters of 2022 and 2021, respectively, and is included in the “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. Refer to Note 2 for the disclosure of debt instrument fair values.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	August 13,	January 29,
	2022	2022
1.70% to 8.00% Senior Notes due through 2049	$10,211	$10,607
Other	1,114	1,138

Total debt, excluding obligations under finance leases	11,325	11,745
Less current portion	(652)	(451)

Total long-term debt, excluding obligations under finance leases	$10,673	$11,294

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 13, 2022 and January 29, 2022. At August 13, 2022, the fair value of total debt was $11,094 compared to a carrying value of $11,325. At January 29, 2022, the fair value of total debt was $13,189 compared to a carrying value of $11,745.

Additionally, in the first two quarters of 2022, the Company repaid $400 of senior notes bearing an interest rate of 2.80% using cash on hand.

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

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the second quarters of 2022 and 2021:

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 13,	August 14,	August 13,	August 14,
	2022	2021	2022	2021
Components of net periodic benefit cost (benefit):
Service cost	$2	$4	$1	$1
Interest cost	24	22	—	1
Expected return on plan assets	(35)	(40)	—	—
Amortization of:
Prior service cost	—	—	(3)	(3)
Actuarial loss (gain)	6	9	(3)	(4)

Net periodic benefit cost (benefit)	$(3)	$(5)	$(5)	$(5)

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2022 and 2021:

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 13,	August 14,	August 13,	August 14,
	2022	2021	2022	2021
Components of net periodic benefit cost (benefit):
Service cost	$5	$7	$2	$2
Interest cost	54	54	3	2
Expected return on plan assets	(82)	(93)	—	—
Amortization of:
Prior service cost	—	—	(7)	(7)
Actuarial loss (gain)	14	21	(8)	(10)

Net periodic benefit cost (benefit)	$(9)	$(11)	$(10)	$(13)

The Company is not required to make any contributions to its company-sponsored pension plans in 2022, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first two quarters of 2022 and 2021.

The Company contributed $175 and $158 to employee 401(k) retirement savings accounts in the first two quarters of 2022 and 2021, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 13, 2022			August 14, 2021
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$724	716	$1.01	$462	746	$0.62
Dilutive effect of stock options		9			9

Net earnings attributable to The Kroger Co. per diluted common share	$724	725	$1.00	$462	755	$0.61

	Two Quarters Ended			Two Quarters Ended
	August 13, 2022			August 14, 2021
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,381	720	$1.92	$601	750	$0.80
Dilutive effect of stock options		10			8

Net earnings attributable to The Kroger Co. per diluted common share	$1,381	730	$1.89	$601	758	$0.79

The Company had combined undistributed and distributed earnings to participating securities totaling $7 and $5 in the second quarters of 2022 and 2021, respectively. For the first two quarters of 2022 and 2021, the Company had combined undistributed and distributed earnings to participating securities of $13 and $6, respectively.

The Company had options outstanding for approximately 2 million shares during each of the second quarters of 2022 and 2021 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 1 million and 8 million shares during the first two quarters of 2022 and 2021, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In the first two quarters of 2022, the Company opened three additional Kroger Delivery customer fulfillment centers in Romulus, Michigan, Dallas, Texas and Pleasant Prairie, Wisconsin, which brings the Company’s total Kroger Delivery customer fulfillment centers to six as of August 13, 2022. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company establishes a finance lease when each facility begins fulfilling orders to customers. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. During the first two quarters of 2022, the Company recorded finance lease assets of $429 and finance lease liabilities of $391 related to the Company’s agreement with Ocado.

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

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2022 and 2021:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 30, 2021	$(54)	$(576)	$(630)
Amounts reclassified out of AOCI(2)	3	2	5
Net current-period OCI	3	2	5
Balance at August 14, 2021	$(51)	$(574)	$(625)

Balance at January 29, 2022	$(47)	$(420)	$(467)
Amounts reclassified out of AOCI(2)	4	(1)	3
Net current-period OCI	4	(1)	3
Balance at August 13, 2022	$(43)	$(421)	$(464)
(1)	All amounts are net of tax.
(2)	Net of tax of $4 for cash flow hedging activities and $2 for pension and postretirement defined benefit plans for the first two quarters of 2021. Net of tax of $1 for cash flow hedging activities for the first two quarters of 2022.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarters and first two quarters of 2022 and 2021:

	Second Quarter Ended		Two Quarters Ended
	August 13,	August 14,	August 13,	August 14,
	2022	2021	2022	2021
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$4	$5	$7
Tax expense	—	(3)	(1)	(4)
Net of tax	2	1	4	3

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	—	2	(1)	4
Tax expense	(1)	(1)	—	(2)
Net of tax	(1)	1	(1)	2
Total reclassifications, net of tax	$1	$2	$3	$5
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

8.	INCOME TAXES

The effective income tax rate was 22.3% for the second quarter of 2022 and 21.1% for the second quarter of 2021. The effective income tax rate was 20.3% for the first two quarters of 2022 and 20.9% for the first two quarters of 2021. The effective income tax rate for the second quarters of 2022 and 2021 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the benefit from share-based payments and the utilization of tax credits. The effective income tax rate for the first two quarters of 2022 and 2021 differed from the federal statutory rate due to the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

9.	SUBSEQUENT EVENT

On September 9, 2022, the Company’s Board of Directors approved a $1,000 share repurchase program. The previous repurchase program was exhausted subsequent to the end of the second quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “confident,” “continue,” “could,” “estimate,” “expect,” “future,” “guidance,” “maintain,” “may,” “strategy,” “target,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the ongoing COVID-19 pandemic (including any variant), natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: COVID-19 pandemic related factors, risks and challenges, including among others, the length of time that the pandemic continues, future variants, mutations or related strains of the virus and the effectiveness of vaccines against variants, continued efficacy of vaccines over time and availability of vaccine boosters, the extent of vaccine refusal, and global access to vaccines, as well as the effect of vaccine and/or testing mandates and related regulations, the potential for additional future spikes in infection and illness rates including breakthrough infections among the fully vaccinated, and the corresponding potential for disruptions in workforce availability and customer shopping patterns, re-imposed restrictions as a result of resurgence and the corresponding future easing of restrictions, and interruptions in domestic and global supply chains or capacity constraints; whether and when the global pandemic will become endemic, the pace of recovery when the pandemic subsides or becomes endemic, which may vary materially over time and among the different regions we serve; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the current inflationary environment and future potential inflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including the war in Ukraine; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

Statements elsewhere in this report and below regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. While we believe that the statements are accurate, uncertainties about the general economy, our labor relations, our ability to execute our plans on a timely basis and other uncertainties described in this report and other reports that we file with the Securities and Exchange Commission could cause actual results to differ materially. We assume no obligation to update the information contained in this report unless required by applicable law.

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger has developed multiple levers within our business model to deliver net earnings growth and consistent and attractive total shareholder return (“TSR”). Our execution of this model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel position in food retail, which is built on Kroger’s unique assets: our stores, digital ecosystem, Our Brands and our data. These unique assets, when combined with our go-to-market strategy, deliver an unmatched value proposition for our customers. We continue to build long-term customer loyalty through Fresh, Our Brands, Data and Personalization and our seamless ecosystem, to drive sustainable sales growth in our retail supermarket business, including fuel and health and wellness. This, in turn, generates the data and traffic that enables our fast-growing, high operating margin alternative profits. We are evolving from a traditional food retailer into a more diverse, food first business that we expect will consistently deliver net earnings growth in the future. This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our supermarket business and is supported by continued strategic investments in our customers, associates, and our seamless ecosystem to ensure we deliver a full, friendly and fresh experience for every customer, every time. Part of our growth plan includes doubling digital sales and doubling our digital passthrough profitability rate by the end of 2023; and

●	Expanding operating margin, through a balanced model where strategic price investments for our customers and investments in our associates and seamless ecosystem are offset by our cost savings program, which has delivered $1 billion in cost savings annually for the past four fiscal years, and sustained growth in our alternative profit streams.

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

We expect our value creation model will result in total shareholder return within our target range of 8% to 11% over time.

EXECUTIVE SUMMARY

We delivered strong second quarter results propelled by our Leading with Fresh and Accelerating with Digital strategy. As a result of our consistent execution of our go-to-market strategy and sustained food-at-home trends, we achieved operating profit growth of 14% and adjusted FIFO operating profit growth of 17% for the second quarter of 2022, compared to the second quarter of 2021. These results were driven by positive identical sales without fuel of 5.8%, disciplined margin management and strong fuel profitability.

Our results demonstrate the resilience and flexibility we have built into our financial model, which has allowed us to effectively manage product cost inflation through strong sourcing practices while helping customers manage their budgets and keeping prices competitive. During the quarter, we continued to invest in wages and the associate experience and in creating zero hunger, zero waste communities, as we believe these components of our strategy are critical to achieving long term sustainable growth. As our customers continue to deal with high inflation, we believe our value proposition is resonating with them — providing fresh, affordable food and personalized offers and rewards that deliver value where and when they appreciate it the most.

Our second quarter results provide another proof point that Kroger has the right go-to-market strategy. Our consistent execution of this strategy is building momentum in our business which, combined with sustained food at home trends, gives us the confidence to raise our full-year guidance for identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share. Our go-to-market strategy is connecting with customers, and we continue to build long-term customer loyalty through Fresh, Our Brands, Data & Personalization and our seamless ecosystem. Our business model has proven to be resilient in a variety of operating and economic environments and we remain confident in our ability to deliver attractive and sustainable total shareholder return within our target range of 8% to 11% over time.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 13,	Percentage	August 14,	August 13,	Percentage	August 14,
	2022	Change	2021	2022	Change	2021
Sales	$34,638	9.3%	$31,682	$79,238	8.6%	$72,980
Sales without fuel	$29,577	5.2%	$28,105	$68,288	4.4%	$65,413
Net earnings attributable to The Kroger Co.	$731	56.5%	$467	$1,394	129.7%	$607
Adjusted net earnings attributable to The Kroger Co.	$661	8.4%	$610	$1,735	13.5%	$1,528
Net earnings attributable to The Kroger Co. per diluted common share	$1.00	63.9%	$0.61	$1.89	139.2%	$0.79
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.90	12.5%	$0.80	$2.36	18.6%	$1.99
Operating profit	$954	13.7%	$839	$2,459	49.6%	$1,644
Adjusted FIFO operating profit	$1,110	17.2%	$947	$2,711	16.8%	$2,322
Dividends paid	$153	12.5%	$136	$307	12.0%	$274
Dividends paid per common share	$0.21	16.7%	$0.18	$0.42	16.7%	$0.36
Identical sales excluding fuel	5.8%	N/A	(0.6)%	4.8%	N/A	(2.6)%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	0.02	N/A	(0.60)	(0.14)	N/A	(0.64)
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	0.36	N/A	(0.76)	(0.10)	N/A	(0.95)
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end	$(87)	N/A	$742	$(87)	N/A	$742
Share repurchases	$309	N/A	$349	$975	N/A	$751

OVERVIEW

Notable items for the second quarter and first two quarters of 2022 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $1.00 for the second quarter and $1.89 for the first two quarters. This represents a 64% increase for the second quarter of 2022 compared to the second quarter of 2021 and a 139% increase for the first two quarters of 2022 compared to the first two quarters of 2021.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.90 for the second quarter and $2.36 for the first two quarters. This represents a 13% increase for the second quarter of 2022 compared to the second quarter of 2021 and a 19% increase for the first two quarters of 2022 compared to the first two quarters of 2021.

●	Achieved operating profit of $954 million for the second quarter and $2.5 billion for the first two quarters. This represents a 14% increase for the second quarter of 2022 compared to the second quarter of 2021 and a 50% increase for the first two quarters of 2022 compared to the first two quarters of 2021.

●	Achieved adjusted FIFO operating profit of $1.1 billion for the second quarter and $2.7 billion for the first two quarters. This represents a 17% increase for both the second quarter and first two quarters of 2022 compared to the same periods in 2021.

●	During the first two quarters of 2022, we generated cash from operations of $2.4 billion.

●	During the first two quarters of 2022, we returned $1.3 billion to shareholders through share repurchases and dividend payments.

Other Financial Results

●	Identical sales, excluding fuel, increased 5.8% for the second quarter and 4.8% for the first two quarters of 2022. These results included identical sales growth in Our Brands categories of 10.2% for the second quarter and 7.9% for the first two quarters of 2022.

●	Digital sales increased 8% for the second quarter and decreased 1% for the first two quarters of 2022. Digital sales returned to positive growth for the second quarter of 2022 led by strength in our Delivery solutions, which grew by 34% for the second quarter and 22% for the first two quarters of 2022. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through Instacart Marketplace (Instacart.com). Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third party courier.

●	We are currently operating in a more volatile inflationary environment and we experienced higher product cost inflation during the second quarter and first two quarters of 2022. Our LIFO charge for the second quarter of 2022 was $148 million, compared to $47 million in the second quarter of 2021. Our LIFO charge for the first two quarters of 2022 was $240 million, compared to $84 million for the first two quarters of 2021. This increase was attributable to higher product cost inflation primarily in grocery.

Significant Events

●	During the first two quarters of 2022, we opened three additional Kroger Delivery customer fulfillment centers powered by Ocado’s automated smart platform — one in Dallas, Texas, one in Pleasant Prairie, Wisconsin and one in Romulus, Michigan — bringing our total count to six.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first two quarters of 2022 include the following, which we define as the “2022 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $18 million, $14 million net of tax, for the revaluation of Home Chef contingent consideration (the “2022 OG&A Adjusted Item”).

●	Losses in other income (expense) of $429 million, $327 million net of tax, for the unrealized loss on investments (the “2022 Other Income (Expense) Adjusted Item”).

Net earnings for the second quarter of 2022 include the following, which we define as the “2022 Second Quarter Adjusted Items”:

●	Charges to OG&A of $10 million, $8 million net of tax, for the revaluation of Home Chef contingent consideration (the “2022 Second Quarter OG&A Adjusted Item”).

●	A gain in other income (expense) of $103 million, $78 million net of tax, for the unrealized gain on investments (the “2022 Second Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first two quarters of 2021 include the following, which we define as the “2021 Adjusted Items”:

●	Charges to OG&A of $449 million, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund; $52 million, $40 million net of tax, for the revaluation of Home Chef contingent consideration and $101 million, $77 million net of tax, for transformation costs (the “2021 OG&A Adjusted Items”).

●	A loss in other income (expense) of $601 million, $460 million net of tax, for the unrealized loss on investments (the “2021 Other Income (Expense) Adjusted Item”).

Net earnings for the second quarter of 2021 include the following, which we define as the “2021 Second Quarter Adjusted Items”:

●	Charges to OG&A of $9 million, $7 million net of tax, for the revaluation of Home Chef contingent consideration and $57 million, $43 million net of tax, for transformation costs (the “2021 Second Quarter OG&A Adjusted Items”).

●	A loss in other income (expense) of $122 million, $93 million net of tax, for the unrealized loss on investments (the “2021 Second Quarter Other Income (Expense) Adjusted Item”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measures and related disclosure.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2022 and 2021 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 13,	August 14,	Percentage	August 13,	August 14,	Percentage
	2022	2021	Change	2022	2021	Change
Net earnings attributable to The Kroger Co.	$731	$467		$1,394	$607

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	—		—	344
Adjustment for (gain) loss on investments(1)(3)	(78)	93		327	460
Adjustment for Home Chef contingent consideration(1)(4)	8	7		14	40
Adjustment for transformation costs(1)(5)	—	43		—	77
2022 and 2021 Adjusted Items	(70)	143		341	921

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$661	$610	8.4%	$1,735	$1,528	13.5%

Net earnings attributable to The Kroger Co. per diluted common share	$1.00	$0.61		$1.89	$0.79

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(6)	—	—		—	0.45
Adjustment for (gain) loss on investments(6)	(0.11)	0.12		0.45	0.60
Adjustment for Home Chef contingent consideration(6)	0.01	0.01		0.02	0.05
Adjustment for transformation costs(6)	—	0.06		—	0.10
2022 and 2021 Adjusted Items	(0.10)	0.19		0.47	1.20

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.90	$0.80	12.5%	$2.36	$1.99	18.6%

Average number of common shares used in diluted calculation	725	755		730	758
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $449.
(3)	The pre-tax adjustment for (gain) loss on investments was ($103) and $122 in the second quarters of 2022 and 2021, respectively. The pre-tax adjustment was $429 and $601 in the first two quarters of 2022 and 2021, respectively.
(4)	The pre-tax adjustment for Home Chef contingent consideration was $10 and $9 in the second quarters of 2022 and 2021, respectively. The pre-tax adjustment was $18 and $52 in the first two quarters of 2022 and 2021, respectively.
(5)	The pre-tax adjustment for transformation costs was $57 in the second quarter of 2021 and $101 in the first two quarters of 2021. Transformation costs primarily include costs related to business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(6)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 13,	Percentage	August 14,	Percentage	August 13,	Percentage	August 14,	Percentage
	2022	Change(1)	2021	Change(2)	2022	Change(3)	2021	Change(4)
Total sales to retail customers without fuel(5)	$29,353	5.3%	$27,883	(0.5)%	$67,803	4.5%	$64,905	(2.6)%
Supermarket fuel sales	5,061	41.5%	3,577	56.8%	10,950	44.7%	7,567	52.2%
Other sales(6)	224	0.9%	222	27.6%	485	(4.5)%	508	22.7%

Total sales	$34,638	9.3%	$31,682	3.9%	$79,238	8.6%	$72,980	1.3%
(1)	This column represents the percentage change in the second quarter of 2022, compared to the second quarter of 2021.
(2)	This column represents the percentage change in the second quarter of 2021, compared to the second quarter of 2020.
(3)	This column represents the percentage change in the first two quarters of 2022, compared to the first two quarters of 2021.
(4)	This column represents the percentage change in the first two quarters of 2021, compared to the first two quarters of 2020.
(5)	Digital sales are included in the “total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through Instacart Marketplace (Instacart.com). Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third party courier. Digital sales increased approximately 8% in the second quarter of 2022 and decreased approximately 13% in the second quarter of 2021. Digital sales decreased approximately 1% in the first two quarters of 2022 and increased approximately 3% in the first two quarters of 2021. Digital sales returned to positive growth for the second quarter of 2022 led by strength in our Delivery solutions, which grew by 34% for the second quarter and 22% for the first two quarters of 2022. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services and third party media revenue. The increase in the second quarter of 2022, compared to the second quarter of 2021, is primarily due to an increase in data analytic services and third-party media revenue, partially offset by decreased external sales at food production plants due to the closing of a plant. The decrease in the first two quarters of 2022, compared to the first two quarters of 2021, is primarily due to decreased external sales at food production plants due to the closing of a plant, partially offset by an increase in data analytic services and third-party media revenue.

Total sales increased in the second quarter of 2022, compared to the second quarter of 2021, by 9.3%. The increase was primarily due to increases in supermarket fuel sales and total sales to retail customers without fuel. Total sales, excluding fuel, increased 5.2% in the second quarter of 2022, compared to the second quarter of 2021, which was primarily due to our identical sales increase, excluding fuel, of 5.8%, partially offset by discontinued patient therapies at Kroger Specialty Pharmacy. Identical sales, excluding fuel, for the second quarter of 2022, compared to the second quarter of 2021, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket. Total supermarket fuel sales increased 41.5% in the second quarter of 2022, compared to the second quarter of 2021, primarily due to an increase in the average retail fuel price of 47.6%, partially offset by a decrease in fuel gallons sold of 4.1%, which was less than the average market decline. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

Total sales increased in the first two quarters of 2022, compared to the first two quarters of 2021, by 8.6%. The increase was primarily due to increases in supermarket fuel sales and total sales to retail customers without fuel. Total sales, excluding fuel, increased 4.4% in the first two quarters of 2022, compared to the first two quarters of 2021, which was primarily due to our identical sales increase, excluding fuel, of 4.8%, partially offset by discontinued patient therapies at Kroger Specialty Pharmacy. Identical sales, excluding fuel, for the first two quarters of 2022, compared to the first two quarters of 2021, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket. Total supermarket fuel sales increased 44.7% in the first two quarters of 2022, compared to the first two quarters of 2021, primarily due to an increase in the average retail fuel price of 44.9%. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. We define Kroger Delivery identical sales powered by Ocado based on geography. We include Kroger Delivery sales powered by Ocado as identical if the delivery occurs in an existing Kroger supermarket geography. If the Kroger Delivery sales powered by Ocado occur in a new geography, these sales are included as identical when deliveries have occurred to the new geography for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2022.

Identical Sales

($ in millions)

	Second Quarter Ended
	August 13,	Percentage	August 14,	Percentage
	2022	Change(1)	2021	Change(2)
Excluding Fuel	$29,192	5.8%	$27,604	(0.6)%
(1)	This column represents the percentage change in identical sales in the second quarter of 2022, compared to the second quarter of 2021.
(2)	This column represents the percentage change in identical sales in the second quarter of 2021, compared to the second quarter of 2020.

	Two Quarters Ended
	August 13,	Percentage	August 14,	Percentage
	2022	Change(1)	2021	Change(2)
Excluding fuel centers	$67,340	4.8%	$64,248	(2.6)%
(1)	This column represents the percentage change in identical sales in the first two quarters of 2022, compared to the first two quarters of 2021.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2021, compared to the first two quarters of 2020.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 20.92% for the second quarter of 2022, compared to 21.36% for the second quarter of 2021. The decrease in rate in the second quarter of 2022, compared to the second quarter of 2021, resulted primarily from increased fuel sales, which have a lower gross margin rate and a higher LIFO charge, partially offset by our ability to effectively manage product cost inflation through strong sourcing practices while helping customers manage their budgets and keeping prices competitive.

Our gross margin rate, as a percentage of sales, was 21.32% for the first two quarters of 2022, compared to 22.09% for the first two quarters of 2021. The decrease in rate in the first two quarters of 2022, compared to the first two quarters of 2021, resulted primarily from increased fuel sales, which have a lower gross margin rate, a higher LIFO charge and increased transportation costs, as a percentage of sales, partially offset by our ability to effectively manage product cost inflation through strong sourcing practices while helping customers manage their budgets and keeping prices competitive and the cycling of a write down related to a donation of personal protective equipment inventory from the prior year.

Our LIFO charge was $148 million in the second quarter of 2022, compared to $47 million in the second quarter of 2021. Our LIFO charge was $240 million in the first two quarters of 2022, compared to $84 million in the first two quarters of 2021. The increase in our LIFO charge reflects our expected annualized product cost inflation for 2022, compared to 2021, which was attributable to higher inflation primarily in grocery.

Our FIFO gross margin rate, which excludes the LIFO charge, was 21.35% in the second quarter of 2022, compared to 21.51% in the second quarter of 2021. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 2 basis points in the second quarter of 2022, compared to the second quarter of 2021. This increase resulted primarily from our ability to effectively manage product cost inflation through strong sourcing practices while helping customers manage their budgets and keeping prices competitive.

Our FIFO gross margin rate, which excludes the LIFO charge, was 21.62% in the first two quarters of 2022, compared to 22.20% in the first two quarters of 2021. Excluding the effect of fuel, our FIFO gross margin rate decreased 14 basis points in the first two quarters of 2022, compared to the first two quarters of 2021. This decrease resulted primarily from increased transportation costs, as a percentage of sales, partially offset by our ability to effectively manage product cost inflation through strong sourcing practices while helping customers manage their budgets and keeping prices competitive and the cycling of a write down related to a donation of personal protective equipment inventory from the prior year.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 15.64% in the second quarter of 2022 and 16.07% in the second quarter of 2021. The decrease in the second quarter of 2022, compared to the second quarter of 2021, resulted primarily from the effect of sales leverage across fuel and supermarkets, which decreases our OG&A rate, as a percentage of sales, the 2021 Second Quarter OG&A Adjusted Items and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates, increased incentive plan costs, strategic investments in various margin expansion initiatives that will drive future growth and the 2022 Second Quarter OG&A Adjusted Item.

OG&A expenses, as a percentage of sales, were 15.67% in the first two quarters of 2022 and 17.15% in the first two quarters of 2021. The decrease in the first two quarters of 2022, compared to the first two quarters of 2021, resulted primarily from the effect of sales leverage across fuel and supermarkets, which decreases our OG&A rate, as a percentage of sales, lower contributions to multi-employer pension plans, the 2021 OG&A Adjusted Items and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates, strategic investments in various margin expansion initiatives that will drive future growth and the 2022 OG&A Adjusted Item.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2022 Second Quarter OG&A Adjusted Item and the 2021 Second Quarter OG&A Adjusted Items, our OG&A rate increased 36 basis points in the second quarter of 2022, compared to the second quarter of 2021. This increase resulted primarily from investments in our associates, increased incentive plan costs and strategic investments in various margin expansion initiatives that will drive future growth, partially offset by the effect of supermarket sales leverage, which decreases our OG&A rate, as a percentage of sales, and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

Excluding the effect of fuel, the 2022 OG&A Adjusted Item and the 2021 OG&A Adjusted Items, our OG&A rate decreased 10 basis points in the first two quarters of 2022, compared to the first two quarters of 2021. This decrease resulted primarily from the effect of supermarket sales leverage, which decreases our OG&A rate, as a percentage of sales, lower contributions to multi-employer pension plans and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates and strategic investments in various margin expansion initiatives that will drive future growth.

Rent Expense

Rent expense decreased, as a percentage of sales, for the second quarter of 2022, compared to the second quarter of 2021, primarily due to sales leverage. Rent expense decreased in total and as a percentage of sales for the first two quarters of 2022, compared to the first two quarters of 2021. This decrease was primarily due to sales leverage and the completion of a property transaction during the first quarter of 2021 related to 28 previously leased properties that we are now accounting for as owned locations and therefore recognizing depreciation and amortization expense over their useful life.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased, as a percentage of sales, in the second quarter and first two quarters of 2022, compared to the same periods in 2021, primarily due to sales leverage.

Operating Profit and FIFO Operating Profit

Operating profit was $954 million, or 2.8% of sales, for the second quarter of 2022, compared to $839 million, or 2.7% of sales, for the second quarter of 2021. Operating profit, as a percentage of sales, increased 11 basis points in the second quarter of 2022, compared to the second quarter of 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by an increased LIFO charge and a lower FIFO gross margin rate. Fuel earnings also contributed to our operating profit growth for the second quarter of 2022, compared to the second quarter of 2021.

Operating profit was $2.5 billion, or 3.1% of sales, for the first two quarters of 2022, compared to $1.6 billion, or 2.3% of sales, for the first two quarters of 2021. Operating profit, as a percentage of sales, increased 85 basis points in the first two quarters of 2022, compared to the first two quarters of 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by an increased LIFO charge and a lower FIFO gross margin rate. Fuel earnings also contributed to our operating profit growth for the first two quarters of 2022, compared to the first two quarters of 2021.

FIFO operating profit was $1.1 billion, or 3.2% of sales, for the second quarter of 2022, compared to $886 million, or 2.8% of sales, for the second quarter of 2021. FIFO operating profit, as a percentage of sales, excluding the 2022 and 2021 Second Quarter Adjusted Items, increased 21 basis points in the second quarter of 2022, compared to the second quarter of 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by a lower FIFO gross margin rate. Fuel earnings also contributed to our FIFO operating profit growth for the second quarter of 2022, compared to the second quarter of 2021.

FIFO operating profit was $2.7 billion, or 3.4% of sales, for the first two quarters of 2022, compared to $1.7 billion, or 2.4% of sales, for the first two quarters of 2021. FIFO operating profit, as a percentage of sales, excluding the 2022 and 2021 Adjusted Items, increased 24 basis points in the first two quarters of 2022, compared to the first two quarters of 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by a lower FIFO gross margin rate. Fuel earnings also contributed to our FIFO operating profit growth for the first two quarters of 2022, compared to the first two quarters of 2021.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2022 and 2021 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	Second Quarter Ended		Two Quarters Ended
	August 13,	August 14,	August 13,	August 14,
	2022	2021	2022	2021
Operating profit	$954	$839	$2,459	$1,644
LIFO charge	148	47	240	84

FIFO Operating profit	1,102	886	2,699	1,728

Adjustment for pension plan withdrawal liabilities	—	—	—	449
Adjustment for Home Chef contingent consideration	10	9	18	52
Adjustment for transformation costs(1)	—	57	—	101
Other	(2)	(5)	(6)	(8)

2022 and 2021 Adjusted items	8	61	12	594

Adjusted FIFO operating profit excluding the adjusted items above	$1,110	$947	$2,711	$2,322
(1)	Transformation costs primarily include costs related to business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.

Income Taxes

The effective income tax rate was 22.3% for the second quarter of 2022 and 21.1% for the second quarter of 2021. The effective income tax rate was 20.3% for the first two quarters of 2022 and 20.9% for the first two quarters of 2021. The effective income tax rate for the second quarter of 2022 and 2021 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the benefit from share-based payments and the utilization of tax credits. The effective income tax rate for the first two quarters of 2022 and 2021 differed from the federal statutory rate due to the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $1.00 per diluted share for the second quarter of 2022 represented an increase of 64% compared to net earnings of $0.61 per diluted share for the second quarter of 2021. Adjusted net earnings of $0.90 per diluted share for the second quarter of 2022 represented an increase of 13% compared to adjusted net earnings of $0.80 per diluted share for the second quarter of 2021. The increase in adjusted net earnings per diluted share resulted primarily from increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by decreased FIFO operating profit, excluding fuel, which was due to increased OG&A from a catch up in year-to-date incentive plan accruals and reinvestment of higher fuel profit in various margin expansion initiatives that will drive future growth, a higher LIFO charge and higher income tax expense.

Net earnings of $1.89 per diluted share for the first two quarters of 2022 represented an increase of 139% compared to net earnings of $0.79 per diluted share for the first two quarters of 2021. Adjusted net earnings of $2.36 per diluted share for the first two quarters of 2022 represented an increase of 19% compared to adjusted net earnings of $1.99 per diluted share for the first two quarters of 2021. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher LIFO charge and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net (decrease) increase in cash and temporary cash investments for the first two quarters of 2022 and 2021:

	Two Quarters Ended
	August 13,	August 14,
	2022	2021
Net cash provided by (used in)
Operating activities	$2,427	$3,123
Investing activities	(1,388)	(1,284)
Financing activities	(1,758)	(1,301)
Net (decrease) increase in cash and temporary cash investments	$(719)	$538

Net cash provided by operating activities

We generated $2.4 billion of cash from operations in the first two quarters of 2022 compared to $3.1 billion in the first two quarters of 2021. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $4.1 billion of operating cash flow in the first two quarters of 2022 compared to $3.3 billion in the first two quarters of 2021. Cash used by operating activities for changes in operating assets and liabilities, including working capital, was $1.6 billion in the first two quarters of 2022 compared to $168 million in the first two quarters of 2021. The increase in cash used by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	An increase in FIFO inventory at the end of the second quarter of 2022, compared to the second quarter of 2021, primarily due to rising costs resulting from continued inflationary cost pressures and a reduction of supply chain constraints;

●	A decrease in prepaid and other current assets at the end of the second quarter of 2021, compared to fiscal year end 2020, primarily due to the transfer of prepaid escrow funds in the first quarter of 2021 to fulfil obligations related to the restructuring of multi-employer pension plans; and

●	A decrease in long-term liabilities at the end of the second quarter of 2022, compared to fiscal year end 2021, primarily due to contractual payments in the second quarter of 2022 related to prior restructured multi-employer pension plans;

●	Partially offset by an increase in trade accounts payable at the end of the second quarter of 2022, compared to the second quarter of 2021, primarily due to increased inventory purchases.

Net cash used by investing activities

Investing activities used cash of $1.4 billion in the first two quarters of 2022 compared to $1.3 billion in the first two quarters of 2021. The amount of cash used by investing activities increased in the first two quarters of 2022, compared to the first two quarters of 2021, primarily due to increased payments for property and equipment.

Net cash used by financing activities

We used $1.8 billion of cash for financing activities in the first two quarters of 2022 compared to $1.3 billion in the first two quarters of 2021. The amount of cash used for financing activities increased in the first two quarters of 2022 compared to the first two quarters of 2021, primarily due to the following:

●	Increased payments on long-term debt including obligations under finance leases;

●	Increased treasury stock purchases; and

●	Decreased proceeds from a financing arrangement.

Capital Investments

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $523 million for the second quarter of 2022 compared to $564 million for the second quarter of 2021. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.5 billion for the first two quarters of 2022 compared to $1.2 billion for the first two quarters of 2021. During the rolling four quarter period ended with the second quarter of 2022, we opened, expanded, relocated or acquired 8 supermarkets and also completed 74 major within-the-wall remodels. We define a major remodel as a project that exceeds a cost of $20 per square foot. Total supermarket square footage at the end of the second quarter of 2022 remained consistent with the end of the second quarter of 2021. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2022 increased 0.2% over the end of the second quarter of 2021.

Debt Management

As of August 13, 2022, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of August 13, 2022, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of August 13, 2022.

Our bank credit facility and the indentures underlying our publicly issued debt contain a financial covenant. As of August 13, 2022, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $87 million as of August 13, 2022, compared to our fiscal year end 2021 debt of $13.4 billion. This decrease resulted primarily from the payment of $400 million of senior notes bearing an interest rate of 2.80%, partially offset by a net increase in obligations under finance leases of $333 million primarily related to our three additional Kroger Delivery customer fulfillment center openings during the first two quarters of 2022.

Common Share Repurchase Programs

During the second quarter of 2022, we invested $309 million to repurchase 6.2 million Kroger common shares at an average price of $50.04 per share. For the first two quarters of 2022, we invested $975 million to repurchase 19.0 million Kroger common shares at an average price of $51.39 per share. The shares repurchased in the first two quarters of 2022 were reacquired under the following share repurchase programs:

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

As of August 13, 2022, there was $1 million remaining under the December 2021 Repurchase Program. The December 2021 Repurchase Program was exhausted subsequent to the end of the second quarter of 2022. On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”).

Liquidity Needs

We held cash and temporary cash investments of $1.1 billion, as of August 13, 2022, which reflects our elevated operating performance and significant improvements in working capital over the last two years. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend and share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of August 13, 2022, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, payments deferred under the CARES Act and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfilment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in the first two quarters of 2022, see Note 2 to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 13, 2022, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended August 13, 2022. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended August 13, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
May 22, 2022 to June 18, 2022	3,903,166	$51.09	3,903,086	$102
Second four weeks
June 19, 2022 to July 16, 2022	3,092,495	$48.10	2,168,963	$1
Third four weeks
July 17, 2022 to August 13, 2022	98,937	$47.03	98,937	$1
Total	7,094,598	$49.73	6,170,986	$1
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2022 contained three 28-day periods.

(2)	Includes (i) shares repurchased under the December 2021 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 923,612 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the December 2021 Repurchase Program and the 1999 Repurchase Program.

(4)	On December 30, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2021 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the December 2021 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The December 2021 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. The December 2021 Repurchase Program was exhausted subsequent to the end of the second quarter of 2022. On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The September 2022 Repurchase Program does not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Item 6. Exhibits.

EXHIBIT 3.1	-

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

EXHIBIT 10.1		The Kroger Co. 2019 Amended and Restated Long-Term Incentive Plan which is hereby incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed with the SEC on July 6, 2022.

EXHIBIT 31.1*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1*	-	Section 1350 Certifications.

EXHIBIT 101.INS*	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 16, 2022	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 16, 2022	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer