Form 10-Q
period 2022-11-05
KROGER CO
filed 2022-12-09
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 5, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 715,821,875 shares of Common Stock ($1 par value) outstanding as of December 6, 2022.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 5,	November 6,	November 5,	November 6,
(In millions, except per share amounts)	2022	2021	2022	2021
Sales	$34,198	$31,860	$113,436	$104,840

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,890	24,959	89,234	81,820
Operating, general and administrative	5,587	5,177	18,001	17,692
Rent	195	197	642	648
Depreciation and amortization	685	659	2,259	2,168

Operating profit	841	868	3,300	2,512

Other income (expense)
Interest expense	(119)	(135)	(422)	(438)
Non-service component of company-sponsored pension plan costs	11	(77)	38	(44)
Loss on investments	(207)	(94)	(637)	(694)

Net earnings before income tax expense	526	562	2,279	1,336

Income tax expense	126	77	481	239

Net earnings including noncontrolling interests	400	485	1,798	1,097
Net income attributable to noncontrolling interests	2	2	5	7

Net earnings attributable to The Kroger Co.	$398	$483	$1,793	$1,090

Net earnings attributable to The Kroger Co. per basic common share	$0.55	$0.64	$2.47	$1.44

Average number of common shares used in basic calculation	716	742	719	747

Net earnings attributable to The Kroger Co. per diluted common share	$0.55	$0.64	$2.44	$1.43

Average number of common shares used in diluted calculation	724	752	728	757

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 5,	November 6,	November 5,	November 6,
(In millions)	2022	2021	2022	2021
Net earnings including noncontrolling interests	$400	$485	$1,798	$1,097

Other comprehensive income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	13	132	12	134
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	37	—	37	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	2	2	6	5

Total other comprehensive income	52	134	55	139

Comprehensive income	452	619	1,853	1,236
Comprehensive income attributable to noncontrolling interests	2	2	5	7
Comprehensive income attributable to The Kroger Co.	$450	$617	$1,848	$1,229
(1)	Amount is net of tax of $37 for the third quarter of 2021. Amount is net of tax of $39 for the first three quarters of 2021.
(2)	Amount is net of tax of $11 for the third quarter and the first three quarters of 2022.
(3)	Amount is net of tax of $1 for the first three quarters of 2022 and $4 for the first three quarters of 2021.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 5,	January 29,
(In millions, except par amounts)	2022	2022
ASSETS
Current assets
Cash and temporary cash investments	$916	$1,821
Store deposits in-transit	1,209	1,082
Receivables	2,019	1,828
FIFO inventory	10,628	8,353
LIFO reserve	(1,962)	(1,570)
Prepaid and other current assets	593	660
Total current assets	13,403	12,174

Property, plant and equipment, net	24,080	23,789
Operating lease assets	6,705	6,695
Intangibles, net	906	942
Goodwill	3,076	3,076
Other assets	1,817	2,410

Total Assets	$49,987	$49,086

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$788	$555
Current portion of operating lease liabilities	654	650
Trade accounts payable	8,219	7,117
Accrued salaries and wages	1,463	1,736
Other current liabilities	6,614	6,265
Total current liabilities	17,738	16,323

Long-term debt including obligations under finance leases	12,442	12,809
Noncurrent operating lease liabilities	6,370	6,426
Deferred income taxes	1,481	1,562
Pension and postretirement benefit obligations	407	478
Other long-term liabilities	1,620	2,059

Total Liabilities	40,058	39,657

Commitments and contingencies see Note 7

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2022 and 2021	1,918	1,918
Additional paid-in capital	3,758	3,657
Accumulated other comprehensive loss	(412)	(467)
Accumulated earnings	25,338	24,066
Common shares in treasury, at cost, 1,202 shares in 2022 and 1,191 shares in 2021	(20,647)	(19,722)

Total Shareowners’ Equity - The Kroger Co.	9,955	9,452
Noncontrolling interests	(26)	(23)

Total Equity	9,929	9,429

Total Liabilities and Equity	$49,987	$49,086

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Quarters Ended
	November 5,	November 6,
(In millions)	2022	2021
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,798	$1,097
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,259	2,168
Operating lease asset amortization	471	468
LIFO charge	392	177
Share-based employee compensation	145	159
Company-sponsored pension plans	(28)	56
Deferred income taxes	(93)	34
Gain on the sale of assets	(36)	(34)
Loss on investments	637	694
Other	82	106
Changes in operating assets and liabilities:
Store deposits in-transit	(127)	(44)
Receivables	(130)	(80)
Inventories	(2,267)	(673)
Prepaid and other current assets	99	371
Trade accounts payable	1,102	1,200
Accrued expenses	146	(40)
Income taxes receivable and payable	(69)	(54)
Operating lease liabilities	(533)	(532)
Other	(510)	(282)

Net cash provided by operating activities	3,338	4,791

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,261)	(2,008)
Proceeds from sale of assets	71	139
Other	(2)	(90)

Net cash used by investing activities	(2,192)	(1,959)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	43
Payments on long-term debt including obligations under finance leases	(526)	(915)
Dividends paid	(494)	(433)
Financing fees paid	(62)	(5)
Proceeds from issuance of capital stock	127	118
Treasury stock purchases	(985)	(1,049)
Proceeds from financing arrangement	—	166
Other	(111)	(156)

Net cash used by financing activities	(2,051)	(2,231)

Net (decrease) increase in cash and temporary cash investments	(905)	601

Cash and temporary cash investments:
Beginning of year	1,821	1,687
End of period	$916	$2,288

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,261)	$(2,008)
Payments for lease buyouts	10	—
Changes in construction-in-progress payables	59	(144)
Total capital investments, excluding lease buyouts	$(2,192)	$(2,152)

Disclosure of cash flow information:
Cash paid during the year for interest	$456	$493
Cash paid during the year for income taxes	$649	$364

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total
Balances at January 29, 2022	1,918	$1,918	$3,657	1,191	$(19,722)	$(467)	$24,066	$(23)	$9,429
Issuance of common stock:
Stock options exercised	—	—	—	(4)	113	—	—	—	113
Restricted stock issued	—	—	(77)	(2)	12	—	—	—	(65)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	10	(520)	—	—	—	(520)
Stock options exchanged	—	—	—	3	(145)	—	—	—	(145)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of income tax of $-	—	—	—	—	—	2	—	—	2
Other	—	—	77	—	(77)	—	—	3	3
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(147)	—	(147)
Net earnings including noncontrolling interests	—	—	—	—	—	—	664	2	666

Balances at May 21, 2022	1,918	$1,918	$3,714	1,198	$(20,339)	$(465)	$24,583	$(18)	$9,393
Issuance of common stock:
Stock options exercised	—	—	—	—	6	—	—	—	6
Restricted stock issued	—	—	(89)	(2)	47	—	—	—	(42)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	6	(300)	—	—	—	(300)
Stock options exchanged	—	—	—	—	(10)	—	—	—	(10)
Share-based employee compensation	—	—	46	—	—	—	—	—	46
Other comprehensive income net of income tax of $1	—	—	—	—	—	1	—	—	1
Other	—	—	45	—	(45)	—	—	(1)	(1)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(186)	—	(186)
Net earnings including noncontrolling interests	—	—	—	—	—	—	731	1	732

Balances at August 13, 2022	1,918	$1,918	$3,716	1,202	$(20,641)	$(464)	$25,128	$(18)	$9,639
Issuance of common stock:
Stock options exercised	—	—	—	—	8	—	—	—	8
Restricted stock issued	—	—	(4)	—	—	—	—	—	(4)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	—	(1)	—	—	—	(1)
Stock options exchanged	—	—	—	—	(9)	—	—	—	(9)
Share-based employee compensation	—	—	42	—	—	—	—	—	42
Other comprehensive income net of income tax of $11	—	—	—	—	—	52	—	—	52
Other	—	—	4	—	(4)	—	—	(10)	(10)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(188)	—	(188)
Net earnings including noncontrolling interests	—	—	—	—	—	—	398	2	400

Balances at November 5, 2022	1,918	$1,918	$3,758	1,202	$(20,647)	$(412)	$25,338	$(26)	$9,929

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the third quarters and three quarters ended November 5, 2022 and November 6, 2021 includes the results of operations of the Company for the 12 and 40 week periods then ended.

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

The equity investment in Ocado is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $332 and $987 as of November 5, 2022 and January 29, 2022, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for this Ocado investment of approximately $655 and $694 for the first three quarters of 2022 and 2021, respectively, is included in “Loss on investments” in the Company’s Consolidated Statements of Operations. An unrealized loss of $225 and $94 for this Level 1 investment was recorded for the third quarters of 2022 and 2021, respectively, and is included in “Loss on investments” in the Company’s Consolidated Statements of Operations.

The Company's forward-starting interest rate swaps are considered a Level 2 instrument. The Company values interest rate hedges using observable forward yield curves. These forward yield curves are classified as Level 2 inputs. As of November 5, 2022, the fair value of the interest rate swaps was recorded in other assets and other long-term liabilities for $67 and $1, respectively, and accumulated other comprehensive income for $37 net of tax.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	November 5,	January 29,
	2022	2022
1.70% to 8.00% Senior Notes due through 2049	$10,213	$10,607
Other	1,101	1,138

Total debt, excluding obligations under finance leases	11,314	11,745
Less current portion	(650)	(451)

Total long-term debt, excluding obligations under finance leases	$10,664	$11,294

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 5, 2022 and January 29, 2022. At November 5, 2022, the fair value of total debt was $9,805 compared to a carrying value of $11,314. At January 29, 2022, the fair value of total debt was $13,189 compared to a carrying value of $11,745.

In the first three quarters of 2022, the Company repaid $400 of senior notes bearing an interest rate of 2.80% using cash on hand.

In the third quarter of 2021, the Company repaid $500 of senior notes bearing an interest rate of 2.95% using cash on hand. Additionally, in the first three quarters of 2021, the Company repaid $300 of senior notes bearing an interest rate of 2.60% using cash on hand.

In the third quarter of 2022, the Company entered into five forward-starting interest rate swap agreements with a maturity date of August 2027 with an aggregate notional amount totaling $5,350. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt. A notional amount of $2,350 of these forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP. Accordingly, the changes in fair value of these forward-starting interest rate swaps are recorded to other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. As of November 5, 2022, the fair value of these interest rate swaps was recorded in other assets for $48 and accumulated other comprehensive income for $37 net of tax. The remainder of the notional amount of $3,000 of the forward-starting interest swaps were not designated as cash-flow hedges. Accordingly, the changes in the fair value of the forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings. As of November 5, 2022, the fair value of these swaps was recorded in other assets and other long-term liabilities for $19 and $1, respectively. During the third quarter and the first three quarters of 2022, the Company recognized an unrealized gain of $18 that is included in “Loss on investments” in the Company’s Consolidated Statements of Operations.

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

For additional information about the Company’s unsecured bridge loan facility and term loan credit agreement, see Note 10 to the Consolidated Financial Statements.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the third quarters of 2022 and 2021:

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 5,	November 6,	November 5,	November 6,
	2022	2021	2022	2021
Components of net periodic benefit cost (benefit):
Service cost	$2	$2	$1	$1
Interest cost	23	24	1	1
Expected return on plan assets	(35)	(36)	—	—
Amortization of:
Prior service cost	—	—	(3)	(3)
Actuarial loss (gain)	6	8	(3)	(4)
Settlement loss recognized	—	87	—	—

Net periodic benefit cost (benefit)	$(4)	$85	$(4)	$(5)

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the first three quarters of 2022 and 2021:

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 5,	November 6,	November 5,	November 6,
	2022	2021	2022	2021
Components of net periodic benefit cost (benefit):
Service cost	$7	$9	$3	$3
Interest cost	77	78	4	3
Expected return on plan assets	(118)	(129)	—	—
Amortization of:
Prior service cost	—	—	(10)	(10)
Actuarial loss (gain)	20	29	(11)	(14)
Settlement loss recognized	—	87	—	—

Net periodic benefit cost (benefit)	$(14)	$74	$(14)	$(18)

The Company is not required to make any contributions to its company-sponsored pension plans in 2022, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first three quarters of 2022 or 2021.

The Company contributed $244 and $221 to employee 401(k) retirement savings accounts in the first three quarters of 2022 and 2021, respectively.

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

	Third Quarter Ended			Third Quarter Ended
	November 5, 2022			November 6, 2021
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$395	716	$0.55	$478	742	$0.64
Dilutive effect of stock options		8			10

Net earnings attributable to The Kroger Co. per diluted common share	$395	724	$0.55	$478	752	$0.64

	Three Quarters Ended			Three Quarters Ended
	November 5, 2022			November 6, 2021
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,777	719	$2.47	$1,079	747	$1.44
Dilutive effect of stock options		9			10

Net earnings attributable to The Kroger Co. per diluted common share	$1,777	728	$2.44	$1,079	757	$1.43

The Company had combined undistributed and distributed earnings to participating securities totaling $3 and $5 in the third quarters of 2022 and 2021, respectively. For the first three quarters of 2022 and 2021, the Company had combined undistributed and distributed earnings to participating securities of $16 and $11, respectively.

The Company had options outstanding for approximately 2 million shares and 1 million shares during the third quarters of 2022 and 2021, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 2 million and 3 million shares during each of the first three quarters of 2022 and 2021, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In the first three quarters of 2022, the Company opened three additional Kroger Delivery customer fulfillment centers in Romulus, Michigan, Dallas, Texas and Pleasant Prairie, Wisconsin, which brings the Company’s total Kroger Delivery customer fulfillment centers to six as of November 5, 2022. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company establishes a finance lease when each facility begins fulfilling orders to customers. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. During the first three quarters of 2022, the Company recorded finance lease assets of $429 and finance lease liabilities of $391 related to the Company’s agreement with Ocado.

6.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

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

The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to create a public nuisance through the distribution and dispensing of opioids. At present, the Company is named in a significant number of lawsuits pending in various state courts as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation (“MDL”) pursuant to 28 U.S.C. §1407 in a case entitled In re National Prescription Opiate Litigation. Most of these cases have been stayed, but Kroger entities have been named in five cases that are proceeding on a staggered discovery schedule. Once discovery is completed, those cases will be remanded to the originating federal court for trial. The Company is vigorously defending these matters and believes that these cases are without merit. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

In the third quarter of 2022, the Company recorded a charge of $85 relating to a settlement of opioid litigation claims with the State of New Mexico. The agreed upon settlement framework allocates $85 among various constituents related to the state of New Mexico. This settlement agreement is expected to resolve all opioid lawsuits and claims by the state of New Mexico against the Company. Kroger continues to vigorously defend against other claims and lawsuits relating to opioids.

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

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2022 and 2021:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 30, 2021	$(54)	$(576)	$(630)
OCI before reclassifications(2)	—	131	131
Amounts reclassified out of AOCI(3)	5	3	8
Net current-period OCI	5	134	139
Balance at November 6, 2021	$(49)	$(442)	$(491)

Balance at January 29, 2022	$(47)	$(420)	$(467)
OCI before reclassifications(2)	37	13	50
Amounts reclassified out of AOCI(3)	6	(1)	5
Net current-period OCI	43	12	55
Balance at November 5, 2022	$(4)	$(408)	$(412)
(1)	All amounts are net of tax.
(2)	Net of tax of $37 for pension and postretirement defined benefit plans for the first three quarters of 2021. Net of tax of $11 for cash flow hedging activities for the first three quarters of 2022.
(3)	Net of tax of $4 for cash flow hedging activities and $2 for pension and postretirement defined benefit plans for the first three quarters of 2021. Net of tax of $1 for cash flow hedging activities for the first three quarters of 2022.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarters and first three quarters of 2022 and 2021:

	Third Quarter Ended		Three Quarters Ended
	November 5,	November 6,	November 5,	November 6,
	2022	2021	2022	2021
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$7	$9
Tax expense	—	—	(1)	(4)
Net of tax	2	2	6	5

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	—	1	(1)	5
Tax expense	—	—	—	(2)
Net of tax	—	1	(1)	3
Total reclassifications, net of tax	$2	$3	$5	$8
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

9.	INCOME TAXES

The effective income tax rate was 24.0% for the third quarter of 2022 and 13.8% for the third quarter of 2021. The effective income tax rate was 21.1% for the first three quarters of 2022 and 17.9% for the first three quarters of 2021. The effective income tax rate for the third quarter of 2022 differed from the federal statutory rate due to the effect of state income taxes and certain non-deductible expenses, partially offset by the utilization of tax credits. The effective income tax rate for the first three quarters of 2022 differed from the federal statutory rate due to the effect of state income taxes and certain non-deductible expenses, partially offset by the benefit from share-based payments and the utilization of tax credits. The effective income tax rate for the third quarter of 2021 and first three quarters of 2021 differed from the federal statutory rate due to a nonrecurring benefit of $47, which was primarily from the favorable outcome of income tax audit examinations covering multiple years, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

10.	PROPOSED MERGER WITH ALBERTSONS COMPANIES, INC.

As previously disclosed, on October 13, 2022, the Company entered into a merger agreement with Albertsons Companies, Inc. (“Albertsons”) pursuant to which all of the outstanding shares of Albertsons common and preferred stock (on an as converted basis) automatically will be converted into the right to receive $34.10 per share, subject to certain reductions described below. This price implies a total enterprise value of approximately $24,600, including the assumption of approximately $4,700 of Albertsons net debt.

In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, the Company and Albertsons expect to make store divestitures. Subject to the outcome of the divestiture process and as described in the merger agreement, Albertsons is prepared to establish an Albertsons subsidiary (“SpinCo”). SpinCo would be spun-off to Albertsons shareholders immediately prior to the closing of the merger and operate as a standalone public company. The Company and Albertsons have agreed to work together to determine which stores (if any) would comprise SpinCo, as well as the pro forma capitalization of SpinCo. In addition, between the transaction announcement and closing, Albertsons expects to pay a special cash dividend of up to $4,000 to its shareholders. The per share cash purchase price payable to Albertsons shareholders in the merger would be reduced by an amount equal to (i) three times the four-wall adjusted EBITDA for the stores contributed to SpinCo divided by the number of shares of Albertsons common stock (including shares of Albertsons common stock issuable upon conversion of Albertsons preferred stock) outstanding as of the record date for the spin-off plus (ii) the per share amount of the special pre-closing cash dividend, if paid, to Albertsons shareholders.

In connection with the merger agreement, on October 13, 2022, the Company entered into a commitment letter with certain lenders pursuant to which the lenders have committed to provide a $17,400 senior unsecured bridge term loan facility, which, if entered into, would mature 364 days after the closing date of the merger. The commitments are intended to be drawn to finance the merger with Albertsons only to the extent the Company does not arrange for alternative financing prior to closing. As alternative financing for the merger is secured, the principal amount of the bridge term loan facility will be reduced. The bridge term loan facility included upfront fees which are included in “Financing fees paid” in the Company’s Consolidated Statements of Cash Flows and will be recognized as operating, general and administrative expense in the Company’s Consolidated Statements of Operations over the commitment period.

On November 9, 2022, the Company executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the merger with Albertsons and certain other customary conditions to funding, (1) a senior unsecured term loan facility in an aggregate principal amount of $3,000 maturing on the third anniversary of the merger closing date and (2) a senior unsecured term loan facility in an aggregate principal amount of $1,750 maturing on the date that is 18 months after the merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities will be used to pay a portion of the consideration and other amounts payable in connection with the merger with Albertsons. The entry into the term loan credit agreement reduces availability under the Company’s $17,400 bridge term loan facility by $4,750. Borrowings under the Term Loan Facilities will bear interest at rates that vary based on the type of loan and the Company’s debt rating. In addition to the sources of financing described above, the Company expects to finance the transaction with senior notes issuances, borrowings under its commercial paper program, bank credit facility capacity and cash on hand.

The agreement provides for certain termination rights for the Company and Albertsons, including if the closing does not occur on or prior to January 13, 2024 (the “Outside Date”), provided that the Outside Date may be extended by either party for up to 270 days in the aggregate. The Company will be obligated to pay a termination fee of $600 if the merger agreement is terminated by either party in connection with the occurrence of the Outside Date, and, at the time of such termination, all closing conditions other than regulatory approval have been satisfied. The transaction is expected to close in early 2024, subject to the receipt of required regulatory clearance and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “confident,” “continue,” “could,” “enables,” “estimate,” “expect,” “future,” “guidance,” “intended,” “maintain,” “may,” “model,” “plan,” “positions,” “program,” “proposition,” “strategy,” “target,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the ongoing COVID-19 pandemic (including any variant), natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: the risks relating to or arising from our proposed transaction with Albertsons Companies, Inc. (“Albertsons”) announced in October 2022, including, among others, our ability to consummate the proposed transaction, including on the terms of the merger agreement, on the anticipated timeline, and/or with the required regulatory approvals; COVID-19 pandemic related factors, risks and challenges, including among others, the length of time that the pandemic continues, future variants, mutations or related strains of the virus and the effectiveness of vaccines against variants, continued efficacy of vaccines over time and availability of vaccine boosters, the potential for disruptions in workforce availability and customer shopping patterns due to spikes in infection and illness rates, and interruptions in domestic and global supply chains or capacity constraints; whether and when the global pandemic will become endemic, the pace of recovery when the pandemic subsides or becomes endemic, which may vary materially over time and among the different regions we serve; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the current inflationary environment and future potential inflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including the war in Ukraine; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third-party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

Our ability to complete our proposed transaction with Albertsons may be affected by various factors, including those set forth in Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and other factors as may be described in subsequent filings with the SEC.

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger’s proven value creation model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel position in food retail, which is built on Kroger’s unique assets: our stores, digital ecosystem, Our Brands and our data. These unique assets, when combined with our go-to-market strategy, deliver an unmatched value proposition for our customers. We continue to build long-term customer loyalty through Fresh, Our Brands, Data and Personalization and our seamless ecosystem to drive sustainable sales growth in our retail supermarket business, including fuel and health and wellness. This, in turn, generates the data and traffic that enables our fast-growing, high operating margin alternative profit businesses. We are evolving from a traditional food retailer into a more diverse, food first business that we expect will consistently deliver net earnings growth in the future. This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our supermarket business and is supported by continued strategic investments in our customers, associates, and our seamless ecosystem to ensure we deliver a full, friendly and fresh experience for every customer, every time. Part of our growth plan includes doubling digital sales and doubling our digital passthrough profitability rate by the end of 2023; and

●	Expanding operating margin, through a balanced model where strategic price investments for our customers and investments in our associates and seamless ecosystem are offset by our cost savings program, which has delivered $1 billion in cost savings annually for the past four fiscal years, and sustained growth in our alternative profit businesses.

We expect to continue to generate strong free cash flow and are committed to being disciplined with capital deployment in support of our value creation model and stated capital allocation priorities. Our first priority is to invest in the business through attractive high return organic and inorganic opportunities that drive long-term sustainable net earnings growth. We are committed to maintaining our current investment grade debt rating and our net total debt to adjusted EBITDA ratio target range of 2.30 to 2.50. We also expect to continue to grow our dividend over time and return excess cash to shareholders via stock repurchases. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

We expect our value creation model will result in total shareholder return within our target range of 8% to 11% over time, which does not contemplate the effect of the proposed merger with Albertsons.

EXECUTIVE SUMMARY

We achieved strong results in the third quarter as we continue to execute our Leading with Fresh and Accelerating with Digital strategy. We were pleased with the balance achieved in our results this quarter, as we continued to invest in our customers and associates, while also effectively managing costs to achieve solid earnings growth. These results were driven by positive identical sales without fuel of 6.9%, disciplined margin management and strong fuel profitability.

Our results demonstrate the resilience and flexibility we have built into our financial model, which has allowed us to effectively manage product cost inflation through strong sourcing practices while also helping customers manage their budgets and keeping prices competitive. Our value proposition, which includes providing great quality, fresh products at affordable prices, data-driven promotions, trusted Our Brands products and our fuel rewards program, is resonating with shoppers and driving increased customer loyalty. During the quarter, we continued to invest in wages and the associate experience and in creating zero hunger, zero waste communities, as we believe these components of our strategy are critical to achieving long term sustainable growth.

Our consistent execution of our go-to-market strategy continues to build momentum in our business results and gives us the confidence to raise our full-year guidance for identical sales without fuel, adjusted FIFO operating profit and adjusted net earnings per diluted share. The resiliency of our value creation model positions us well to navigate different operating environments, and as we look forward, we remain confident in our ability to deliver attractive and sustainable total shareholder return within our target range of 8% to 11% over time, which does not contemplate the effect of the proposed merger with Albertsons.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 5,	Percentage	November 6,	November 5,	Percentage	November 6,
	2022	Change	2021	2022	Change	2021
Sales	$34,198	7.3%	$31,860	$113,436	8.2%	$104,840
Sales without fuel	$30,014	6.4%	$28,218	$98,301	5.0%	$93,632
Net earnings attributable to The Kroger Co.	$398	(17.6)%	$483	$1,793	64.5%	$1,090
Adjusted net earnings attributable to The Kroger Co.	$643	9.2%	$589	$2,379	12.4%	$2,117
Net earnings attributable to The Kroger Co. per diluted common share	$0.55	(14.1)%	$0.64	$2.44	70.6%	$1.43
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.88	12.8%	$0.78	$3.24	17.0%	$2.77
Operating profit	$841	(3.1)%	$868	$3,300	31.4%	$2,512
Adjusted FIFO operating profit	$1,094	12.3%	$974	$3,805	15.4%	$3,297
Dividends paid	$187	17.6%	$159	$494	14.1%	$433
Dividends paid per common share	$0.26	23.8%	$0.21	$0.68	19.3%	$0.57
Identical sales excluding fuel	6.9%	N/A	3.1%	5.4%	N/A	(1.0)%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	(0.05)	N/A	(0.41)	(0.12)	N/A	(0.57)
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	(0.03)	N/A	(0.49)	(0.08)	N/A	(0.82)
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end	$(134)	N/A	$308	$(134)	N/A	$308
Share repurchases	$10	N/A	$298	$985	N/A	$1,049

OVERVIEW

Notable items for the third quarter and first three quarters of 2022 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.55 for the third quarter and $2.44 for the first three quarters. This represents a 14% decrease for the third quarter of 2022 compared to the third quarter of 2021 and a 71% increase for the first three quarters of 2022 compared to the first three quarters of 2021.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.88 for the third quarter and $3.24 for the first three quarters. This represents a 13% increase for the third quarter of 2022 compared to the third quarter of 2021 and a 17% increase for the first three quarters of 2022 compared to the first three quarters of 2021.

●	Achieved operating profit of $841 million for the third quarter and $3.3 billion for the first three quarters. This represents a 3% decrease for the third quarter of 2022 compared to the third quarter of 2021 and a 31% increase for the first three quarters of 2022 compared to the first three quarters of 2021.

●	Achieved adjusted FIFO operating profit of $1.1 billion for the third quarter and $3.8 billion for the first three quarters. This represents a 12% increase for the third quarter of 2022 compared to the third quarter of 2021 and a 15% increase for the first three quarters of 2022 compared to the first three quarters of 2021.

●	During the first three quarters of 2022, we generated cash from operations of $3.3 billion.

●	During the first three quarters of 2022, we returned $1.5 billion to shareholders through share repurchases and dividend payments. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

Other Financial Results

●	Identical sales, excluding fuel, increased 6.9% for the third quarter and 5.4% for the first three quarters of 2022, compared to the same periods of 2021. These results included identical sales growth in Our Brands categories of 10.4% for the third quarter and 8.7% for the first three quarters of 2022.

●	Digital sales increased 10% for the third quarter and 2% for the first three quarters of 2022, compared to the same periods of 2021. Digital sales growth for the third quarter of 2022 was led by strength in our Delivery solutions, which grew by 34% for the third quarter and 26% for the first three quarters of 2022. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier.

●	We are currently operating in a more volatile inflationary environment and we experienced higher product cost inflation during the third quarter and first three quarters of 2022, compared to the same periods of 2021. Our LIFO charge for the third quarter of 2022 was $152 million, compared to $93 million in the third quarter of 2021. Our LIFO charge for the first three quarters of 2022 was $392 million, compared to $177 million for the first three quarters of 2021. This increase was attributable to higher product cost inflation primarily in grocery.

Significant Events

●	During the first three quarters of 2022, we opened three additional Kroger Delivery customer fulfillment centers powered by Ocado’s automated smart platform — one in Dallas, Texas, one in Pleasant Prairie, Wisconsin and one in Romulus, Michigan — bringing our total count to six.

●	As previously disclosed, on October 13, 2022, we entered into a merger agreement with Albertsons. In connection with the merger agreement, we entered into a bridge term loan facility and executed a term loan credit agreement. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons. For additional information about the proposed merger with Albertsons, see Note 10 to the Consolidated Financial Statements.

●	During the third quarter of 2022, we recognized legal settlement costs of $85 million, $67 million net of tax, relating to the settlement of all opioid litigation claims with the State of New Mexico. This amount was excluded from our adjusted FIFO operating profit and adjusted net earnings results to reflect the unique and non-recurring nature of the charge. This settlement is not an admission of wrongdoing or liability by Kroger and we will continue to vigorously defend against other claims and lawsuits relating to opioids. This settlement is based on a set of unique and specific facts relating to New Mexico, and we do not believe that the settlement amount or any other terms of our agreement with New Mexico can or should be extrapolated to any other opioid-related cases pending against us. It is our view that this settlement is not a reliable proxy for the outcome of any other cases or the overall level of our exposure.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first three quarters of 2022 include the following, which we define as the “2022 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $18 million, $14 million net of tax, for the revaluation of Home Chef contingent consideration; $19 million, $15 million net of tax, for merger related costs and $85 million, $67 million net of tax, for legal settlement costs (the “2022 OG&A Adjusted Items”).

●	Losses in other income (expense) of $637 million, $490 million net of tax, for the unrealized loss on investments (the “2022 Other Income (Expense) Adjusted Item”).

Net earnings for the third quarter of 2022 include the following, which we define as the “2022 Third Quarter Adjusted Items”:

●	Charges to OG&A of $19 million, $15 million net of tax, for merger related costs and $85 million, $67 million net of tax, for legal settlement costs (the “2022 Third Quarter OG&A Adjusted Items”).

●	A loss in other income (expense) of $207 million, $163 million net of tax, for the unrealized loss on investments (the “2022 Third Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first three quarters of 2021 include the following, which we define as the “2021 Adjusted Items”:

●	Charges to OG&A of $449 million, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund; $61 million, $47 million net of tax, for the revaluation of Home Chef contingent consideration and $107 million, $82 million net of tax, for transformation costs (the “2021 OG&A Adjusted Items”).

●	Losses in other income (expense) of $87 million, $68 million net of tax, related to company-sponsored pension plan settlements and $694 million, $533 million net of tax, for the unrealized loss on investments (the “2021 Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $47 million primarily due to the completion of income tax audit examinations covering multiple years.

Net earnings for the third quarter of 2021 include the following, which we define as the “2021 Third Quarter Adjusted Items”:

●	Charges to OG&A of $10 million, $7 million net of tax, for the revaluation of Home Chef contingent consideration and $6 million, $5 million net of tax, for transformation costs (the “2021 Third Quarter OG&A Adjusted Items”).

●	Losses in other income (expense) of $87 million, $68 million net of tax, related to company-sponsored pension plan settlements and $94 million, $73 million net of tax, for the unrealized loss on investments (the “2021 Third Quarter Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $47 million primarily due to the completion of income tax audit examinations covering multiple years.

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2022 and 2021 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 5,	November 6,	Percentage	November 5,	November 6,	Percentage
	2022	2021	Change	2022	2021	Change
Net earnings attributable to The Kroger Co.	$398	$483		$1,793	$1,090

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	—		—	344
Adjustment for company-sponsored pension plan settlement charges(1)(3)	—	68		—	68
Adjustment for loss on investments(1)(4)	163	73		490	533
Adjustment for Home Chef contingent consideration(1)(5)	—	7		14	47
Adjustment for transformation costs(1)(6)	—	5		—	82
Adjustment for merger related costs(1)(7)	15	—		15	—
Adjustment for legal settlement costs(1)(8)	67	—		67	—
Adjustment for completion of income tax audit examinations(1)	—	(47)		—	(47)
2022 and 2021 Adjusted Items	245	106		586	1,027

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$643	$589	9.2%	$2,379	$2,117	12.4%

Net earnings attributable to The Kroger Co. per diluted common share	$0.55	$0.64		$2.44	$1.43

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(9)	—	—		—	0.45
Adjustment for company-sponsored pension plan settlement charges(9)	—	0.09		—	0.09
Adjustment for loss on investments(9)	0.22	0.10		0.67	0.70
Adjustment for Home Chef contingent consideration(9)	—	0.01		0.02	0.06
Adjustment for transformation costs(9)	—	0.01		—	0.11
Adjustment for merger related costs(9)	0.02	—		0.02	—
Adjustment for legal settlement costs(9)	0.09	—		0.09	—
Adjustment for completion of income tax audit examinations(9)	—	(0.07)		—	(0.07)
2022 and 2021 Adjusted Items	0.33	0.14		0.80	1.34

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.88	$0.78	12.8%	$3.24	$2.77	17.0%

Average number of common shares used in diluted calculation	724	752		728	757

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $449.
(3)	The pre-tax adjustment for company-sponsored pension plan settlement charges was $87.
(4)	The pre-tax adjustment for loss on investments was $207 and $94 in the third quarters of 2022 and 2021, respectively. The pre-tax adjustment was $637 and $694 in the first three quarters of 2022 and 2021, respectively.
(5)	The pre-tax adjustment for Home Chef contingent consideration was $10 in the third quarter of 2021. The pre-tax adjustment was $18 and $61 in the first three quarters of 2022 and 2021, respectively.
(6)	The pre-tax adjustment for transformation costs was $6 in the third quarter of 2021 and $107 in the first three quarters of 2021. Transformation costs primarily include costs related to business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(7)	The pre-tax adjustment for merger related costs was $19 for 2022. Merger related costs primarily include third party professional fees associated with the proposed merger with Albertsons.
(8)	The pre-tax adjustment for legal settlement costs was $85 for 2022.
(9)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 5,	Percentage	November 6,	Percentage	November 5,	Percentage	November 6,	Percentage
	2022	Change(1)	2021	Change(2)	2022	Change(3)	2021	Change(4)
Total sales to retail customers without fuel(5)	$29,777	6.3%	$28,009	3.1%	$97,580	5.0%	$92,914	(1.0)%
Supermarket fuel sales	4,185	14.9%	3,642	57.7%	15,134	35.0%	11,208	53.9%
Other sales(6)	236	12.9%	209	(11.1)%	722	0.6%	718	10.6%

Total sales	$34,198	7.3%	$31,860	7.2%	$113,436	8.2%	$104,840	3.0%
(1)	This column represents the percentage change in the third quarter of 2022, compared to the third quarter of 2021.
(2)	This column represents the percentage change in the third quarter of 2021, compared to the third quarter of 2020.
(3)	This column represents the percentage change in the first three quarters of 2022, compared to the first three quarters of 2021.
(4)	This column represents the percentage change in the first three quarters of 2021, compared to the first three quarters of 2020.
(5)	Digital sales are included in the “total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased approximately 10% in the third quarter of 2022 and decreased approximately 5% in the third quarter of 2021. Digital sales increased approximately 2% in the first three quarters of 2022 and increased approximately 1% in the first three quarters of 2021. Digital sales growth for 2022 was led by strength in our Delivery solutions, which grew by 34% for the third quarter and 26% for the first three quarters of 2022. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increase in the third quarter and first three quarters of 2022, compared to the same periods of 2021, is primarily due to an increase in data analytic services and third-party media revenue, partially offset by decreased external sales at food production plants due to the closing of a plant.

Total sales increased in the third quarter of 2022, compared to the third quarter of 2021, by 7.3%. The increase was primarily due to increases in supermarket fuel sales and total sales to retail customers without fuel. Total sales, excluding fuel, increased 6.4% in the third quarter of 2022, compared to the third quarter of 2021, which was primarily due to our identical sales increase, excluding fuel, of 6.9%, partially offset by discontinued patient therapies at Kroger Specialty Pharmacy. Identical sales, excluding fuel, for the third quarter of 2022, compared to the third quarter of 2021, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket. Total supermarket fuel sales increased 14.9% in the third quarter of 2022, compared to the third quarter of 2021, primarily due to an increase in the average retail fuel price of 18.5%, partially offset by a decrease in fuel gallons sold of 3.0%, which was less than the average market decline. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

Total sales increased in the first three quarters of 2022, compared to the first three quarters of 2021, by 8.2%. The increase was primarily due to increases in supermarket fuel sales and total sales to retail customers without fuel. Total sales, excluding fuel, increased 5.0% in the first three quarters of 2022, compared to the first three quarters of 2021, which was primarily due to our identical sales increase, excluding fuel, of 5.4%, partially offset by discontinued patient therapies at Kroger Specialty Pharmacy. Identical sales, excluding fuel, for the first three quarters of 2022, compared to the first three quarters of 2021, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket. Total supermarket fuel sales increased 35.0% in the first three quarters of 2022, compared to the first three quarters of 2021, primarily due to an increase in the average retail fuel price of 36.4%, partially offset by a decrease in fuel gallons sold of 1.0%, which was less than the average market decline. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. We define Kroger Delivery identical sales powered by Ocado based on geography. We include Kroger Delivery sales powered by Ocado as identical if the delivery occurs in an existing Kroger supermarket geography. If the Kroger Delivery sales powered by Ocado occur in a new geography, these sales are included as identical when deliveries have occurred to the new geography for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the third quarter and first three quarters of 2022.

Identical Sales

($ in millions)

	Third Quarter Ended
	November 5,	Percentage	November 6,	Percentage
	2022	Change(1)	2021	Change(2)
Excluding Fuel	$29,623	6.9%	$27,701	3.1%
(1)	This column represents the percentage change in identical sales in the third quarter of 2022, compared to the third quarter of 2021.
(2)	This column represents the percentage change in identical sales in the third quarter of 2021, compared to the third quarter of 2020.

	Three Quarters Ended
	November 5,	Percentage	November 6,	Percentage
	2022	Change(1)	2021	Change(2)
Excluding fuel centers	$96,963	5.4%	$91,963	(1.0)%
(1)	This column represents the percentage change in identical sales in the first three quarters of 2022, compared to the first three quarters of 2021.
(2)	This column represents the percentage change in identical sales in the first three quarters of 2021, compared to the first three quarters of 2020.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.37% for the third quarter of 2022, compared to 21.66% for the third quarter of 2021. The decrease in rate in the third quarter of 2022, compared to the third quarter of 2021, resulted primarily from increased fuel sales, which have a lower gross margin rate, a higher LIFO charge and increased shrink, as a percentage of sales, partially offset by decreased warehousing costs, as a percentage of sales, and our ability to effectively manage product cost inflation through strong sourcing practices while also helping customers manage their budgets and keeping prices competitive.

Our gross margin rate, as a percentage of sales, was 21.34% for the first three quarters of 2022, compared to 21.96% for the first three quarters of 2021. The decrease in rate in the first three quarters of 2022, compared to the first three quarters of 2021, resulted primarily from increased fuel sales, which have a lower gross margin rate and a higher LIFO charge, partially offset by our ability to effectively manage product cost inflation through strong sourcing practices while also helping customers manage their budgets and keeping prices competitive and the cycling of a write down related to a donation of personal protective equipment inventory from the prior year.

Our LIFO charge was $152 million in the third quarter of 2022, compared to $93 million in the third quarter of 2021. Our LIFO charge was $392 million in the first three quarters of 2022, compared to $177 million in the first three quarters of 2021. The increase in our LIFO charge reflects our expected annualized product cost inflation for 2022, compared to 2021, which was attributable to higher inflation primarily in grocery.

Our FIFO gross margin rate, which excludes the LIFO charge, was 21.81% in the third quarter of 2022, compared to 21.95% in the third quarter of 2021. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 5 basis points in the third quarter of 2022, compared to the third quarter of 2021. This decrease resulted primarily from increased shrink, as a percentage of sales, partially offset by decreased warehousing costs, as a percentage of sales, and our ability to effectively manage product cost inflation through strong sourcing practices while also helping customers manage their budgets and keeping prices competitive.

Our FIFO gross margin rate, which excludes the LIFO charge, was 21.68% in the first three quarters of 2022, compared to 22.13% in the first three quarters of 2021. Excluding the effect of fuel, our FIFO gross margin rate decreased 12 basis points in the first three quarters of 2022, compared to the first three quarters of 2021. This result reflects our ability to effectively manage product cost inflation through strong sourcing practices while also helping customers manage their budgets and keeping prices competitive and the cycling of a write down related to a donation of personal protective equipment inventory from the prior year.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.34% in the third quarter of 2022 and 16.25% in the third quarter of 2021. The increase in the third quarter of 2022, compared to the third quarter of 2021, resulted primarily from investments in our associates, increased incentive plan costs, costs related to strategic investments in various margin expansion initiatives that will drive future growth and the 2022 Third Quarter OG&A Adjusted Items, partially offset by the effect of sales leverage across fuel and supermarkets, which decreases our OG&A rate, as a percentage of sales, decreased healthcare costs, the 2021 Third Quarter OG&A Adjusted Items and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

OG&A expenses, as a percentage of sales, were 15.87% in the first three quarters of 2022 and 16.88% in the first three quarters of 2021. The decrease in the first three quarters of 2022, compared to the first three quarters of 2021, resulted primarily from the effect of sales leverage across fuel and supermarkets, which decreases our OG&A rate, as a percentage of sales, lower contributions to multi-employer pension plans, decreased healthcare costs, the 2021 OG&A Adjusted Items and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates, costs related to strategic investments in various margin expansion initiatives that will drive future growth and the 2022 OG&A Adjusted Items.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2022 Third Quarter OG&A Adjusted Items and the 2021 Third Quarter OG&A Adjusted Items, our OG&A rate decreased 3 basis points in the third quarter of 2022, compared to the third quarter of 2021. This decrease resulted primarily from the effect of supermarket sales leverage, which decreases our OG&A rate, as a percentage of sales, decreased healthcare costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates, increased incentive plan costs and costs related to strategic investments in various margin expansion initiatives that will drive future growth.

Excluding the effect of fuel, the 2022 OG&A Adjusted Items and the 2021 OG&A Adjusted Items, our OG&A rate decreased 8 basis points in the first three quarters of 2022, compared to the first three quarters of 2021. This decrease resulted primarily from the effect of supermarket sales leverage, which decreases our OG&A rate, as a percentage of sales, lower contributions to multi-employer pension plans, decreased healthcare costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates and costs related to strategic investments in various margin expansion initiatives that will drive future growth.

Rent Expense

Rent expense decreased, as a percentage of sales, for the third quarter of 2022, compared to the third quarter of 2021, primarily due to sales leverage. Rent expense decreased in total and as a percentage of sales for the first three quarters of 2022, compared to the first three quarters of 2021. This decrease was primarily due to sales leverage and the completion of a property transaction during the first quarter of 2021 related to 28 previously leased properties that we are now accounting for as owned locations and therefore recognizing depreciation and amortization expense over their useful life.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased, as a percentage of sales, in the third quarter and first three quarters of 2022, compared to the same periods in 2021, primarily due to sales leverage.

Operating Profit and FIFO Operating Profit

Operating profit was $841 million, or 2.5% of sales, for the third quarter of 2022, compared to $868 million, or 2.7% of sales, for the third quarter of 2021. Operating profit, as a percentage of sales, decreased 26 basis points in the third quarter of 2022, compared to the third quarter of 2021, due to an increased LIFO charge, a lower FIFO gross margin rate and increased OG&A expense, as a percentage of sales. Fuel earnings contributed to our operating profit growth for the third quarter of 2022, compared to the third quarter of 2021.

Operating profit was $3.3 billion, or 2.9% of sales, for the first three quarters of 2022, compared to $2.5 billion, or 2.4% of sales, for the first three quarters of 2021. Operating profit, as a percentage of sales, increased 51 basis points in the first three quarters of 2022, compared to the first three quarters of 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by an increased LIFO charge and a lower FIFO gross margin rate. Fuel earnings also contributed to our operating profit growth for the first three quarters of 2022, compared to the first three quarters of 2021.

FIFO operating profit was $993 million, or 2.9% of sales, for the third quarter of 2022, compared to $961 million, or 3.0% of sales, for the third quarter of 2021. FIFO operating profit, as a percentage of sales, excluding the 2022 and 2021 Third Quarter Adjusted Items, increased 14 basis points in the third quarter of 2022, compared to the third quarter of 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by a lower FIFO gross margin rate. Fuel earnings also contributed to our FIFO operating profit growth for the third quarter of 2022, compared to the third quarter of 2021.

FIFO operating profit was $3.7 billion, or 3.3% of sales, for the first three quarters of 2022, compared to $2.7 billion, or 2.6% of sales, for the first three quarters of 2021. FIFO operating profit, as a percentage of sales, excluding the 2022 and 2021 Adjusted Items, increased 21 basis points in the first three quarters of 2022, compared to the first three quarters of 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by a lower FIFO gross margin rate. Fuel earnings also contributed to our FIFO operating profit growth for the first three quarters of 2022, compared to the first three quarters of 2021.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2022 and 2021 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	Third Quarter Ended		Three Quarters Ended
	November 5,	November 6,	November 5,	November 6,
	2022	2021	2022	2021
Operating profit	$841	$868	$3,300	$2,512
LIFO charge	152	93	392	177

FIFO Operating profit	993	961	3,692	2,689

Adjustment for pension plan withdrawal liabilities	—	—	—	449
Adjustment for Home Chef contingent consideration	—	10	18	61
Adjustment for transformation costs(1)	—	6	—	107
Adjustment for merger related costs(2)	19	—	19	—
Adjustment for legal settlement costs	85	—	85	—
Other	(3)	(3)	(9)	(9)

2022 and 2021 Adjusted items	101	13	113	608

Adjusted FIFO operating profit excluding the adjusted items above	$1,094	$974	$3,805	$3,297
(1)	Transformation costs primarily include costs related to business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(2)	Merger related costs primarily include third party professional fees associated with the proposed merger with Albertsons.

Interest Expense

Interest expense decreased for the third quarter and first three quarters of 2022, compared to the same periods of 2021, primarily due to decreased average total outstanding debt, including both the current and long-term portions of obligations under finance leases, and increased interest income earned on our cash and temporary cash investments due to rising interest rates throughout 2022, compared to 2021.

Income Taxes

The effective income tax rate was 24.0% for the third quarter of 2022 and 13.8% for the third quarter of 2021. The effective income tax rate was 21.1% for the first three quarters of 2022 and 17.9% for the first three quarters of 2021. The effective income tax rate for the third quarter of 2022 differed from the federal statutory rate due to the effect of state income taxes and certain non-deductible expenses, partially offset by the utilization of tax credits. The effective income tax rate for the first three quarters of 2022 differed from the federal statutory rate due to the effect of state income taxes and certain non-deductible expenses, partially offset by the benefit from share-based payments and the utilization of tax credits. The effective income tax rate for the third quarter of 2021 and first three quarters of 2021 differed from the federal statutory rate due to a nonrecurring benefit of $47 million, which was primarily from the favorable outcome of income tax audit examinations covering multiple years, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.55 per diluted share for the third quarter of 2022 represented a decrease of 14% compared to net earnings of $0.64 per diluted share for the third quarter of 2021. Adjusted net earnings of $0.88 per diluted share for the third quarter of 2022 represented an increase of 13% compared to adjusted net earnings of $0.78 per diluted share for the third quarter of 2021. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher LIFO charge and higher income tax expense.

Net earnings of $2.44 per diluted share for the first three quarters of 2022 represented an increase of 71% compared to net earnings of $1.43 per diluted share for the first three quarters of 2021. Adjusted net earnings of $3.24 per diluted share for the first three quarters of 2022 represented an increase of 17% compared to adjusted net earnings of $2.77 per diluted share for the first three quarters of 2021. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher LIFO charge and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net (decrease) increase in cash and temporary cash investments for the first three quarters of 2022 and 2021:

	Three Quarters Ended
	November 5,	November 6,
	2022	2021
Net cash provided by (used in)
Operating activities	$3,338	$4,791
Investing activities	(2,192)	(1,959)
Financing activities	(2,051)	(2,231)
Net (decrease) increase in cash and temporary cash investments	$(905)	$601

Net cash provided by operating activities

We generated $3.3 billion of cash from operations in the first three quarters of 2022 compared to $4.8 billion in the first three quarters of 2021. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $5.6 billion of operating cash flow in the first three quarters of 2022 compared to $4.9 billion in the first three quarters of 2021. Cash used by operating activities for changes in operating assets and liabilities, including working capital, was $2.3 billion in the first three quarters of 2022 compared to $134 million in the first three quarters of 2021. The increase in cash used by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	An increase in FIFO inventory at the end of the third quarter of 2022, compared to the third quarter of 2021, primarily due to rising costs resulting from continued inflationary cost pressures and a reduction of supply chain constraints;

●	A decrease in prepaid and other current assets at the end of the third quarter of 2021, compared to fiscal year end 2020, primarily due to the transfer of prepaid escrow funds in the first quarter of 2021 to fulfill obligations related to the restructuring of multi-employer pension plans; and

●	A decrease in long-term liabilities at the end of the third quarter of 2022, compared to fiscal year end 2021, primarily due to contractual payments in the second quarter of 2022 related to prior restructured multi-employer pension plans.

Cash paid for taxes increased in the first three quarters of 2022, compared to the first three quarters of 2021, primarily due to higher taxable income in the first three quarters of 2022, compared to the first three quarters of 2021.

Net cash used by investing activities

Investing activities used cash of $2.2 billion in the first three quarters of 2022 compared to $2.0 billion in the first three quarters of 2021. The amount of cash used by investing activities increased in the first three quarters of 2022, compared to the first three quarters of 2021, primarily due to increased payments for property and equipment.

Net cash used by financing activities

We used $2.1 billion of cash for financing activities in the first three quarters of 2022 compared to $2.2 billion in the first three quarters of 2021. The amount of cash used for financing activities decreased in the first three quarters of 2022 compared to the first three quarters of 2021, primarily due to the following:

●	Decreased payments on long-term debt including obligations under finance leases;

●	Partially offset by decreased proceeds from a financing arrangement.

Capital Investments

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $698 million for the third quarter of 2022 compared to $922 million for the third quarter of 2021. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.2 billion for both the first three quarters of 2022 and 2021. During the rolling four quarter period ended with the third quarter of 2022, we opened, expanded, relocated or acquired 9 supermarkets and also completed 83 major within-the-wall remodels. We define a major remodel as a project that exceeds a cost of $20 per square foot. Total supermarket square footage at the end of the third quarter of 2022 remained consistent with the end of the third quarter of 2021. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2022 increased 0.3% over the end of the third quarter of 2021.

Debt Management

As of November 5, 2022, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of November 5, 2022, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of November 5, 2022.

In connection with the proposed merger with Albertsons, on October 13, 2022, we entered into a commitment letter with certain lenders pursuant to which the lenders have committed to provide a 364-day $17.4 billion senior unsecured bridge term loan facility. The commitments are intended to be drawn to finance the proposed merger with Albertsons only to the extent we do not arrange for alternative financing prior to closing. As alternative financing for the proposed merger is secured, the principal amount of the bridge term loan facility will be reduced.

On November 9, 2022, we executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the proposed merger with Albertsons and certain other customary conditions to funding, (1) a senior unsecured term loan facility in an aggregate principal amount of $3.0 billion maturing on the third anniversary of the proposed merger closing date and (2) a senior unsecured term loan facility in an aggregate principal amount of $1.75 billion maturing on the date that is 18 months after the proposed merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities will be used to pay a portion of the consideration and other amounts payable in connection with the proposed merger with Albertsons. The duration of the Term Loan Facilities will allow us to achieve our net total debt to adjusted EBITDA ratio target range of 2.30 to 2.50 within the first 18 to 24 months after the proposed merger closing date. The entry into the term loan credit agreement reduces availability under our $17.4 billion bridge term loan facility by $4.75 billion. Borrowings under the Term Loan Facilities will bear interest at rates that vary based on the type of loan and our debt rating.

Our bank credit facility contains a financial covenant. As of November 5, 2022, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $134 million as of November 5, 2022, compared to our fiscal year end 2021 debt of $13.4 billion. This decrease resulted primarily from the payment of $400 million of senior notes bearing an interest rate of 2.80%, partially offset by a net increase in obligations under finance leases of $297 million primarily related to our three additional Kroger Delivery customer fulfillment center openings during the first three quarters of 2022.

Common Share Repurchase Programs

During the third quarter of 2022, we invested $10 million to repurchase 215 thousand Kroger common shares at an average price of $47.63 per share. For the first three quarters of 2022, we invested $985 million to repurchase 19.2 million Kroger common shares at an average price of $51.35 per share. The shares repurchased in the first three quarters of 2022 were reacquired under the following share repurchase programs:

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

The December 2021 Repurchase Program was exhausted during the third quarter of 2022. On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). As of November 5, 2022, there was $1 billion remaining under the September 2022 Repurchase Program. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

Liquidity Needs

We held cash and temporary cash investments of $916 million, as of November 5, 2022, which reflects our elevated operating performance over the last two years. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to board approval, and share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of November 5, 2022, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, payments deferred under the CARES Act and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfilment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

As previously disclosed, on October 13, 2022, we entered into a merger agreement with Albertsons. We expect to meet our liquidity needs for the proposed merger with cash and temporary cash investments on hand as of the merger closing date, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program, senior notes issuances, bank credit facility and other sources of financing. In connection with the proposed merger, we entered into a bridge term loan facility and executed a term loan credit agreement. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons. For additional information about the proposed merger with Albertsons, see Note 10 to the Consolidated Financial Statements.

For additional information about our debt activity in the first three quarters of 2022, see Note 2 to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, with the exception of the forward-starting interest rate swaps we entered into during the third quarter of 2022 described below.

As of November 5, 2022, we maintained five forward-starting interest rate swap agreements with a maturity date of August 1, 2027 with an aggregate notional amount totaling $5.4 billion. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt. The fixed interest rates for these forward-starting interest rate swaps range from 3.00% to 3.78%. The variable rate component on the forward-starting interest rate swaps is the Secured Overnight Financing Rate (SOFR). As of November 5, 2022, the fair value of the interest rate swaps was recorded in “Other assets” and “Other long-term liabilities” for $67 million and $1 million, respectively, and accumulated other comprehensive income for $37 million, net of tax.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 5, 2022, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. During the third quarter, the Company implemented new payroll modules. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

With the exception of the implementation of the payroll modules described above, there were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended November 5, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Incorporated by reference herein is information regarding certain legal proceedings in which we are involved as set forth under “Litigation” contained in Note 7 – “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Except as described below, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our last fiscal year, filed with the SEC on March 29, 2022. We urge you to read the risk factors contained therein.

OUR PROPOSED TRANSACTION WITH ALBERTSONS CREATES INCREMENTAL BUSINESS, REGULATORY AND REPUTATIONAL RISKS

On October 13, 2022, we entered into a merger agreement with Albertsons Companies Inc., which sets forth the terms of our proposed transaction. The proposed transaction with Albertsons entails important risks, including, among others: the expected timing and likelihood of completion of the proposed transaction, including the timing, receipt and terms and conditions of any required governmental and regulatory clearance of the proposed transaction; the effect and terms and conditions of any potential divestitures, including those that may be imposed by regulators as a condition to the approval of the proposed transaction, and/or the separation of SpinCo (as described in the merger agreement); the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that have been instituted and may in the future be instituted against the parties and others following announcement of the merger agreement and proposed transaction; the inability to consummate the proposed transaction due to the failure to satisfy other conditions to complete the proposed transaction; risks that the proposed transaction disrupts our current plans and operations; the ability to identify and recognize, including on the expected timeline, the anticipated benefits of the proposed transaction, including anticipated total shareholder return (TSR), revenue and EBITDA expectations and synergies; the amount of the costs, fees, expenses and charges related to the proposed transaction; and our and Albertsons’ ability to successfully integrate our businesses and related operations, including our associates, and realize expected operations benefits, at the times and to the extent anticipated; the risk that results are different from those contained in forecasts when made; the risk that transaction and/or integration costs or dis-synergies are greater than expected, including as a result of conditions regulators put on any approvals of the transaction; the potential effect of the announcement and/or consummation of the proposed transaction on relationships, including with associates, suppliers and competitors; our ability to maintain an investment grade credit rating; the risk that management’s attention is diverted from other matters; risks related to the potential effect of general economic, political and market factors, including changes in the financial markets as a result of inflation or measures implemented to address inflation, and any epidemic, pandemic or disease outbreaks, on Kroger, Albertsons or the proposed transaction; the risk of adverse effects on the market price of our or Albertsons’s securities or on Albertsons’s or the Company’s operating results for any reason; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; and other risks described in our filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
August 14, 2022 to September 10, 2022	80,417	$48.53	80,417	$1,000
Second four weeks
September 11, 2022 to October 8, 2022	157,919	$47.54	115,406	$1,000
Third four weeks
October 9, 2022 to November 5, 2022	19,176	$44.63	19,176	$1,000
Total	257,512	$47.64	214,999	$1,000
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2022 contained three 28-day periods.

(2)	Includes (i) shares repurchased under the December 2021 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 42,513 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the December 2021 Repurchase Program and the 1999 Repurchase Program.

(4)	On December 30, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2021 Repurchase Program”). The December 2021 Repurchase Program was exhausted during the third quarter of 2022. On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2022 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. During the third quarter of 2022, we paused the September 2022 Repurchase Program to prioritize de-leveraging following the proposed merger with Albertsons.

Item 6. Exhibits.

EXHIBIT 2.1	-

Agreement and Plan of Merger, dated as of October 13, 2022, by and among the Company, Parent and Merger Sub, is hereby incorporated by reference to Exhibit 2.1 of the Company’s 8-K filed with the SEC on October 14, 2022.

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

Term Loan Agreement, dated as of November 9, 2022, by and among the Company, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders, is hereby incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the SEC on November 10, 2022.

EXHIBIT 10.2	-

Amendment No. 1 to Credit Agreement, dated as of November 9, 2022, by and among the Company, the lenders party thereto, and Bank of America, N.A., as paying agent to the Amended and Rested Credit Agreement, dated as of July 6, 2021, is hereby incorporated by reference to Exhibit 10.2 of the Company’s 8-K filed with the SEC on November 10, 2022.

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

THE KROGER CO.

Dated: December 9, 2022	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: December 9, 2022	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer