Form 10-K
period 2023-01-28
KROGER CO
filed 2023-03-28
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Yes ☐	No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 13, 2022). $33.6 billion.

The number of shares outstanding of the registrant's common stock, as of the latest practicable date. 717,467,532, shares of Common Stock of $1 par value, as of March 22, 2023.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2023 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

The Kroger Co.

Form 10-K

For the Fiscal Year Ended January 28, 2023

PART I

FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements about our future performance. These statements are based on our assumptions and beliefs in light of the information currently available to us. These statements are subject to a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in “Risk Factors” below, that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward looking statements. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “deliver,” “effect,” “enable,” “estimate,” “expects,” “future,” “goal,” “growth,” “intended,” “likely,” “may,” “model,” “objective,” “plan,” “position,” “program,” “range,” “result,” “strategy,” “strive,” “strong,” “target,” “trend,” “will” and “would,” and similar words or phrases. Moreover, statements in the sections entitled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and elsewhere in this report regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the ongoing COVID-19 pandemic (including any variant), natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: the risks relating to or arising from our proposed transaction with Albertsons Companies, Inc. (“Albertsons”) announced in October 2022, including, among others, our ability to consummate the proposed transaction, including on the terms of the merger agreement, on the anticipated timeline, and/or with the required regulatory approvals; COVID-19 pandemic related factors, risks and challenges; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the current inflationary environment and future potential inflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including the war in Ukraine; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our go-to-market strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

Our ability to complete our proposed transaction with Albertsons may be affected by various factors, including those set forth in Part I, Item 1A of this Annual Report. Risk Factors included in this Annual Report on Form 10-K and other factors as may be described in subsequent filings with the SEC.

ITEM 1.	BUSINESS.

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. Our Company is built on the foundation of our food retail business, which includes the added convenience of our retail pharmacies and fuel centers. Our strategy is focused on growing customer loyalty by delivering great value and convenience, and investing in four strategic pillars: Fresh, Our Brands, Data & Personalization and Seamless.

We also utilize the data and traffic generated by our retail business to deliver incremental value and services for our customers that generates alternative profit streams. These alternative profit streams would not exist without our core retail business.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. Our fiscal year ends on the Saturday closest to January 31. All references to 2022, 2021 and 2020 are to the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively, unless specifically indicated otherwise.

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

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our combination of assets include the following:

Stores

As of January 28, 2023, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of January 28, 2023, Kroger operated, either directly or through its subsidiaries, 2,719 supermarkets, of which 2,252 had pharmacies and 1,637 had fuel centers.  Approximately 50% of our supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land.  Our stores operate under a variety of banners that have strong local ties and brand recognition. We connect with customers through our expanding seamless ecosystem and the consistent delivery of a full, fresh, and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering.  Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable.  Each fuel center typically includes 5 to 10 islands of fuel dispensers and storage tanks with capacity for 40,000 to 50,000 gallons of fuel. Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

Price impact warehouse stores offer a “no-frills, low cost” warehouse format and feature everyday low prices plus promotions for a wide selection of grocery and health and beauty care items. Quality meat, dairy, baked goods and fresh produce items provide strategic differentiation for price impact warehouse stores. The average size of a price impact warehouse store is similar to that of a combo store.

Seamless Digital Ecosystem

We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup, Delivery and Ship. We offer Pickup and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,274 of our supermarkets and provide Delivery, which allows us to offer digital solutions to substantially all of our customers. Our Delivery solutions include orders delivered to customers from retail store locations and customer fulfillment centers powered by Ocado. These channels allow us to serve customers anything, anytime, and anywhere with zero compromise on selection, convenience, and price. We also provide relevant customer-facing apps and interfaces that have the features customers want that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels.

Merchandising and Manufacturing

Our Brands products play an important role in our merchandising strategy and represented over $30 billion of our sales in 2022. Our supermarkets, on average, stock over 13,500 private label items. Our Brands products are primarily produced and sold in three “tiers.” Private Selection® is our main premium quality brand, offering customers culinary foods and ingredients that deliver amazing eating experiences. The Kroger® brand, which represents the majority of our private label items, is designed to consistently satisfy and delight customers with quality products that exceed or meet the national brand in taste and efficacy, as well as with unique and differentiated products. Big K®, Smart Way® and Heritage Farm® are some of our value brands, designed to deliver good quality at a very affordable price. In addition to our three “tiers,” Our Brands offers customers a variety of natural and organic products with Simple Truth® and Simple Truth Organic®. Both Simple Truth and Simple Truth Organic are free from a defined list of artificial ingredients that some customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 30% of Our Brands units and 42% of the grocery category Our Brands units sold in our supermarkets are produced in our food production plants; the remaining Our Brands items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on Our Brands products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of January 28, 2023, we operated 33 food production plants. These plants consisted of 14 dairies, 9 deli or bakery plants, five grocery product plants, two beverage plants, one meat plant and two cheese plants.

Our Data

The traffic and data generated by our retail supermarket business, including pharmacies and fuel centers, is enabling this transformation. Kroger serves approximately 60 million households annually and because of our rewards program, over 90% of customer transactions are tethered to a Kroger loyalty card. Our 20 years of investment in data science capabilities is allowing us to utilize this data to create personalized experiences and value for our customers and is also enabling our fast-growing, high operating margin alternative profit businesses, including data analytic services and third party media revenue. Our retail media business – Kroger Precision Marketing – provides differentiated media capabilities for our consumer packaged goods partners and is a key driver of our digital profitability and alternative profit.

Proposed Merger with Albertsons

As previously disclosed, on October 13, 2022, we entered into a merger agreement with Albertsons. The proposed merger is expected to accelerate our go-to-market strategy that includes Fresh, Our Brands, Personalization and Seamless, and continue our track record of investments across lowering prices, enhancing the customer experience, and increasing associate wages and benefits. For additional information about the proposed merger with Albertsons, see Note 16 to the Consolidated Financial Statements.

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

HUMAN CAPITAL MANAGEMENT

Our People

We want Kroger to be a place where our customers love to shop and associates love to work. This is why we aim to create working environments where associates feel encouraged and supported to be their best selves every day. As of January 28, 2023, Kroger employed nearly 430,000 full- and part-time employees. Our people are essential to our success, and we focus intentionally on attracting, developing and engaging a diverse workforce that represents the communities we serve. We strive to create a culture of opportunity and take seriously our role as a leading employer in the United States. Kroger has provided a large number of people with first jobs, new beginnings and lifelong careers. We have long been guided by our core values – Honesty, Integrity, Respect, Safety, Diversity and Inclusion.

Attracting & Developing Our Talent

To deliver on our customers’ experiences, we continually improve how we attract and retain talent. In addition to competitive wages, quality benefits and a safe work environment, we offer a broad range of employment opportunities for workers of all ages and aspirations. Many supermarket roles offer opportunities to learn new skills, grow and advance careers.

Associates at all levels of the Company have access to training and education programs to build their skills and prepare for the roles they want. In 2023, we expect to spend approximately $175 million on training our associates through onboarding, leadership development programs, and programs designed to upskill associates across the Company. We continue to invest in new platforms and applications to make learning more accessible to our associates.

Beyond our own programs, associates can take advantage of our tuition reimbursement benefit, which offers up to $3,500 annually — $21,000 over the course of employment — toward continuing education. These funds can be applied to education programs like certifications, associate or graduate degrees. Approximately 5,000 associates, 90% of whom are hourly, have taken advantage of our tuition reimbursement program in 2022. Kroger has invested more than $50 million in this program since it launched in 2018.

Rewarding Our Associates

As we continue to operate in a challenging labor market, we are dedicated to attracting and retaining the right talent across the organization to be able to continue delivering for our customers. We are investing in our associates by expanding our industry-leading benefits, including continuing education, training and development, health and wellness. During 2022, we raised our average hourly rates by more than 6% and have now invested an incremental $1.9 billion in associate wages since 2018. Our average hourly rate is now more than $18 and more than $23, when comprehensive benefits are included. We are committed to sustainably increasing associate wages and plan to invest more than $770 million in associates in 2023.

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

MANAGING CLIMATE IMPACTS

Managing climate change impacts is an important part of Thriving Together, Kroger’s Environmental, Social & Governance (“ESG”) strategy, and has been a focus for our business for many years. With a large portfolio of supermarkets, distribution warehouses and food production plants, as well as a complex supply chain, we recognize Kroger’s impact on our climate. We continue to explore opportunities and take steps to reduce the effects of our operations on the environment and to reduce the potential risk of a changing climate on our operations. This includes enhancing our operational efficiency, increasing our usage of renewable energy and investing in new technologies. The key elements of our climate strategy are included below.

Governance

Climate effects are managed by leadership with input from several departments across the business. The Public Responsibilities Committee of the Board of Directors oversees our responsibilities as a corporate citizen and the Company’s practices related to environmental sustainability, including climate effects, along with other environmental and social topics of material importance. Kroger discloses detailed energy and emissions data, as well as our approach to managing climate-related topics, in our annual ESG Report, which can be found at www.thekrogerco.com/esgreport.

Risk assessment

To help identify and manage climate-related risks to our business, we conduct both qualitative and quantitative risk assessments. We conducted our first quantitative climate risk assessment to determine the likelihood that different physical climate risks, including drought, extreme heat and extreme precipitation, would affect Kroger’s operations at representative facilities in different geographies and, in turn, potentially increase operating costs for these facilities. As a result of our risk assessments, we do not currently anticipate the modeled physical risks to adversely affect our financial condition, results of operations or cash flows for the foreseeable future. We plan to continue these qualitative and quantitative risk assessments moving forward.

Kroger also acknowledges that current and emerging climate-related legislation could affect our business. As a result of forthcoming state and federal requirements regarding the phase down of hydrofluorocarbon (“HFC”) refrigerants, we anticipate steadily replacing our refrigerant infrastructure to reach required levels, which could incur significant costs to the business. If legislation required an accelerated timeline regarding the phase down of HFC refrigerants, we could incur higher costs. Any such legislation will affect all retailers using refrigerants in their operations.

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

Climate mitigation

For many years, Kroger has implemented emission reduction projects, including energy efficiency improvements, refrigerant leak detection and mitigation measures, renewable energy installations and procurement and fleet efficiencies. In 2020, we set a goal to reduce absolute greenhouse gas (“GHG”) emissions from our operations (scope 1 and 2 emissions) by 30% by 2030, against a 2018 baseline. The goal was developed using climate science and is aligned with the Paris Agreement, specifically supporting a well-below 2°C climate scenario according to the absolute contraction method. Kroger is in the process of resetting its GHG reduction target to align with the requirements of the Science Based Targets initiative. This includes resetting our current Scope 1 and 2 emissions goal to support the 1.5°C scenario, and setting new Scope 3 emissions goals.

Additional discussion about our approach to managing climate effects is included in our annual ESG Report. The information in our ESG Report is not part of or incorporated by reference into this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers and the positions held by each such person. Except as otherwise noted, each person has held office for at least five years.  Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name	Age	Recent Employment History

Mary E. Adcock	47

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

Stuart W. Aitken	51

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

Gabriel Arreaga	48

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

Yael Cosset	49

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

Carin L. Fike	54

Ms. Fike was elected Vice President and Treasurer effective April 2017. Prior to that, she served as Assistant Treasurer and also as Director of Investor Relations. Ms. Fike began her career with Kroger in 1999 as a manager in the Financial Reporting department after working with PricewaterhouseCoopers in various roles, including audit manager.

Todd A. Foley	53

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

Valerie L. Jabbar	54

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

Kenneth C. Kimball	57

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

Timothy A. Massa	56

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

W. Rodney McMullen	62

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

Gary Millerchip	51

Mr. Millerchip was elected Senior Vice President and Chief Financial Officer effective April 2019. From July 2010 to April 2019, he served as Chief Executive Officer of Kroger Personal Finance. Before coming to Kroger, Mr. Millerchip was responsible for the Royal Bank of Scotland (RBS) Personal Credit Card business in the United Kingdom. He joined RBS in 1987 and held leadership positions in Sales & Marketing, Finance, Change Management, Retail Banking Distribution Strategy and Branch Operations during his time there.

Christine S. Wheatley	52

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

OUR PROPOSED TRANSACTION WITH ALBERTSONS CREATES INCREMENTAL BUSINESS, REGULATORY AND REPUTATIONAL RISKS

On October 13, 2022, we entered into a merger agreement with Albertsons Companies Inc. (“Albertsons”), which sets forth the terms of our proposed transaction. The proposed transaction with Albertsons entails important risks, including, among others: the expected timing and likelihood of completion of the proposed transaction, including the timing, receipt and terms and conditions of any required governmental and regulatory clearance of the proposed transaction; the effect and terms and conditions of any potential divestitures, including those that may be imposed by regulators as a condition to the approval of the proposed transaction, and/or the separation of SpinCo (as described in the merger agreement); the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that have been instituted and may in the future be instituted against the parties and others following announcement of the merger agreement and proposed transaction; the inability to consummate the proposed transaction due to the failure to satisfy other conditions to complete the proposed transaction; risks that the proposed transaction disrupts our current plans and operations; the ability to identify and recognize, including on the expected timeline, the anticipated total shareholder return (“TSR”), revenue and EBITDA expectations; the amount of the costs, fees, expenses and charges related to the proposed transaction; the risk that transaction and/or integration costs are greater than expected, including as a result of conditions regulators put on any approvals of the transaction; the potential effect of the announcement and/or consummation of the proposed transaction on relationships, including with associates, suppliers and competitors; our ability to maintain an investment grade credit rating; the risk that management’s attention is diverted from other matters; risks related to the potential effect of general economic, political and market factors, including changes in the financial markets as a result of inflation or measures implemented to address inflation, and any epidemic, pandemic or disease outbreaks, on Kroger, Albertsons or the proposed transaction; the risk of adverse effects on the market price of our or Albertsons’s securities or on Albertsons’s or the Company’s operating results for any reason; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; and other risks described in our filings with the SEC.

INTEGRATION OF NEW BUSINESS AND STRATEGIC ALLIANCES

In addition to the above, we enter into mergers, acquisitions and strategic alliances with expected benefits including, among other things, operating efficiencies, procurement savings, innovation and sharing of best practices, that may allow for future growth. Achieving the anticipated or desired benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies, capital requirements, and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by the fragmentation of local, regional, and national retailers, including both retail and digital formats, intense competition and entry of non-traditional competitors. Customer behavior shifted quickly and considerably during the pandemic, including a shift from food away from home to food at home. We see three major trends shaping the industry: e-commerce, cooking at home and prepared foods to go. If we do not appropriately or accurately anticipate customer preferences or fail to quickly adapt to these changing preferences, or if trends shift more quickly to food away from home, our sales and profitability could be adversely affected. If we fail to meet the evolving needs of our customers, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected.

We are continuing to enhance the customer connection with investments in our four strategic pillars – Seamless, Personalization, Fresh, and Our Brands. Each of these are strategies designed to better serve our customers and to generate customer loyalty and sustainable growth momentum. We believe our plans to continue to improve these four strategic pillars will enable us to meet the wide-ranging needs and expectations of our customers. If we are unable to continue to enhance the foregoing key elements of our connection with customers, or they fail to strengthen customer loyalty, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected. Our ecosystem monetizes the traffic and data insights generated by our retail supermarket business to create fast-growing, asset-light and margin rich revenue streams. We may be unsuccessful in implementing our alternative profit strategy, which could adversely affect our business growth and our financial condition, results of operations or cash flows. The nature and extent to which our competitors respond to the evolving and competitive industry by developing and implementing their competitive strategies could adversely affect our profitability.

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

In addition, if we do not successfully develop and maintain a relevant digital experience for our customers, our business, financial condition, results of operations or cash flows could be adversely affected. Digital retailing is rapidly evolving, and we must keep pace with new developments by our competitors as well as the evolving needs and preferences of our customers. Our digital business accelerated significantly during the COVID-19 pandemic. We must compete by offering a convenient shopping experience for our customers regardless of how they choose to shop with us, and by investing in, providing and maintaining relevant customer-facing apps and interfaces that have the features customers want that are also reliable and easy to use. The future success of the digital business will also depend on the efficiency and cost effectiveness of fulfilling orders across our modalities, whether in store, in pickup-only locations, or through customer fulfillment centers powered by Ocado.

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

DATA AND TECHNOLOGY

Our business is increasingly dependent on information technology systems that are complex and vital to continuing operations, resulting in an expansion of our technological presence and corresponding risk exposure. If we were to experience difficulties maintaining or operating existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. As we modernize legacy systems, if we are unable to successfully implement those systems in a coordinated manner across internal and external stakeholders, we could be subject to business interruption or reputation risk with our customers, suppliers or associates.

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

Our technology systems have been, and may be in the future, disrupted from circumstances beyond our control, as we regularly defend against and respond to data security incidents. Cyber-attackers have targeted and accessed, and may in the future again target and, if successful, access, information stored in our or our vendors’ systems in order to misappropriate confidential customer or business information. Due to the ongoing war between Russia and Ukraine, there is an increased possibility of cyberattacks that could either directly or indirectly affect our operations. Although we have implemented procedures to protect our information, and require our vendors to do the same, we cannot be certain that our security systems will successfully defend against, or be able to effectively respond to, rapidly evolving, increasingly sophisticated cyber-attacks as they become more difficult to detect and defend against. Further, a Kroger associate, a contractor or other third party with whom we do business may in the future circumvent our security measures in order to obtain information or may inadvertently cause a breach involving information. In addition, hardware, software or applications we may use may have inherent defects, vulnerabilities, or could be inadvertently or intentionally applied or used in a way that could compromise our information security.

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

FUEL

We sell a significant amount of fuel in our 1,637 fuel centers, which could face increased regulation, including due to climate change or other environmental concerns, and demand could be affected by concerns about the effect of emissions on the environment as well as retail price increases. We are unable to predict future regulations, environmental effects, political unrest, acts of war or terrorism, disruptions to the economy, including but not limited to the COVID-19 pandemic, the war between Russia and Ukraine, and other matters that affect the cost and availability of fuel, and how our customers will react to such factors, which could adversely affect our financial condition, results of operations or cash flows.

ECONOMIC CONDITIONS

Our operating results could be materially affected by changes in overall economic conditions and other economic factors that impact consumer confidence and spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, overall economic slowdown or recession, changes in housing market conditions, changes in government benefits such as SNAP/EBT or child care credits, the availability of credit, interest rates, inflation or deflation, tax rates and other matters could reduce consumer spending. Inflation could materially affect our operating results through increases to our cost of goods, supply chain costs and labor costs. In addition, the economic factors listed above, or any other economic factors or circumstances resulting in higher transportation, labor, insurance or healthcare costs or commodity prices, and other economic factors can increase our merchandise costs and operating, general and administrative expenses and otherwise adversely affect our financial condition, results of operations or cash flows. Increased fuel prices also have an effect on consumer spending and on our costs of producing and procuring products that we sell. A deterioration in overall economic conditions, including the uncertainty caused by inflation rate volatility, could adversely affect our business in many ways, including slowing sales growth, reducing overall sales and reducing gross margins. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit and are therefore reliant on banks and other financial institutions to safeguard and allow ready access to these assets. If banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. We are unable to predict how the global economy and financial markets will perform. If the global economy and financial markets do not perform as we expect, it could adversely affect our business, financial condition, results of operations or cash flows.

COVID-19

COVID-19 has impacted and may continue to impact our business, including our supply chain, store operations and merchandising functions, as well as our associates. While our operations have generally stabilized since the peak of the pandemic, we cannot predict with certainty the extent that our operations may continue to be impacted by any continuing effects of COVID-19 on us or on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any adverse effect on these parties could materially and adversely impact us. To the extent that COVID-19 continues to affect the U.S. and global economy and our business, it may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, implementation of strategic initiatives, cybersecurity threats, payment-related risks, supply chain disruptions, labor availability and cost, litigation and operational risk as a result of regulatory requirements.

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

Additionally, we must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, minimum wages and licensing for the sale of food, drugs, and alcoholic beverages. We cannot predict future laws, regulations, interpretations, administrative orders, or applications, or the effect they will have on our operations. They could, however, significantly increase the cost of doing business. They also could require the reformulation of some of the products that we sell (or manufacture for sale to third parties) to meet new standards. We also could be required to recall or discontinue the sale of products that cannot be reformulated. These changes could result in additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation. Any or all of these requirements could have an adverse effect on our financial condition, results of operations or cash flows.

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

CLIMATE IMPACT

The long-term effects of global climate change present both physical risks, such as extreme weather conditions or rising sea levels, and transition risks, such as regulatory or technology changes, which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy including utilities, which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities are in locations that may be affected by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation and cost increases as a result of climate change or other environmental concerns. Transitioning to alternative energy sources, such as renewable electricity or electric vehicles, and investments in new technologies, could incur higher costs. Regulations limiting greenhouse gas emissions and energy inputs will also increase in coming years, which may increase our costs associated with compliance, tracking, reporting, and sourcing. These events and their impacts could otherwise disrupt and adversely affect our operations and could have an adverse effect on our financial condition, results of operations or cash flows.

SUPPLY CHAIN

Disruption in our global supply chain could negatively affect our business. The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely affect our business. The loss or disruption of such supply arrangements for any reason, labor disputes, loss or impairment of key manufacturing sites, acts of war or terrorism, disruptive global political events, such as the ongoing war between Russia and Ukraine, quality control issues, a supplier’s financial distress, natural disasters or health crises, including the COVID-19 pandemic, regulatory actions or ethical sourcing issues, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have an adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of January 28, 2023, we operated approximately 2,800 owned or leased supermarkets, distribution warehouses and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and finance leases at January 28, 2023, was $53.4 billion while the accumulated depreciation was $28.6 billion.

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

Our common stock is listed on the New York Stock Exchange under the symbol “KR.” As of March 22, 2023, there were 25,062 shareholders of record.

During 2022, we paid two quarterly cash dividends of $0.21 per share and two quarterly cash dividends of $0.26 per share. During 2021, we paid two quarterly cash dividends of $0.18 per share and two quarterly cash dividends of $0.21 per share. On March 1, 2023, we paid a quarterly cash dividend of $0.26 per share. On March 9, 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.26 per share, payable on June 1, 2023, to shareholders of record at the close of business on May 15, 2023. We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our earnings and other factors, including approval by our Board.

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

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN*
Among The Kroger Co., the S&P 500, and Peer Group**
200
150
100
50
02/03/18
02/02/19
02/01/20
01/30/21
01/29/22
01/28/23
The Kroger Co.
S&P 500
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2017	2018	2019	2020	2021	2022
The Kroger Co.	100	97.48	95.47	125.25	161.03	170.17
S&P 500 Index	100	99.94	121.49	142.45	172.36	160.94
Peer Group	100	97.12	117.20	144.16	170.23	164.97

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on February 3, 2018, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Albertsons Companies, Inc. (included from June 26, 2020 when it began trading), Costco Wholesale Corporation, CVS Health Corporation, Koninklijke Ahold Delhaize N.V., Supervalu Inc. (included through October 19, 2018 when it was acquired by United Natural Foods), Target Corp., Walgreens Boots Alliance Inc. and Walmart Inc.

The following table presents information on our purchases of our common shares during the fourth quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased	Purchased Under
	Total Number	Average	as Part of Publicly	the Plans or
	of Shares	Price Paid Per	Announced Plans	Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
November 6, 2022 to December 3, 2022	26,566	$47.90	26,566	$1,000
Second four weeks
December 4, 2022 to December 31, 2022	87,928	$45.83	66,804	$1,000
Third four weeks
January 1, 2023 to January 28, 2023	83,500	$45.15	83,500	$1,000
Total	197,994	$45.82	176,870	$1,000
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2022 contained three 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 21,124 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2022 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

ITEM 6.	RESERVED.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report, as well as Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended January 29, 2022, which provides additional information on comparisons of fiscal years 2021 and 2020. Kroger is unable to provide a full reconciliation of forward-looking GAAP and non-GAAP measures used in this Annual Report on Form 10-K without unreasonable effort because it is not possible to predict certain of our adjustment items with a reasonable degree of certainty. This information is dependent upon future events and may be outside of our control and its unavailability could have a significant effect on future financial results.

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger’s proven value creation model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel food retail business, which is built on Kroger’s strategic assets: our stores, digital ecosystem, Our Brands and our data. These assets, when combined with our go-to-market strategy, deliver a compelling value proposition for our customers. We continue to build long-term customer loyalty through Fresh, Our Brands, Personalization and our seamless shopping experience to drive sustainable sales growth in our retail supermarket business, including fuel and health and wellness. This, in turn, generates the data and traffic that enables our fast growing, high operating margin alternative profit businesses. We are evolving from a traditional food retailer into a more diverse, food first business that we expect will consistently deliver net earnings growth in the future. This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our supermarket business and is supported by continued strategic investments in our customers, associates, and our seamless ecosystem to ensure we deliver a full, friendly and fresh experience for every customer, every time. As more and more customers incorporate ecommerce into their permanent routines, we expect digital sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin, through a balanced model where strategic price investments for our customers, investments in our associates’ wages and benefits and investments in technology to deliver a better associate and customer experience are offset by (i) our cost savings program, which has delivered $1 billion in cost savings annually for the past five fiscal years, (ii) improving our product mix, as we accelerate momentum with our Fresh and Our Brands initiatives, and (iii) growing our alternative profit businesses.

We expect to continue to generate strong free cash flow and are committed to being disciplined with capital deployment in support of our value creation model and stated capital allocation priorities. Our first priority is to invest in the business through attractive high return opportunities that drive long-term sustainable net earnings growth. We are committed to maintaining our current investment grade debt rating and our net total debt to adjusted EBITDA ratio target range of 2.30 to 2.50. We also expect to continue to grow our dividend over time and return excess cash to shareholders via stock repurchases, subject to Board approval. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

We expect our value creation model will result in total shareholder return within our target range of 8% to 11% over time, which does not contemplate the effect of the proposed merger with Albertsons.

2022 EXECUTIVE SUMMARY

We achieved exceptional results in 2022 as we executed on our Leading with Fresh and Accelerating with Digital strategy, building on record years in 2020 and 2021. These results were driven by positive identical sales without fuel of 5.6%, disciplined margin management and strong fuel profitability. Our proven go-to-market strategy enables us to successfully navigate many operating environments, which has allowed us to effectively manage product cost inflation through strong sourcing practices while maintaining competitive prices and helping customers manage their budgets.

Our value proposition, which includes providing great quality, fresh products at affordable prices, data-driven promotions, trusted Our Brands products and our fuel rewards program, is resonating with shoppers and driving total household growth and enhanced customer loyalty. During the year, we continued to invest in wages and the associate experience and in creating zero hunger, zero waste communities, as we believe these components of our strategy are critical to achieving long term sustainable growth. In 2022, our average hourly rates increased by more than 6% and we have now invested an incremental $1.9 billion in associate wages since 2018. Our average hourly rate is now more than $18 and more than $23, when comprehensive benefits are included.

In 2023, we expect to build on this momentum and deliver revenue and adjusted net earnings per diluted share growth on top of the record results achieved over the past three years. We expect to grow revenue by continuing to invest in our customers through competitive pricing and personalization, fresh products and a better shopping experience. Building on our significant investments over the past four years, we will also continue to increase associate wages. We will fund these investments through product mix improvements, cost saving initiatives and growth in our alternative profit businesses. Looking forward, we believe we are well positioned to successfully operate in an evolving economic environment and continue to deliver attractive and sustainable total shareholder return within our target range of 8% to 11% over time, which does not contemplate the effect of the proposed merger with Albertsons.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Fiscal Year
		Percentage
	2022	Change	2021
Sales	$148,258	7.5%	$137,888
Sales without fuel	$129,626	5.2%	$123,210
Net earnings attributable to The Kroger Co.	$2,244	35.6%	$1,655
Adjusted net earnings attributable to The Kroger Co.	$3,104	10.8%	$2,802
Net earnings attributable to The Kroger Co. per diluted common share	$3.06	41.0%	$2.17
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$4.23	14.9%	$3.68
Operating profit	$4,126	18.7%	$3,477
Adjusted FIFO operating profit	$5,079	17.8%	$4,310
Dividends paid	$682	15.8%	$589
Dividends paid per common share	$0.94	20.5%	$0.78
Identical sales excluding fuel	5.6%	N/A	0.2%
FIFO gross margin rate, excluding fuel, bps decrease	(0.09)	N/A	(0.43)
OG&A rate, excluding fuel and Adjusted Items, bps decrease	0.19	N/A	0.61
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end	$14	N/A	$(49)
Share repurchases	$993	N/A	$1,647

OVERVIEW

Notable items for 2022 are:

Shareholder Return

●	Achieved net earnings attributable to The Kroger Co. per diluted common share of $3.06, which represents a 41% increase compared to 2021.

●	Achieved adjusted net earnings attributable to The Kroger Co. per diluted common share of $4.23, which represents a 15% increase compared to 2021.

●	Achieved operating profit of $4.1 billion, which represents a 19% increase compared to 2021.

●	Achieved adjusted FIFO operating profit of $5.1 billion, which represents an 18% increase compared to 2021.

●	Generated cash flows from operations of $4.5 billion.

●	Returned $1.7 billion to shareholders through share repurchases and dividend payments. During the third quarter of 2022, we paused our share repurchase program to prioritize deleveraging following the proposed merger with Albertsons.

Other Financial Results

●	Identical sales, excluding fuel, increased 5.6%, which included identical sales growth in Our Brands categories of 9.0%. Identical sales, excluding fuel, would have grown 5.8% in 2022 if not for the reduction in pharmacy sales from our termination of our agreement with Express Scripts effective December 31, 2022. This terminated agreement had no material effect on profitability.

●	Digital sales increased 4%, which was led by strength in our Delivery solutions, which grew by 25%. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier.

●	We are currently operating in a more volatile inflationary environment and we experienced higher product cost inflation during 2022, compared to 2021. Our LIFO charge for 2022 was $626 million, compared to $197 million in 2021. This increase was attributable to higher product cost inflation primarily in grocery.

●	Achieved cost savings greater than $1 billion for the fifth consecutive year.

Significant Events

●	As previously disclosed, on October 13, 2022, we entered into a merger agreement with Albertsons. In connection with the merger agreement, we entered into a commitment letter for a bridge term loan facility and executed a term loan credit agreement. During the third quarter of 2022, we paused our share repurchase program to prioritize deleveraging following the proposed merger with Albertsons. For additional information about the proposed merger with Albertsons, see Note 16 to the Consolidated Financial Statements.

●	During 2022, we opened four additional Kroger Delivery customer fulfillment centers powered by Ocado’s automated smart platform — one in Dallas, Texas, one in Pleasant Prairie, Wisconsin, one in Romulus, Michigan and one in Aurora, Colorado.

●	During 2022, we recognized legal settlement costs of $85 million, $67 million net of tax, relating to the settlement of all opioid litigation claims with the State of New Mexico. This amount was excluded from our adjusted FIFO operating profit and adjusted net earnings results to reflect the unique and non-recurring nature of the charge. This settlement is not an admission of wrongdoing or liability by Kroger and we will continue to vigorously defend against other claims and lawsuits relating to opioids. This settlement is based on a set of unique and specific facts relating to New Mexico, and we do not believe that the settlement amount or any other terms of our agreement with New Mexico can or should be extrapolated to any other opioid-related cases pending against us. It is our view that this settlement is not a reliable proxy for the outcome of any other cases or the overall level of our exposure.

●	During 2022, we recorded a goodwill and fixed asset impairment charge related to Vitacost.com for $164 million. The talent and capabilities gained through the merger with Vitacost in 2014 have been key to advancing Kroger’s digital platform and growing our digital business to more than $10 billion in annual sales. As our digital strategy has evolved, our primary focus looking forward will be to effectively utilize our Pickup and Delivery capabilities and this reprioritization resulted in the impairment charge. Vitacost.com will continue to operate as an online platform providing great value natural, organic, and eco-friendly products for customers.

OUR BUSINESS

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. Our Company is built on the foundation of our food retail business, which includes the added convenience of our retail pharmacies and fuel centers. Our strategy is focused on growing customer loyalty by delivering great value and convenience, and investing in four strategic pillars: Fresh, Our Brands, Data & Personalization and Seamless.

We also utilize the data and traffic generated by our retail business to deliver incremental value and services for our customers that generates alternative profit streams. These alternative profit streams would not exist without our core retail business.

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

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our combination of assets include the following:

Stores

As of January 28, 2023, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of January 28, 2023, Kroger operated, either directly or through its subsidiaries, 2,719 supermarkets, of which 2,252 had pharmacies and 1,637 had fuel centers. We connect with customers through our expanding seamless ecosystem and the consistent delivery of a full, fresh, and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering.  Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable.

Seamless Digital Ecosystem

We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup, Delivery and Ship. We offer Pickup and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,274 of our supermarkets and provide Delivery, which allows us to offer digital solutions to substantially all of our customers. Our Delivery solutions include orders delivered to customers from retail store locations and customer fulfillment centers powered by Ocado. These channels allow us to serve customers anything, anytime, and anywhere with zero compromise on selection, convenience, and price. We also provide relevant customer-facing apps and interfaces that have the features customers want that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels.

Merchandising and Manufacturing

Our Brands products play an important role in our merchandising strategy and represented over $30 billion of our sales in 2022. We operate 33 food production plants, primarily bakeries and dairies, which supply approximately 30% of Our Brands units and 42% of the grocery category Our Brands units sold in our supermarkets; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.

Our Data

We are evolving from a traditional food retailer into a more diverse, food first business. The traffic and data generated by our retail supermarket business, including pharmacies and fuel centers, is enabling this transformation. Kroger serves approximately 60 million households annually and because of our rewards program, over 90% of customer transactions are tethered to a Kroger loyalty card. Our 20 years of investment in data science capabilities is allowing us to utilize this data to create personalized experiences and value for our customers and is also enabling our fast-growing, high operating margin alternative profit businesses, including data analytic services and third party media revenue. Our retail media business – Kroger Precision Marketing – provides best in class media capabilities for our consumer packaged goods partners and is a key driver of our digital profitability and alternative profit.

Proposed Merger with Albertsons

As previously disclosed, on October 13, 2022, we entered into a merger agreement with Albertsons. The proposed merger is expected to accelerate our go-to-market strategy that includes Fresh, Our Brands, Personalization and Seamless, and continue our track record of investments across lowering prices, enhancing the customer experience, and increasing associate wages and benefits. For additional information about the proposed merger with Albertsons, see Note 16 to the Consolidated Financial Statements.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for 2022 include the following, which we define as the “2022 Adjusted Items:”

●	Charges to operating, general and administrative expenses (“OG&A”) of $25 million, $19 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds, $20 million, $15 million net of tax, for the revaluation of Home Chef contingent consideration, $44 million, $34 million net of tax, for merger related costs, $85 million, $67 million net of tax, for legal settlement costs and $164 million for goodwill and fixed asset impairment charges related to Vitacost.com (the “2022 OG&A Adjusted Items”).

●	Losses in other income (expense) of $728 million, $561 million net of tax, for the unrealized loss on investments (the “2022 Other Income (Expense) Adjusted Items”).

Net earnings for 2021 include the following, which we define as the “2021 Adjusted Items:”

●	Charges to OG&A of $449 million, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund, $66 million, $50 million net of tax, for the revaluation of Home Chef contingent consideration and $136 million, $104 million net of tax, for transformation costs (the “2021 OG&A Adjusted Items”).

●	Losses in other income (expense) of $87 million, $68 million net of tax, related to company-sponsored pension plan settlements and $821 million, $628 million net of tax, for the unrealized loss on investments (the “2021 Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $47 million primarily due to the completion of income tax audit examinations covering multiple years.

Net earnings for 2020 include the following, which we define as the “2020 Adjusted Items:”

●	Charges to OG&A of $989 million, $754 million net of tax, for commitments to certain multi-employer pension funds, $189 million, $141 million net of tax, for the revaluation of Home Chef contingent consideration and $111 million, $81 million net of tax, for transformation costs (the “2020 OG&A Adjusted Items”).

●	Gains in other income (expense) of $1.1 billion, $821 million net of tax, for the unrealized gain on investments (the “2020 Other Income (Expense) Adjusted Item”).

The table below provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share excluding the 2022, 2021 and 2020 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2022	2021	2020
Net earnings attributable to The Kroger Co.	$2,244	$1,655	$2,585
(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	19	344	754
Adjustment for company-sponsored pension plan settlement charges(1)(3)	—	68	—
Adjustment for loss (gain) on investments(1)(4)	561	628	(821)
Adjustment for Home Chef contingent consideration(1)(5)	15	50	141
Adjustment for transformation costs(1)(6)	—	104	81
Adjustment for merger related costs(1)(7)	34	—	—
Adjustment for legal settlement costs(1)(8)	67	—	—
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com(1)(9)	164	—	—
Adjustment for income tax audit examinations(1)	—	(47)	—
Total Adjusted Items	860	1,147	155

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$3,104	$2,802	$2,740

Net earnings attributable to The Kroger Co. per diluted common share	$3.06	$2.17	$3.27
(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(10)	0.03	0.45	0.95
Adjustment for company-sponsored pension plan settlement charges(10)	—	0.09	—
Adjustment for loss (gain) on investments(10)	0.76	0.83	(1.05)
Adjustment for Home Chef contingent consideration(10)	0.02	0.07	0.18
Adjustment for transformation costs(10)	—	0.14	0.12
Adjustment for merger related costs(10)	0.05	—	—
Adjustment for legal settlement costs(10)	0.09	—	—
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com(10)	0.22	—	—
Adjustment for income tax audit examinations(10)	—	(0.07)	—
Total Adjusted Items	1.17	1.51	0.20

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$4.23	$3.68	$3.47

Average numbers of common shares used in diluted calculation	727	754	781
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $25 in 2022, $449 in 2021 and $989 in 2020.
(3)	The pre-tax adjustment for company-sponsored pension plan settlement charges was $87.
(4)	The pre-tax adjustment for loss (gain) on investments was $728 in 2022, $821 in 2021 and ($1,105) in 2020.
(5)	The pre-tax adjustment for Home Chef contingent consideration was $20 in 2022, $66 in 2021 and $189 in 2020.
(6)	The pre-tax adjustment for transformation costs was $136 in 2021 and $111 in 2020. Transformation costs primarily include costs related to store and business closure costs and third party professional consulting fees associated with business transformation and cost saving initiatives.
(7)	The pre-tax adjustment for merger related costs was $44. Merger related costs primarily include third-party professional fees and credit facility fees associated with the proposed merger with Albertsons.
(8)	The pre-tax adjustment for legal settlement costs was $85.
(9)	The pre-tax and after-tax adjustments for goodwill and fixed asset impairment charges related to Vitacost.com was $164.
(10)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

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

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		Percentage		Percentage
	2022	Change(1)	2021	Change(2)	2020
Total sales to retail customers without fuel(3)	$128,664	5.2%	$122,293	0.1%	$122,134
Supermarket fuel sales	18,632	26.9%	14,678	54.7%	9,486
Other sales(4)	962	4.9%	917	4.4%	878
Total sales	$148,258	7.5%	$137,888	4.1%	$132,498
(1)	This column represents the percentage change in 2022 compared to 2021.
(2)	This column represents the percentage change in 2021 compared to 2020.
(3)	Digital sales are included in the “total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased approximately 4% in 2022, decreased approximately 3% in 2021 and grew approximately 116% in 2020. Digital sales growth for 2022 was led by strength in our Delivery solutions, which grew by 25% in 2022. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network. The change in results for 2021 compared to 2020 is primarily due to cycling COVID-19 trends. While digital sales decreased 3% during 2021, almost all customers who reduced their online spend during the year continued to shop with us in store, highlighting the power of our seamless ecosystem and our ability to create a meaningful customer experience across channels.
(4)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increase in 2022, compared to 2021, and the increase in 2021, compared to 2020, is primarily due to an increase in data analytic services and third-party media revenue, partially offset by decreased external sales at food production plants due to the closing of a plant during 2021.

Total sales increased in 2022, compared to 2021, by 7.5%. The increase was primarily due to increases in supermarket fuel sales and total sales to retail customers without fuel. Total sales, excluding fuel, increased 5.2% in 2022, compared to 2021, which was primarily due to our identical sales increase, excluding fuel, of 5.6%, partially offset by discontinued patient therapies at Kroger Specialty Pharmacy. Identical sales, excluding fuel, for 2022, compared to 2021, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket and the termination of our agreement with Express Scripts. Identical sales without fuel would have grown 5.8% in 2022 if not for the reduction in pharmacy sales from our termination of our agreement with Express Scripts effective December 31, 2022. Total supermarket fuel sales increased 26.9% in 2022, compared to 2021, primarily due to an increase in the average retail fuel price of 28.5%, partially offset by a decrease in fuel gallons sold of 1.2%, which was less than the national average decline. The increase in the average retail fuel price was caused by an increase in the product cost of fuel.

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

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. We define Kroger Delivery identical sales powered by Ocado based on geography. We include Kroger Delivery sales powered by Ocado as identical if the delivery occurs in an existing Kroger supermarket geography. If the Kroger Delivery sales powered by Ocado occur in a new geography, these sales are included as identical when deliveries have occurred to the new geography for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for 2022 and 2021.

Identical Sales

($ in millions)

	2022	2021
Excluding fuel	$127,635	$120,846
Excluding fuel	5.6%	0.2%

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rates, as a percentage of sales, were 21.43% in 2022 and 22.01% in 2021. The decrease in rate in 2022, compared to 2021, resulted primarily from increased fuel sales, which have a lower gross margin rate, a decrease in our fuel gross margin, increased shrink, as a percentage of sales, and a higher LIFO charge, partially offset by our ability to effectively manage product cost inflation through strong sourcing practices while maintaining competitive prices and helping customers manage their budgets and the cycling of a write down related to a donation of personal protective equipment inventory from the prior year.

Our LIFO charge was $626 million in 2022 and $197 million in 2021. The increase in our LIFO charge was attributable to higher product cost inflation primarily in grocery.

Our FIFO gross margin rate, which excludes the LIFO charge, was 21.86% in 2022, compared to 22.15% in 2021. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 9 basis points in 2022, compared to 2021. This decrease resulted primarily from increased shrink, as a percentage of sales, partially offset by our ability to effectively manage product cost inflation through strong sourcing practices while maintaining competitive prices and helping customers manage their budgets and the cycling of a write down related to a donation of personal protective equipment inventory from the prior year.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.09% in 2022 and 16.83% in 2021. The decrease in 2022, compared to 2021, resulted primarily from the effect of sales leverage across fuel and supermarkets, which decreases our OG&A rate, as a percentage of sales, lower contributions to multi-employer pension plans, decreased healthcare costs, the 2021 OG&A Adjusted Items and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates, costs related to strategic investments in various margin expansion initiatives that will drive future growth and the 2022 OG&A Adjusted Items.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2022 OG&A Adjusted Items and the 2021 OG&A Adjusted Items, our OG&A rate decreased 19 basis points in 2022, compared to 2021. This decrease resulted primarily from the effect of supermarket sales leverage, which decreases our OG&A rate, as a percentage of sales, lower contributions to multi-employer pension plans, decreased healthcare costs and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions, partially offset by investments in our associates and costs related to strategic investments in various margin expansion initiatives that will drive future growth.

Rent Expense

Rent expense was $839 million, or 0.57% of sales, for 2022, compared to $845 million, or 0.61% of sales, for 2021. Rent expense, as a percentage of sales, decreased 4 basis points in 2022, compared to 2021, primarily due to sales leverage and the completion of a property transaction during the first quarter of 2021 related to 28 previously leased properties that we are now accounting for as owned locations and therefore recognizing depreciation and amortization expense over their useful life. For additional information about this transaction, see Note 5 to the Consolidated Financial Statements.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.0 billion, or 2.00% of sales, for 2022, compared to $2.8 billion, or 2.05% of sales, for 2021. Depreciation and amortization expense, as a percentage of sales, decreased 5 basis points in 2022, compared to 2021, primarily due to sales leverage.

Operating Profit and FIFO Operating Profit

Operating profit was $4.1 billion, or 2.78% of sales, for 2022, compared to $3.5 billion, or 2.52% of sales, for 2021. Operating profit, as a percentage of sales, increased 26 basis points in 2022, compared to 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by an increased LIFO charge and a lower FIFO gross margin rate. Fuel earnings also contributed to our operating profit growth for 2022, compared to 2021.

FIFO operating profit was $4.8 billion, or 3.21% of sales, for 2022, compared to $3.7 billion, or 2.66% of sales, for 2021. FIFO operating profit, as a percentage of sales, excluding the 2022 and 2021 Adjusted Items, increased 30 basis points in 2022, compared to 2021, due to decreased OG&A expense, as a percentage of sales, partially offset by a lower FIFO gross margin rate. Fuel earnings also contributed to our FIFO operating profit growth for 2022, compared to 2021.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2022 and 2021 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	2022	2021
Operating profit	$4,126	$3,477
LIFO charge	626	197

FIFO Operating profit	4,752	3,674

Adjustment for pension plan withdrawal liabilities	25	449
Adjustment for Home Chef contingent consideration	20	66
Adjustment for transformation costs(1)	—	136
Adjustment for merger related costs(2)	44	—
Adjustment for legal settlement costs	85	—
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com	164	—
Other	(11)	(15)

2022 and 2021 Adjusted items	327	636

Adjusted FIFO operating profit excluding the adjusted items above	$5,079	$4,310
(1)	Transformation costs primarily include costs related to third-party professional consulting fees associated with business transformation and cost saving initiatives.
(2)	Merger related costs primarily include third party professional fees and credit facility fees associated with the proposed merger with Albertsons.

Interest Expense

Interest expense totaled $535 million in 2022 and $571 million in 2021. The decrease in interest expense in 2022, compared to 2021, was primarily due to decreased average total outstanding debt throughout 2022, compared to 2021, including both the current and long-term portions of obligations under finance leases, and increased interest income earned on our cash and temporary cash investments due to rising interest rates throughout 2022, compared to 2021.

Income Taxes

Our effective income tax rate was 22.5% in 2022 and 18.8% in 2021. The 2022 tax rate differed from the federal statutory rate due to the effect of state income taxes and non-deductible goodwill impairment charges related to Vitacost.com, partially offset by the benefit from share-based payments and the utilization of tax credits. The 2021 tax rate differed from the federal statutory rate due to a discrete benefit of $47 million which was primarily from the favorable outcome of income tax audit examinations covering multiple years, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $3.06 per diluted share for 2022 represented an increase of 41.0% compared to net earnings of $2.17 per diluted share for 2021. Adjusted net earnings of $4.23 per diluted share for 2022 represented an increase of 14.9% compared to adjusted net earnings of $3.68 per diluted share for 2021. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, increased fuel earnings and lower weighted average common shares outstanding due to common share repurchases, partially offset by a higher LIFO charge and higher income tax expense.

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

The following table provides a calculation of ROIC for 2022 and 2021 on a 52 week basis ($ in millions):

	Fiscal Year Ended
	January 28,	January 29,
	2023	2022
Return on Invested Capital
Numerator
Operating profit	$4,126	$3,477
LIFO charge	626	197
Depreciation and amortization	2,965	2,824
Rent	839	845
Adjustment for Home Chef contingent consideration	20	66
Adjustment for pension plan withdrawal liabilities	25	449
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com	164	—
Adjustment for merger related costs	44	—
Adjustment for transformation costs	—	136
Adjustment for legal settlement costs	85	—
Adjusted ROIC operating profit	$8,894	$7,994

Denominator
Average total assets	$49,355	$48,874
Average taxes receivable(1)	(137)	(54)
Average LIFO reserve	1,883	1,472
Average accumulated depreciation and amortization(2)	27,843	24,868
Average trade accounts payable	(7,118)	(6,898)
Average accrued salaries and wages	(1,741)	(1,575)
Average other current liabilities(3)	(6,333)	(5,976)
Average invested capital	$63,752	$60,711
Return on Invested Capital	13.95%	13.17%
(1)Taxes receivable were $231 as of January 28, 2023, $42 as of January 29, 2022 and $66 as of January 30, 2021.
(2)Accumulated depreciation and amortization includes depreciation for property, plant and equipment and amortization for definite-lived intangible assets.
(3)Other current liabilities included accrued income taxes of $9 as of January 30, 2021. We did not have any accrued income taxes as of January 28, 2023 or January 29, 2022. Accrued income taxes are removed from other current liabilities in the calculation of average invested capital.

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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores.  If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value. Fair value is determined based on market values or discounted future cash flows. We record impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions.  We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. We recorded asset impairments in the normal course of business totaling $68 million in 2022 and $64 million in 2021. We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as OG&A expense.

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

Goodwill

Our goodwill totaled $2.9 billion as of January 28, 2023. We review goodwill for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events.  We perform reviews of each of our operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment.  We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future.  We recognize goodwill impairment for any excess of a reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

In 2022, we recorded a goodwill impairment charge for Vitacost.com totaling $160 million. The talent and capabilities gained through the merger with Vitacost in 2014 have been key to advancing Kroger’s digital platform and growing our digital business to more than $10 billion in annual sales. As our digital strategy has evolved, our primary focus looking forward will be to effectively utilize our Pickup and Delivery capabilities. This reprioritization resulted in reduced long-term profitability expectations and a decline in the market value for one underlying channel of business and led to the impairment charge. Vitacost.com will continue to operate as an online platform providing great value natural, organic, and eco-friendly products for customers.

The annual evaluation of goodwill performed in 2022, 2021 and 2020 did not result in impairment for any of our reporting units other than Vitacost.com described above. Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably likely. A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

The 2022 fair value of our Kroger Specialty Pharmacy (“KSP”) reporting unit was estimated using multiple valuation techniques: a discounted cash flow model (income approach), a market multiple model and a comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s projected future cash flows, estimates of revenue growth rates, margin assumptions and an appropriate discount rate. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples. Our KSP reporting unit has a goodwill balance of $243 million.

For additional information relating to our results of the goodwill impairment reviews performed during 2022, 2021 and 2020, see Note 2 to the Consolidated Financial Statements.

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

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  We made cash contributions to these plans of $620 million in 2022, $1.1 billion in 2021 and $619 million in 2020. The decrease in 2022, compared to 2021, and the increase in 2021, compared to 2020, are due to the contractual payments we made in 2021 related to our commitments established for the restructuring of certain multi-employer pension plan agreements.

We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans as it relates to our associates who are beneficiaries of these plans.  These under-fundings are not our liability. When an opportunity arises that is economically feasible and beneficial to us and our associates, we may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan.  The commitments from these restructurings do not change our debt profile as it relates to our credit rating since these off-balance sheet commitments are typically considered in our investment grade debt rating. We are currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and have sole investment authority over these assets. Significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

●	In 2022, we incurred a $25 million charge, $19 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds.

●	In 2021, we incurred a $449 million charge, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund.

●	In 2020, we incurred a $989 million charge, $754 million net of tax, for commitments to certain multi-employer pension funds.

As we continue to work to find solutions to under-funded multi-employer pension plans, it is possible we could incur withdrawal liabilities for certain funds.

Based on the most recent information available to us, we believe the present value of actuarially accrued liabilities in most of these multi-employer plans exceeds the value of the assets held in trust to pay benefits, and we expect that our contributions to most of these funds will increase over the next few years. We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2022.  Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding.  Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.

As of December 31, 2022, we estimate our share of the underfunding of multi-employer pension plans to which we contribute was approximately $2.5 billion, $1.9 billion net of tax. This represents an increase in the estimated amount of underfunding of approximately $1.4 billion, $1.1 billion net of tax, as of December 31, 2022, compared to December 31, 2021. The increase in the amount of underfunding is primarily attributable to lower than expected returns on assets in the funds during 2022. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

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

The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, established a special financial assistance program for financially troubled multi-employer pension plans. Under the ARP Act, eligible multi-employer plans can apply to receive a cash payment in an amount projected by the Pension Benefit Guaranty Corporation to pay pension benefits through the plan year ending 2051. At the end of 2022, we expect certain multi-employer pension plans in which we participate, for which our estimated share of underfunding is approximately $1.0 billion, $750 million net of tax, to apply for funding in 2023, which may reduce a portion of our share of unfunded multi-employer pension plan liabilities.

See Note 15 to the Consolidated Financial Statements for more information relating to our participation in these multi-employer pension plans.

NEW ACCOUNTING STANDARDS

Refer to Note 17 to the Consolidated Financial Statements for recently issued accounting standards not yet adopted as of January 28, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net (decrease) increase in cash and temporary cash investments for 2022 and 2021:

	Fiscal Year

	2022	2021
Net cash provided by (used in)
Operating activities	$4,498	$6,190
Investing activities	(3,015)	(2,611)
Financing activities	(2,289)	(3,445)
Net (decrease) increase in cash and temporary cash investments	$(806)	$134

Net cash provided by operating activities

We generated $4.5 billion of cash from operations in 2022, compared to $6.2 billion in 2021. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $7.7 billion of operating cash flow in 2022 compared to $6.4 billion in 2021. Cash used by operating activities for changes in operating assets and liabilities, including working capital, was $3.2 billion in 2022 compared to $229 million in 2021. The increase in cash used by operating activities for changes in operating assets and liabilities, including working capital, in 2022 compared to 2021, and compared to management’s expectations, was primarily due to a variety of factors, including the effect of higher inflation on inventory balances, some forward buying of inventory to protect margins, and the timing of payments related to certain trade accounts payable and receivables. Specifically:

●	An increase in pharmacy receivables at the end of 2022, compared to the end of 2021, primarily due to timing of cash receipts;

●	An increase in FIFO inventory at the end of 2022, compared to the end of 2021, primarily due to rising costs resulting from continued inflationary cost pressures, in stock inventory returning to pre-pandemic levels due to a reduction of supply chain constraints and increased forward buying to protect gross margin;

●	A decrease in prepaid and other current assets at the end of 2021, compared to the end of 2020, primarily due to the transfer of prepaid escrow funds in the first quarter of 2021 to fulfill obligations related to the restructuring of multi-employer pension plans;

●	An increase in trade accounts payable at the end of 2021, compared to the end of 2020, primarily due to timing of payments;

●	An increase in cash used by operating activities for changes in accrued expenses in 2022, compared to 2021, primarily due to the following:

o	An increase in accrued payroll at the end of 2021, compared to the end of 2020, primarily due to timing of payments;

o	A decrease in accrued expenses at the end of 2022, compared to the end of 2021, primarily due to the payment of the employer portion of social security tax in 2022 that had previously been deferred under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was enacted in 2020; and

●	An increase in income taxes receivable at the end of 2022, compared to the end of 2021, primarily due to the implementation of a tax planning strategy toward the end of 2022.

Cash paid for taxes increased in 2022, compared to 2021, primarily due to higher taxable income in 2022, compared to 2021.

Net cash used by investing activities

Investing activities used cash of $3.0 billion in 2022, compared to $2.6 billion in 2021. The amount of cash used by investing activities increased in 2022, compared to 2021, primarily due to increased payments for property and equipment in 2022.

Net cash used by financing activities

We used $2.3 billion of cash for financing activities in 2022, compared to $3.4 billion in 2021. The amount of cash used for financing activities decreased in 2022, compared to 2021, primarily due to the following:

●	Decreased payments on long-term debt including obligations under finance leases; and

●	Decreased treasury stock purchases;

●	Partially offset by decreased proceeds from financing arrangement.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, totaled $3.3 billion in 2022 and $3.2 billion in 2021. Capital investments for the purchase of leased facilities totaled $21 million in 2022. We did not purchase any leased facilities in 2021. Our capital priorities align directly with our value creation model and our target to consistently grow net earnings. Our capital program includes initiatives to enhance the customer experience in stores, improve our process efficiency and enhance our digital capabilities through technology developments. As such, we increased our allocation of capital investments related to digital and technology compared to prior years. These investments are expected to drive digital sales growth and improve operating efficiency by removing cost and waste from our business.

The table below shows our supermarket storing activity and our total supermarket square footage for 2022, 2021 and 2020:

Supermarket Storing Activity

	2022	2021	2020
Beginning of year	2,726	2,742	2,757
Opened	3	4	5
Opened (relocation)	1	4	6
Closed (operational)	(10)	(20)	(20)
Closed (relocation)	(1)	(4)	(6)
End of year	2,719	2,726	2,742

Total supermarket square footage (in millions)	179	179	179

Debt Management

Total debt, including both the current and long-term portions of obligations under finance leases, increased $14 million to $13.4 billion as of year-end 2022 compared to 2021. This increase resulted primarily from a net increase in obligations under finance leases of $466 million primarily related to our four additional Kroger Delivery customer fulfillment center openings during 2022, partially offset by the payment of $400 million of senior notes bearing an interest rate of 2.80%.

Common Share Repurchase Programs

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and allow for the orderly repurchase of our common shares, from time to time.  The share repurchase programs do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. We made open market purchases of our common shares totaling $821 million in 2022 and $1.4 billion in 2021. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

In addition to these repurchase programs, we also repurchase common shares to reduce dilution resulting from our employee stock option plans.  This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.  We repurchased approximately $172 million in 2022 and $225 million in 2021 of our common shares under the stock option program.

On December 30, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “December 2021 Repurchase Program”). The December 2021 Repurchase Program was exhausted during the third quarter of 2022. On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “September 2022 Repurchase Program”). No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

The shares we repurchased in 2022 were reacquired under the following share repurchase programs:

●	The December 2021 Repurchase Program.

●	A program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

As of January 28, 2023, there was $1.0 billion remaining under the September 2022 Repurchase Program.

Dividends

The following table provides dividend information for 2022 and 2021 ($ in millions, except per share amounts):

	2022	2021
Cash dividends paid	$682	$589
Cash dividends paid per common share	$0.94	$0.78

Liquidity Needs

We held cash and temporary cash investments of $1.0 billion, as of the end of 2022, which reflects our elevated operating performance over the last few years. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

The table below summarizes our short-term and long-term material cash requirements, based on year of maturity or settlement, as of January 28, 2023 (in millions of dollars):

	2023	2024	2025	2026	2027	Thereafter	Total
Contractual Obligations(1)(2)
Long-term debt(3)	$1,153	$25	$84	$1,386	$607	$8,037	$11,292
Interest on long-term debt(4)	480	439	422	400	376	4,548	6,665
Finance lease obligations	228	226	222	221	223	1,492	2,612
Operating lease obligations	930	864	791	740	683	5,688	9,696
Self-insurance liability(5)	236	162	106	65	38	105	712
Construction commitments(6)	1,718	—	—	—	—	—	1,718
Purchase obligations(7)	725	330	274	303	283	1,937	3,852
Total	$5,470	$2,046	$1,899	$3,115	$2,210	$21,807	$36,547
(1)	The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $38 million in 2022. For additional information about these obligations, see Note 14 to the Consolidated Financial Statements. This table also excludes contributions under various multi-employer pension plans, which totaled $620 million in 2022. For additional information about these multi-employer pension plans, see Note 15 to the Consolidated Financial Statements.
(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of January 28, 2023, we had no outstanding commercial paper and no borrowings under our credit facility.
(4)	Amounts include contractual interest payments using the interest rate as of January 28, 2023 and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in “Other current liabilities” in our Consolidated Balance Sheets.
(7)	Amounts include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our food production plants and several contracts to purchase energy to be used in our stores and food production plants. Our obligations also include management fees for facilities operated by third parties and outside service contracts. Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets. We included our future commitments for customer fulfillment centers for which we have placed an order as of January 28, 2023. We did not include our commitments associated with additional customer fulfillment centers that have not yet been ordered. We expect our future commitments for customer fulfillment centers will continue to grow as we place orders for additional customer fulfillment centers.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of January 28, 2023, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, settlement of interest rate swap liabilities, servicing our lease obligations, self-insurance liabilities, capital investments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

As previously disclosed, on October 13, 2022, we entered into a merger agreement with Albertsons. We expect to meet our liquidity needs for the proposed merger with cash and temporary cash investments on hand as of the merger closing date, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program, senior notes issuances, bank credit facility and other sources of financing. In connection with the proposed merger, we entered into a commitment letter for a bridge term loan facility and executed a term loan credit agreement. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons. For additional information about the proposed merger with Albertsons, see Note 16 to the Consolidated Financial Statements.

For additional information about our debt activity in 2022, see Note 5 to the Consolidated Financial Statements.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper program.  At January 28, 2023, we had no outstanding commercial paper. Commercial paper borrowings are backed by our credit facility and reduce the amount we can borrow under the credit facility. If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program.  This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity.  However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis. Factors that could affect our credit rating include changes in our operating performance and financial position, the state of the economy, the current inflationary environment, conditions in the food retail industry and changes in our business model. Further information on the risks and uncertainties that can affect our business can be found in the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K. Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost and applicable margin on borrowings under the credit facility could be affected by a downgrade in our Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company. As of March 22, 2023, we had no commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio (our “financial covenant”).  A failure to maintain our financial covenant would impair our ability to borrow under the credit facility. This financial covenant is described below:

●	Our Leverage Ratio (the ratio of Net Debt to Adjusted EBITDA, as defined in the credit facility) was 1.34 to 1 as of January 28, 2023. If this ratio were to exceed 3.50 to 1, we would be in default of our revolving credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 5 to the Consolidated Financial Statements.  We were in compliance with our financial covenant at January 28, 2023.

As of January 28, 2023, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of January 28, 2023, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of January 28, 2023.

In connection with the proposed merger with Albertsons, on October 13, 2022, we entered into a commitment letter with certain lenders pursuant to which the lenders have committed to provide a 364-day $17.4 billion senior unsecured bridge term loan facility. The commitments are intended to be drawn to finance the proposed merger with Albertsons only to the extent we do not arrange for alternative financing prior to closing. As alternative financing for the proposed merger is secured, the commitments with respect to the bridge term loan facility under the commitment letter will be reduced.

On November 9, 2022, we executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the proposed merger with Albertsons and certain other customary conditions to funding, (1) senior unsecured term loans in an aggregate principal amount of $3.0 billion maturing on the third anniversary of the proposed merger closing date and (2) senior unsecured term loans in an aggregate principal amount of $1.75 billion maturing on the date that is 18 months after the proposed merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities will be used to pay a portion of the consideration and other amounts payable in connection with the proposed merger with Albertsons. The duration of the Term Loan Facilities will allow us to achieve our net total debt to adjusted EBITDA ratio target range of 2.30 to 2.50 within the first 18 to 24 months after the proposed merger closing date. The entry into the term loan credit agreement reduced the commitments under our bridge facility commitment letter from $17.4 billion to $12.65 billion. Borrowings under the Term Loan Facilities will bear interest at rates that vary based on the type of loan and our debt rating.

In addition to the available credit mentioned above, as of January 28, 2023, we had authorized for issuance $3.3 billion of securities remaining under a shelf registration statement filed with the SEC and effective on May 20, 2022.

We maintain surety bonds related primarily to our self-insured workers’ compensation claims.  These bonds are required by most states in which we are self-insured for workers’ compensation and are placed with predominately third-party insurance providers to insure payment of our obligations in the event we are unable to meet our claim payment obligations up to our self-insured retention levels. These bonds do not represent liabilities of ours, as we already have reserves on our books for the claims costs. Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of, or access to, such bonds.  Although we do not believe increased costs or decreased availability would significantly affect our ability to access these surety bonds, if this does become an issue, we would issue letters of credit, in states where allowed, to meet the state bonding requirements.  This could increase our cost or decrease the funds available under our credit facility if the letters of credit were issued against our credit facility. We had $467 million of outstanding surety bonds as of January 28, 2023. These surety bonds expire during fiscal year 2023 and are expected to be renewed.

We have standby letters of credit outstanding as part of our insurance program and for other business purposes. The letters of credit for our insurance program collateralize obligations to our insurance carriers in connection with the settlement of potential claims. We have also provided a letter of credit which supports our commitment to build a certain number of fulfillment centers. The balance of this letter of credit reduces primarily upon the construction of each fulfillment center. If we do not reach our total purchase commitment, we will be responsible for the balance remaining on the letter of credit. We had $310 million of outstanding standby letters of credit as of January 28, 2023. These standby letters of credit expire during fiscal year 2023 and are expected to be renewed. Letters of credit do not represent liabilities of ours and are not reflected in the Company’s Consolidated Balance Sheets.

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

As of January 28, 2023, we maintained five forward-starting interest rate swap agreements with a maturity date of August 1, 2027 with an aggregate notional amount totaling $5.4 billion. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt. The fixed interest rates for these forward-starting interest rate swaps range from 3.00% to 3.78%. The variable rate component on the forward-starting interest rate swaps is the Secured Overnight Financing Rate (SOFR). A notional amount of $2.4 billion of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP. Accordingly, the changes in fair value of these forward-starting interest rate swaps are recorded to other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. As of January 28, 2023, the fair value of the interest rate swaps designated as cash flow hedges was recorded in “Other long-term liabilities” for $116 million and accumulated other comprehensive loss for $89 million, net of tax. The remainder of the notional amount of $3.0 billion of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings. As of January 28, 2023, the fair value of these swaps was recorded in “Other long-term liabilities” for $142 million. During 2022, we recognized an unrealized loss of $142 million that is included in “(Loss) gain on investments” in our Consolidated Statements of Operations. We had no forward-starting interest rate swap agreements outstanding as of January 29, 2022.

Annually, we review with the Finance Committee of our Board of Directors compliance with the guidelines described above. The guidelines may change as our business needs dictate.

The tables below provide information about our underlying debt portfolio as of January 28, 2023 and January 29, 2022. The amounts shown for each year represent the contractual maturities of long-term debt, excluding finance leases, as of January 28, 2023 and January 29, 2022. Interest rates reflect the weighted average rate for the outstanding instruments. The variable rate debt is based on a reference rate using the forward yield curve as of January 28, 2023 and January 29, 2022. The Fair Value column includes the fair value of our debt instruments as of January 28, 2023 and January 29, 2022. We had no outstanding interest rate derivatives classified as fair value hedges as of January 28, 2023 or January 29, 2022. See Notes 5, 6 and 7 to the Consolidated Financial Statements.

	January 28, 2023
	Expected Year of Maturity
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate	$(1,118)	$(3)	$(3)	$(1,386)	$(607)	$(8,037)	$(11,154)	$(10,455)
Average interest rate	4.52%	1.53%	3.64%	4.26%	4.68%	4.54%
Variable rate	$(35)	$(22)	$(81)	$—	$—	$—	$(138)	$(138)
Average interest rate	6.32%	7.07%	1.70%	—	—	—

	January 29, 2022
	Expected Year of Maturity
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate	$(416)	$(1,107)	$(5)	$(3)	$(1,387)	$(8,688)	$(11,606)	$(13,050)
Average interest rate	4.38%	4.50%	1.51%	3.53%	4.27%	4.46%
Variable rate	$(35)	$(23)	$—	$(81)	$—	$—	$(139)	$(139)
Average interest rate	1.86%	2.61%	—	0.12%	—	—

Based on our year-end 2022 variable rate debt levels, a 10 percent change in interest rates would be immaterial. See Note 6 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

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

As of January 28, 2023 and January 29, 2022, we had no commodity derivative contracts outstanding.

Equity Investment Risk

We are exposed to market price volatility for our investment in Ocado Group plc (“Ocado”), which is measured at fair value through net earnings. Fair value adjustments flow through “(Loss) gain on investments” in our Consolidated Statements of Operations. The change in fair value of this investment resulted in an unrealized (loss) gain on investments of ($586) million in 2022, ($821) million in 2021 and $1.0 billion in 2020. As of January 28, 2023, the value of our investment in Ocado was $401 million. As of January 28, 2023, a 10% change in the fair value of this investment would be approximately $40 million. For additional details on this investment, see Note 7 to the Consolidated Financial Statements.

Company-Sponsored Benefit Plans

We sponsor defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. Changes in interest rates affect our liabilities associated with these retirement plans, as well as the amount of expense recognized for these retirement plans. Increased interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. The target plan asset allocations are established based on our LDI strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability. As of January 28, 2023, our defined benefit pension plans had total investment assets of $2.5 billion. Declines in the fair value of plan assets could diminish the funded status of our defined benefit pension plans and potentially increase our requirement to make contributions to these plans. For additional details, see Note 14 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements of The Kroger Co.

For the Fiscal Year Ended January 28, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Kroger Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kroger Co. and its subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended January 28, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Kroger Specialty Pharmacy (“KSP”) Reporting Unit

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.9 billion as of January 28, 2023 and the goodwill associated with the KSP reporting unit was $243 million. Management reviews goodwill annually for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. The fair value of a reporting unit is compared to its carrying value for purposes of identifying potential impairment. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The fair value of the Company's KSP reporting unit was estimated using multiple valuation techniques, a discounted cash flow model (income approach), a market multiple model and comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s estimates of revenue growth rates, margin assumptions, and discount rate to estimate future cash flows. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 28, 2023

We have served as the Company’s auditor since 1929.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	January 28,	January 29,
(In millions, except par amounts)	2023	2022
ASSETS
Current assets
Cash and temporary cash investments	$1,015	$1,821
Store deposits in-transit	1,127	1,082
Receivables	2,234	1,828
FIFO inventory	9,756	8,353
LIFO reserve	(2,196)	(1,570)
Prepaid and other current assets	734	660
Total current assets	12,670	12,174

Property, plant and equipment, net	24,726	23,789
Operating lease assets	6,662	6,695
Intangibles, net	899	942
Goodwill	2,916	3,076
Other assets	1,750	2,410

Total Assets	$49,623	$49,086

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,310	$555
Current portion of operating lease liabilities	662	650
Trade accounts payable	7,119	7,117
Accrued salaries and wages	1,746	1,736
Other current liabilities	6,401	6,265
Total current liabilities	17,238	16,323

Long-term debt including obligations under finance leases	12,068	12,809
Noncurrent operating lease liabilities	6,372	6,426
Deferred income taxes	1,672	1,562
Pension and postretirement benefit obligations	436	478
Other long-term liabilities	1,823	2,059

Total Liabilities	39,609	39,657

Commitments and contingencies see Note 12

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2022 and 2021	1,918	1,918
Additional paid-in capital	3,805	3,657
Accumulated other comprehensive loss	(632)	(467)
Accumulated earnings	25,601	24,066
Common shares in treasury, at cost, 1,202 shares in 2022 and 1,191 shares in 2021	(20,650)	(19,722)

Total Shareowners’ Equity - The Kroger Co.	10,042	9,452
Noncontrolling interests	(28)	(23)

Total Equity	10,014	9,429

Total Liabilities and Equity	$49,623	$49,086

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 28, 2023, January 29, 2022 and January 30, 2021

	2022	2021	2020
(In millions, except per share amounts)	(52 weeks)	(52 weeks)	(52 weeks)
Sales	$148,258	$137,888	$132,498

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	116,480	107,539	101,597
Operating, general and administrative	23,848	23,203	24,500
Rent	839	845	874
Depreciation and amortization	2,965	2,824	2,747

Operating profit	4,126	3,477	2,780

Other income (expense)
Interest expense	(535)	(571)	(544)
Non-service component of company-sponsored pension plan benefits (costs)	39	(34)	29
(Loss) gain on investments	(728)	(821)	1,105

Net earnings before income tax expense	2,902	2,051	3,370

Income tax expense	653	385	782

Net earnings including noncontrolling interests	2,249	1,666	2,588
Net income attributable to noncontrolling interests	5	11	3

Net earnings attributable to The Kroger Co.	$2,244	$1,655	$2,585

Net earnings attributable to The Kroger Co. per basic common share	$3.10	$2.20	$3.31

Average number of common shares used in basic calculation	718	744	773

Net earnings attributable to The Kroger Co. per diluted common share	$3.06	$2.17	$3.27

Average number of common shares used in diluted calculation	727	754	781

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended January 28, 2023, January 29, 2022 and January 30, 2021

	2022	2021	2020
(In millions)	(52 weeks)	(52 weeks)	(52 weeks)
Net earnings including noncontrolling interests	$2,249	$1,666	$2,588

Other comprehensive (loss) income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(83)	156	22
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	(89)	—	(14)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	7	7	2

Total other comprehensive (loss) income	(165)	163	10

Comprehensive income	2,084	1,829	2,598
Comprehensive income attributable to noncontrolling interests	5	11	3
Comprehensive income attributable to The Kroger Co.	$2,079	$1,818	$2,595

(1)	Amount is net of tax (benefit) expense of ($26) in 2022, $48 in 2021 and $7 in 2020.
(2)	Amount is net of tax benefit of ($27) in 2022 and ($8) in 2020.
(3)	Amount is net of tax expense of $2 in 2022, $3 in 2021 and $2 in 2020.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 28, 2023, January 29, 2022 and January 30, 2021

	2022	2021	2020
(In millions)	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,249	$1,666	$2,588
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,965	2,824	2,747
Asset impairment charges	68	64	70
Goodwill and fixed asset impairment charges related to Vitacost.com	164	—	—
Operating lease asset amortization	614	605	626
LIFO charge (credit)	626	197	(7)
Share-based employee compensation	190	203	185
Company-sponsored pension plans (benefit) expense	(26)	50	(9)
Deferred income taxes	161	(31)	73
Gain on the sale of assets	(40)	(44)	(59)
Loss (gain) on investments	728	821	(1,105)
Other	(8)	64	165
Changes in operating assets and liabilities:
Store deposits in-transit	(45)	13	83
Receivables	(222)	(61)	(90)
Inventories	(1,370)	80	7
Prepaid and other current assets	(36)	232	(342)
Trade accounts payable	3	438	330
Accrued expenses	(126)	331	1,382
Income taxes receivable and payable	(190)	16	24
Operating lease liabilities	(622)	(618)	(552)
Other	(585)	(660)	699

Net cash provided by operating activities	4,498	6,190	6,815

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(3,078)	(2,614)	(2,865)
Proceeds from sale of assets	78	153	165
Other	(15)	(150)	(114)

Net cash used by investing activities	(3,015)	(2,611)	(2,814)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	56	1,049
Payments on long-term debt including obligations under finance leases	(552)	(1,442)	(747)
Net payments on commercial paper	—	—	(1,150)
Dividends paid	(682)	(589)	(534)
Financing fees paid	(84)	(5)	(9)
Proceeds from issuance of capital stock	134	172	127
Treasury stock purchases	(993)	(1,647)	(1,324)
Proceeds from financing arrangement	—	166	—
Other	(112)	(156)	(125)

Net cash used by financing activities	(2,289)	(3,445)	(2,713)

Net (decrease) increase in cash and temporary cash investments	(806)	134	1,288

Cash and temporary cash investments:
Beginning of year	1,821	1,687	399
End of year	$1,015	$1,821	$1,687

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(3,078)	$(2,614)	$(2,865)
Payments for lease buyouts	21	—	58
Changes in construction-in-progress payables	(281)	(542)	(359)
Total capital investments, excluding lease buyouts	$(3,338)	$(3,156)	$(3,166)

Disclosure of cash flow information:
Cash paid during the year for interest	$545	$607	$564
Cash paid during the year for income taxes	$698	$513	$659

The accompanying notes are an integral part of the consolidated financial statements

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended January 28, 2023, January 29, 2022 and January 30, 2021

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 1, 2020	1,918	$1,918	$3,337	1,130	$(16,991)	$(640)	$20,978	$(29)	$8,573
Issuance of common stock:
Stock options exercised	—	—	—	(7)	127	—	—	—	127
Restricted stock issued	—	—	(134)	(3)	71	—	—	—	(63)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	36	(1,196)	—	—	—	(1,196)
Stock options exchanged	—	—	—	4	(128)	—	—	—	(128)
Share-based employee compensation	—	—	185	—	—	—	—	—	185
Other comprehensive income net of tax of $1	—	—	—	—	—	10	—	—	10
Other	—	—	73	—	(74)	—	—	—	(1)
Cash dividends declared ($0.70 per common share)	—	—	—	—	—	—	(545)	—	(545)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,585	3	2,588

Balances at January 30, 2021	1,918	$1,918	$3,461	1,160	$(18,191)	$(630)	$23,018	$(26)	$9,550
Issuance of common stock:
Stock options exercised	—	—	—	(7)	172	—	—	—	172
Restricted stock issued	—	—	(137)	(3)	73	—	—	—	(64)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	35	(1,422)	—	—	—	(1,422)
Stock options exchanged	—	—	—	6	(225)	—	—	—	(225)
Share-based employee compensation	—	—	203	—	—	—	—	—	203
Other comprehensive income net of tax of $51	—	—	—	—	—	163	—	—	163
Other	—	—	130	—	(129)	—	—	(8)	(7)
Cash dividends declared ($0.81 per common share)	—	—	—	—	—	—	(607)	—	(607)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,655	11	1,666

Balances at January 29, 2022	1,918	$1,918	$3,657	1,191	$(19,722)	$(467)	$24,066	$(23)	$9,429
Issuance of common stock:
Stock options exercised	—	—	—	(4)	134	—	—	—	134
Restricted stock issued	—	—	(173)	(4)	62	—	—	—	(111)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	16	(821)	—	—	—	(821)
Stock options exchanged	—	—	—	3	(172)	—	—	—	(172)
Share-based employee compensation	—	—	190	—	—	—	—	—	190
Other comprehensive loss net of tax of ($51)	—	—	—	—	—	(165)	—	—	(165)
Other	—	—	131	—	(131)	—	—	(10)	(10)
Cash dividends declared ($0.99 per common share)	—	—	—	—	—	—	(709)	—	(709)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,244	5	2,249

Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902. The Company is a food and drug retailer that operates 2,719 supermarkets, 2,252 pharmacies and 1,637 fuel centers across 35 states while also operating online through a digital ecosystem to offer customers an omnichannel shopping experience.  The Company also manufactures and processes food for sale by its supermarkets and online.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and other consolidated entities.  Intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week periods ended January 28, 2023, January 29, 2022 and January 30, 2021.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 89% of inventories in 2022 and 91% of inventories in 2021 were valued using the LIFO method.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a FIFO basis) or net realizable value. Replacement cost was higher than the carrying amount by $2,196 at January 28, 2023 and $1,570 at January 29, 2022.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge or credit. During 2020, the Company had a LIFO liquidation primarily related to pharmacy inventory. The liquidated inventory was carried at lower costs prevailing in prior years as compared with current costs. The effect of this reduction in inventory decreased “Merchandise costs” by approximately $76, $58 net of tax.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under finance leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years. Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant, fulfillment center and distribution center equipment is depreciated over lives varying from three to 15 years. Information technology assets are generally depreciated over three to five years.  Depreciation and amortization expense was $2,965 in 2022, $2,824 in 2021 and $2,747 in 2020.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, or earlier upon the occurrence of a triggering event. The Company performs reviews of each of its operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a market multiple model, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Results of the goodwill impairment reviews performed during 2022, 2021 and 2020 are summarized in Note 2.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairments totaling $68, $64 and $70 in 2022, 2021 and 2020, respectively. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as Operating, general and administrative (“OG&A”) expense.

Accounts Payable Financing Arrangement

The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under this arrangement. As of January 28, 2023, the Company had $65 and $249 in “Other current liabilities” and “Trade accounts payable,” respectively, associated with financing arrangements. As of January 29, 2022, the Company had $59 and $236 in “Other current liabilities” and “Trade accounts payable,” respectively, associated with financing arrangements.

Contingent Consideration

The Company’s Home Chef business combination involves potential payment of future consideration that is contingent upon the achievement of certain performance milestones. The Company recorded contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The liability for contingent consideration is remeasured to fair value at each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in earnings until the contingency is resolved. In 2022, 2021 and 2020, adjustments to increase the contingent consideration liability as of year-end were recorded for $20, $66 and $189, respectively, in OG&A expense. During the first quarter of 2023, the Company will make the final contingent consideration payment, which is based on the fair value of the outstanding year-end 2022 liability.

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

Benefit Plans and Multi-Employer Pension Plans

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were January 28, 2023 for fiscal 2022 and January 29, 2022 for fiscal 2021.

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

Share Based Compensation

The Company recognizes compensation expense for all share-based payments granted under fair value recognition provisions. The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award based on the fair value at the date of the grant.  The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the stock option at the date of grant.  Stock options typically expire 10 years from the date of grant. Stock options vest between one and four years from the date of grant.  In addition to stock options, the Company awards restricted stock to employees and incentive shares to nonemployee directors under various plans. The restrictions on these restricted stock awards generally lapse between one and four years from the date of the awards. The Company determines the fair value for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 28, 2023, the years ended February 1, 2020 and forward remain open for review for federal income tax purposes.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 28, 2023:

	2022	2021	2020
Beginning balance	$721	$731	$689
Expense	227	226	262
Claim payments	(236)	(236)	(220)
Ending balance	712	721	731
Less: Current portion	(236)	(236)	(220)
Long-term portion	$476	$485	$511

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

The Company also maintains insurance coverages for certain risks, including cyber exposure and property-related losses. The Company’s insurance coverage begins for these exposures ranging from $25 to $30.

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale. Pharmacy sales are recorded when the product is provided to the customer. Digital channel originated sales are recognized either upon pickup in store or upon delivery to the customer. Amounts billed to a customer related to shipping and delivery represent revenues earned for the goods provided and are classified as sales.  When shipping is discounted, it is recorded as an adjustment to sales. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of the Company’s stores or online, tender is accepted at the point of sale. The Company acts as principal in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. The Company records revenue and related costs on a gross basis for these arrangements.  For pharmacy sales, collection of third-party receivables is typically expected within three months or less from the time of purchase. The third-party receivables from pharmacy sales are recorded in “Receivables” in the Company’s Consolidated Balance Sheets and were $867 as of January 28, 2023 and $774 as of January 29, 2022.

Gift Cards and Gift Certificates

The Company does not recognize revenue when it sells its own gift cards and gift certificates (collectively “gift cards”). Rather, it records a deferred revenue liability equal to the amount received. A sale is then recognized when the gift cards are redeemed to purchase the Company’s products. The Company’s gift cards do not expire. While gift cards are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. The Company’s gift card deferred revenue liability was $200 as of January 28, 2023 and $185 as of January 29, 2022.

Disaggregated Revenues

The following table presents sales revenue by type of product for the year-ended January 28, 2023, January 29, 2022, and January 30, 2021:

	2022		2021		2020
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable(1)	$74,121	50.0%	$69,648	50.6%	$71,434	53.9%
Fresh(2)	35,433	23.9%	33,972	24.6%	33,449	25.2%
Supermarket Fuel	18,632	12.6%	14,678	10.6%	9,486	7.2%
Pharmacy	13,377	9.0%	12,401	9.0%	11,388	8.6%
Other(3)	6,695	4.5%	7,189	5.2%	6,741	5.1%

Total Sales	$148,258	100%	$137,888	100%	$132,498	100%
(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)	Consists primarily of sales related to food production plants to outside parties, data analytic services, third-party media revenue, other consolidated entities, specialty pharmacy, in-store health clinics, digital coupon services and other online sales not included in the categories above. The decrease in 2022, compared to 2021, is primarily due to discontinued patient therapies at Kroger Specialty Pharmacy.

Merchandise Costs

The “Merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs; and food production and operational costs.  Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the “OG&A” line item along with most of the Company’s other managerial and administrative costs.  Shipping and delivery costs associated with the Company’s digital offerings originating from non-retail store locations are included in the “Merchandise costs” line item. Rent expense and depreciation and amortization expense are shown separately in the Consolidated Statements of Operations.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s advertising costs totaled $1,030 in 2022, $984 in 2021 and $888 in 2020.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

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

2.	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through January 28, 2023:

	2022	2021
Balance beginning of year
Goodwill	$5,737	$5,737
Accumulated impairment losses	(2,661)	(2,661)
Subtotal	3,076	3,076

Activity during the year
Impairment charge related to Vitacost.com	(160)	—

Balance end of year
Goodwill	5,737	5,737
Accumulated impairment losses	(2,821)	(2,661)
Total Goodwill	$2,916	$3,076

Testing for impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill and indefinite-lived intangible assets was performed during the fourth quarter of 2021 and 2020 and did not result in impairment.

Based on the results of the Company’s impairment assessment in the fourth quarter of 2022, Vitacost.com recorded a $160 goodwill impairment.  In the fourth quarter of 2022, as the Company’s digital strategy evolved, the Company’s primary focus will be to effectively utilize its Pickup and Delivery capabilities.  This reprioritization resulted in reduced long-term profitability expectations and a decline in the market value for one underlying channel of business and led to the pre-tax and after-tax impairment charge of $160.  The pre-impairment goodwill balance for Vitacost.com was $160 as of the fourth quarter 2022.  There is no goodwill remaining for Vitacost.com as of January 28, 2023.

The following table summarizes the Company’s intangible assets balance through January 28, 2023:

	2022		2021
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived pharmacy prescription files	$325	$(230)	$317	$(199)
Definite-lived customer relationships	186	(173)	186	(160)
Definite-lived other	112	(96)	111	(88)
Indefinite-lived trade name	685	—	685	—
Indefinite-lived liquor licenses	90	—	90	—

Total	$1,398	$(499)	$1,389	$(447)
(1)	Pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to OG&A expense and depreciation and amortization expense.

Amortization expense associated with intangible assets totaled approximately $52, $59 and $67, during fiscal years 2022, 2021 and 2020, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2022 is estimated to be approximately:

2023	$41
2024	36
2025	32
2026	11
2027	2
Thereafter	2

Total future estimated amortization associated with definite-lived intangible assets	$124

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2022	2021
Land	$3,442	$3,395
Buildings and land improvements	14,539	13,996
Equipment	17,328	15,951
Leasehold improvements	11,435	10,775
Construction-in-progress	4,044	3,831
Leased property under finance leases	2,580	1,939

Total property, plant and equipment	53,368	49,887
Accumulated depreciation and amortization	(28,642)	(26,098)

Property, plant and equipment, net	$24,726	$23,789

Accumulated depreciation and amortization for leased property under finance leases was $562 at January 28, 2023 and $414 at January 29, 2022.

Approximately $124 and $136, net book value, of property, plant and equipment collateralized certain mortgages at January 28, 2023 and January 29, 2022, respectively.

Capitalized implementation costs associated with cloud computing arrangements of $193, net of accumulated amortization of $36, and $151, net of accumulated amortization of $15, are included in “Other assets” in the Company’s Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022, respectively. The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

4.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2022	2021	2020
Federal
Current	$401	$349	$577
Deferred	162	(46)	75

Subtotal federal	563	303	652

State and local
Current	91	67	133
Deferred	(1)	15	(3)

Subtotal state and local	90	82	130

Total	$653	$385	$782

A reconciliation of the statutory federal rate and the effective rate follows:

	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.5	3.2	3.0
Credits	(0.8)	(1.3)	(0.7)
Resolution of tax audit examinations	(0.2)	(3.1)	—
Excess tax benefits from share-based payments	(1.9)	(1.3)	(0.8)
Impairment of goodwill related to Vitacost.com	1.2	—	—
Non-deductible executive compensation	0.5	0.6	0.3
Other changes, net	0.2	(0.3)	0.4

	22.5%	18.8%	23.2%

The Company’s effective income tax rates were 22.5% in 2022, 18.8% in 2021, and 23.2% in 2020.

The 2022 tax rate differed from the federal statutory rate due to the effect of state income taxes and non-deductible goodwill impairment charges related to Vitacost.com, partially offset by the benefits from share-based payments and the utilization of tax credits.

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

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2022	2021
Deferred tax assets:
Compensation related costs	$409	$560
Lease liabilities	1,892	1,926
Closed store reserves	51	46
Unrealized losses on hedging instruments	74	—
Net operating loss and credit carryforwards	101	98
Deferred income	104	126
Allowance for uncollectible receivables	26	36
Other	13	25

Subtotal	2,670	2,817
Valuation allowance	(83)	(72)

Total deferred tax assets	2,587	2,745

Deferred tax liabilities:
Depreciation and amortization	(1,954)	(2,006)
Operating lease assets	(1,759)	(1,790)
Insurance related costs	(257)	(54)
Inventory related costs	(281)	(310)
Equity investments in excess of tax basis	(8)	(147)

Total deferred tax liabilities	(4,259)	(4,307)

Deferred taxes	$(1,672)	$(1,562)

At January 28, 2023, the Company had net operating loss carryforwards for state income tax purposes of $1,468. These net operating loss carryforwards expire from 2023 through 2042.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year. Further, the Company has recorded a valuation allowance against certain deferred tax assets resulting from its state net operating losses.

At January 28, 2023, the Company had state credit carryforwards of $34. These state credit carryforwards expire from 2023 through 2036.  The utilization of certain of the Company’s credits may be limited in a given year. Further, the Company has recorded a valuation allowance against certain deferred tax assets resulting from its state credits.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations. As of January 28, 2023, January 29, 2022 and January 28, 2021 the total valuation allowance was $83, $72 and $53, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions impacting only the timing of tax benefits, is as follows:

	2022	2021	2020
Beginning balance	$100	$193	$174
Additions based on tax positions related to the current year	8	10	7
Additions for tax positions of prior years	6	9	16
Reductions for tax positions of prior years	(4)	(108)	—
Settlements	(9)	—	—
Lapse of statute	(8)	(4)	(4)
Ending balance	$93	$100	$193

As of January 28, 2023, January 29, 2022 and January 30, 2021, the amount of unrecognized tax benefits that, if recognized, would effect the effective tax rate was $66, $73 and $85, respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense. During the years ended January 28, 2023, January 29, 2022 and January 30, 2021, the Company recognized approximately $(6), $(15) and $7, respectively, in interest and penalties (recoveries). The Company had accrued approximately $14, $22 and $38 for the payment of interest and penalties as of January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

As of January 28, 2023, the years ended February 1, 2020 and forward remain open for review for federal income tax purposes.

5.	DEBT OBLIGATIONS

Long-term debt consists of:

	January 28,	January 29,
	2023	2022
1.70% to 8.00% Senior Notes due through 2049	$10,215	$10,607
Other	1,077	1,138

Total debt, excluding obligations under finance leases	11,292	11,745
Less current portion	(1,153)	(451)

Total long-term debt, excluding obligations under finance leases	$10,139	$11,294

In 2022, the Company repaid $400 of senior notes bearing an interest rate of 2.80% using cash on hand.

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

On July 6, 2021, the Company entered into an amended and restated credit agreement, which credit agreement was further amended on November 9, 2022 (as so amended, the “Credit Agreement”) providing for a $2,750 unsecured revolving credit facility (the “Revolving Credit Facility”), with a termination date of July 6, 2026, unless extended as permitted under the Credit Agreement. The Company has the ability to increase the size of the Revolving Credit Facility by up to an additional $1,250, subject to certain conditions.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) adjusted Term SOFR plus a market spread, based on the Company’s Public Debt Rating or (ii) the base rate, defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America’s prime rate, and (c) one-month Term SOFR plus 1.0%, plus a market rate spread based on the Company’s Public Debt Rating. The Company will also pay a Commitment Fee based on its Public Debt Rating and Letter of Credit fees equal to a market rate spread based on the Company’s Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company.

The Credit Agreement contains a covenant, which, among other things, requires the maintenance of a Leverage Ratio of not greater than (i) 3.50:1.00 or (ii) upon the consummation of the proposed merger with Albertsons, 4.50 to 1.00, with step downs to 4.25:1.00, 4.00:1.00, 3.75:1.00 and 3.50:1.00 effective at the end of the third, fifth, seventh and ninth, full fiscal quarters after the consummation of the proposed merger, respectively. The Company may repay the Credit Agreement in whole or in part at any time without premium or penalty. The Credit Agreement is not guaranteed by the Company’s subsidiaries.

On October 13, 2022, the Company entered into a merger agreement with Albertsons Companies, Inc. (“Albertsons”). For additional information about the Company’s unsecured bridge term loan facility and term loan credit agreement associated with the merger agreement, see Note 16 to the Consolidated Financial Statements.

As of January 28, 2023, and January 29, 2022, the Company had no commercial paper borrowings and no borrowings under the Credit Agreement.

As of January 28, 2023, the Company had outstanding letters of credit in the amount of $310, of which $2 reduces funds available under the Credit Agreement. As of January 29, 2022, the Company had outstanding letters of credit in the amount of $363, of which $2 reduces funds available under the Credit Agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2022, and for the years subsequent to 2022 are:

2023	$1,153
2024	25
2025	84
2026	1,386
2027	607
Thereafter	8,037

Total debt	$11,292

6.	DERIVATIVE FINANCIAL INSTRUMENTS

GAAP requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.  The Company’s derivative financial instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective cash flow hedges, if any, are recognized in current period earnings.  Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.  Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings. Ineffective fair value hedges, if any, are recognized in current period earnings. Changes in fair value of derivative instruments not designated as hedges are recognized in current period earnings and included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

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

The Company reviews compliance with these guidelines annually with the Finance Committee of the Board of Directors.  These guidelines may change as the Company’s needs dictate.

Fair Value Interest Rate Swaps

The Company did not have any outstanding interest rate derivatives classified as fair value hedges as of January 28, 2023 and January 29, 2022.

Cash Flow Forward-Starting Interest Rate Swaps

As of January 28, 2023, the Company had five forward-starting interest rate swap agreements with a maturity date of August 2027 with an aggregate notional amount totaling $5,350. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt. A notional amount of $2,350 of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP. Accordingly, the changes in fair value of these forward-starting interest rate swaps are recorded to other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. As of January 28, 2023, the fair value of these interest rate swaps designated as cash flow hedges was recorded in other long-term liabilities for $116 and accumulated other comprehensive income for $89, net of tax. The remainder of the notional amount of $3,000 of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings. As of January 28, 2023, the fair value of these swaps was recorded in other long-term liabilities for $142. In 2022, the Company recognized an unrealized loss of $142 related to these swaps that is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

The Company did not have any outstanding forward-starting interest rate swap agreements as of January 29, 2022.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2022, 2021 and 2020:

	Year-To-Date
	Amount of Gain/(Loss) in			Amount of Gain/(Loss)
Derivatives in Cash Flow Hedging	AOCI on Derivative			Reclassified from AOCI into Income			Location of Gain/(Loss)
Relationships	2022	2021	2020	2022	2021	2020	Reclassified into Income
Forward-Starting Interest Rate Swaps, net of tax(1)	$(129)	$(47)	$(54)	$(7)	$(7)	$(2)	Interest expense

(1)

The amounts of Gain/(Loss) reclassified from AOCI into income on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to the end of 2020.

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of January 28, 2023, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of January 28, 2023:

Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
January 28, 2023	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$258	$—	$258	$—	$—	$258

7.	FAIR VALUE MEASUREMENTS

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 28, 2023 and January 29, 2022:

January 28, 2023 Fair Value Measurements Using

	Quoted Prices in
	Active Markets
	for Identical	Significant Other
	Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
Marketable Securities	$463	$—	$463
Interest Rate Hedges	—	(258)	(258)
Total	$463	$(258)	$205

January 29, 2022 Fair Value Measurements Using

Quoted Prices in
Active Markets
for Identical
Assets
(Level 1)
Marketable Securities	$1,054

The company values interest rate hedges using observable forward yield curves. These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment. See Note 2 for further discussion related to the Company’s carrying value of goodwill. Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 1 for further discussion of the Company’s policies for impairments of long-lived assets and valuation of store lease exit costs. In 2022, long-lived assets with a carrying amount of $69 were written down to their fair value of $1, resulting in an impairment charge of $68. In 2021, long-lived assets with a carrying amount of $74 were written down to their fair value of $10, resulting in an impairment charge of $64.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends. At January 28, 2023, the fair value of total debt excluding obligations under finance leases was $10,593 compared to a carrying value of $11,292. At January 29, 2022, the fair value of total debt excluding obligations under finance leases was $13,189 compared to a carrying value of $11,745.

Contingent Consideration

As a result of the Home Chef merger in 2018, the Company recognized a contingent liability of $91 on the acquisition date. The contingent consideration was measured using unobservable (Level 3) inputs and was included in “Other long-term liabilities” within the Consolidated Balance Sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results for both the online and offline businesses related to the Home Chef merger and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value, including accretion for the passage of time, is recognized in net earnings until the contingency is resolved. In 2020, the Company amended the contingent consideration agreement including the performance milestones to align with the Company’s current business strategies. In 2022 and 2021, the Company recorded adjustments to increase the contingent consideration liability for $20 and $66, respectively, in OG&A. During the first quarter of 2023, the Company will make the final contingent consideration payment, which is based on the fair value of the outstanding year-end 2022 liability.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Trade Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value due to their short term nature.

Other Assets

The equity investment in Ocado Group plc is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $401 and $987 as of January 28, 2023 and January 29, 2022, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The unrealized (loss) gain for this Level 1 investment was approximately ($586), ($821) and $1,032 for 2022, 2021, and 2020, respectively, and is included in “(Loss) Gain on investments” in the Company’s Consolidated Statements of Operations.

The Company held other equity investments without a readily determinable fair value. These investments are measured initially at cost and remeasured for observable price changes to fair value through net earnings. The value of these investments was $320 and $309 as of January 28, 2023 and January 29, 2022, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. There were no observable price changes or impairments for these investments during 2022 or 2021, and as such, they are excluded from the fair value measurements table above for January 28, 2023 and January 29, 2022.

The following table presents the Company’s remaining other assets as of January 28, 2023 and January 29 2022:

	January 28, 2023	January 29, 2022
Other Assets
Equity method and other long-term investments	$274	$282
Notes receivable	169	191
Prepaid deposits under certain contractual arrangements	199	214
Implementation costs related to cloud computing arrangements	193	151
Funded asset status of pension plans	69	156
Other	125	120
Total	$1,029	$1,114

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended January 28, 2023 and January 29, 2022:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 30, 2021	$(54)	$(576)	$(630)
OCI before reclassifications(2)	—	82	82
Amounts reclassified out of AOCI(3)	7	74	81
Net current-period OCI	7	156	163
Balance at January 29, 2022	$(47)	$(420)	$(467)

Balance at January 29, 2022	$(47)	$(420)	$(467)
OCI before reclassifications(2)	(89)	(88)	(177)
Amounts reclassified out of AOCI(3)	7	5	12
Net current-period OCI	(82)	(83)	(165)
Balance at January 28, 2023	$(129)	$(503)	$(632)
(1)	All amounts are net of tax.
(2)	Net of tax of $25 for pension and postretirement defined benefit plans as of January 29, 2022. Net of tax of ($28) and ($27) for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of January 28, 2023.
(3)	Net of tax of $23 and $3 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of January 29, 2022. Net of tax of $2 and $2 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of January 28, 2023.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended January 28, 2023, January 29, 2022 and January 30, 2021:

	For the year ended	For the year ended	For the year ended
	January 28, 2023	January 29, 2022	January 30, 2021

Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$9	$10	$4
Tax expense	(2)	(3)	(2)
Net of tax	7	7	2

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	7	97	19
Tax expense	(2)	(23)	(5)
Net of tax	5	74	14
Total reclassifications, net of tax	$12	$81	$16
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension expense.

9.	LEASES AND LEASE-FINANCED TRANSACTIONS

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

The following table provides supplemental balance sheet classification information related to leases:

		January 28,	January 29,
	Classification	2023	2022
Assets
Operating	Operating lease assets	$6,662	$6,695
Finance	Property, plant and equipment, net(1)	2,018	1,525

Total leased assets		$8,680	$8,220

Liabilities
Current
Operating	Current portion of operating lease liabilities	$662	$650
Finance	Current portion of long-term debt including obligations under finance leases	157	104

Noncurrent
Operating	Noncurrent operating lease liabilities	6,372	6,426
Finance	Long-term debt including obligations under finance leases	1,929	1,515

Total lease liabilities		$9,120	$8,695
(1)	Finance lease assets are recorded net of accumulated amortization of $562 and $414 as of January 28, 2023 and January 29, 2022.

The following table provides the components of lease cost:

		Year-To-Date	Year-To-Date
Lease Cost	Classification	January 28, 2023	January 29, 2022
Operating lease cost(1)	Rent Expense	$950	$954
Sublease and other rental income	Rent Expense	(111)	(109)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	161	95
Interest on lease liabilities	Interest Expense	66	52

Net lease cost		$1,066	$992
(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
2023	$930	$228	$1,158
2024	864	226	1,090
2025	791	222	1,013
2026	740	221	961
2027	683	223	906
Thereafter	5,688	1,492	7,180

Total lease payments	9,696	2,612	$12,308

Less amount representing interest	2,662	526

Present value of lease liabilities(1)	$7,034	$2,086
(1)	Includes the current portion of $662 for operating leases and $157 for finance leases.

Total future minimum rentals under non-cancellable subleases at January 28, 2023 were $232.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

	January 28, 2023	January 29, 2022
Weighted-average remaining lease term (years)
Operating leases	14.3	14.9
Finance leases	12.7	14.7
Weighted-average discount rate
Operating leases	4.2%	4.1%
Finance leases	3.5%	3.7%

The following table provides supplemental cash flow information related to leases:

	Year-To-Date	Year-To-Date
	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$903	$897
Operating cash flows from finance leases	$66	$52
Financing cash flows from finance leases	$132	$127
Leased assets obtained in exchange for new operating lease liabilities	$602	$669
Leased assets obtained in exchange for new finance lease liabilities	$656	$753
Net gain recognized from sale and leaseback transactions(1)	$30	$35
Impairment of operating lease assets	$1	$8
Impairment of finance lease assets	$2	$4
(1)	In 2022, the Company entered into sale leaseback transactions related to five properties, which resulted in total proceeds of $44. In 2021, the Company entered into sale leaseback transactions related to seven properties, which resulted in total proceeds of $79.

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In 2022, the Company opened four additional Kroger Delivery customer fulfillment centers in Romulus, Michigan, Dallas, Texas, Pleasant Prairie, Wisconsin, and Aurora, Colorado. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company establishes a finance lease when each facility begins fulfilling orders to customers. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. In 2022, the Company recorded finance lease assets of $629 and finance lease liabilities of $583 related to these location openings. In 2021, the Company recorded finance lease assets of $401 and finance lease liabilities of $372 related to openings during 2021.

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

	For the year ended			For the year ended			For the year ended
	January 28, 2023			January 29, 2022			January 30, 2021
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,224	718	$3.10	$1,639	744	$2.20	$2,556	773	$3.31
Dilutive effect of stock options		9			10			8

Net earnings attributable to The Kroger Co. per diluted common share	$2,224	727	$3.06	$1,639	754	$2.17	$2,556	781	$3.27

The Company had combined undistributed and distributed earnings to participating securities totaling $20, $16 and $29 in 2022, 2021 and 2020, respectively.

The Company had stock options outstanding for approximately 1.7 million, 2.4 million and 9.1 million shares, respectively, for the years ended January 28, 2023, January 29, 2022, and January 30, 2021, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

11.	STOCK-BASED COMPENSATION

The Company recognizes compensation expense for all share-based payments granted. The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award based on the fair value at the date of the grant.

The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the stock option at the date of grant. The Company accounts for stock options under the fair value recognition provisions. Stock options typically expire 10 years from the date of grant. Stock options vest between one and four years from the date of grant.

In addition to the stock options described above, the Company awards restricted stock to employees and incentive shares to nonemployee directors under various plans. The restrictions on the restricted share awards generally lapse between one and four years from the date of the awards. The Company determines the fair value for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award.

At January 28, 2023, approximately 53 million common shares were available for future options or restricted stock grants under the 2019 Amended and Restated Long-Term Incentive Plan. Options granted reduce the shares available under the Plans at a ratio of one to one. Restricted stock grants reduce the shares available under the Plans at a ratio of 2.83 to one.

Equity awards granted are based on the aggregate value of the award on the grant date. This can affect the number of shares granted in a given year as equity awards. Excess tax benefits related to equity awards are recognized in the provision for income taxes. Equity awards may be approved at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings. The 2022 primary grants were made in conjunction with the March and June meetings of the Company’s Board of Directors.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2019	32.2	$24.52
Granted	2.9	$29.31
Exercised	(7.3)	$17.72
Canceled or Forfeited	(1.0)	$30.53

Outstanding, year-end 2020	26.8	$26.65
Granted	2.1	$35.45
Exercised	(7.1)	$24.70
Canceled or Forfeited	(0.7)	$28.88

Outstanding, year-end 2021	21.1	$28.15
Granted	1.2	$56.13
Exercised	(5.4)	$26.02
Canceled or Forfeited	(0.3)	$31.54

Outstanding, year-end 2022	16.6	$30.81

A summary of options outstanding, exercisable and expected to vest at January 28, 2023 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Options Outstanding	16.6	5.08	$30.81	$250
Options Exercisable	12.3	4.07	$28.29	$205
Options Expected to Vest	4.3	7.89	$37.77	$44

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2019	9.3	$24.85
Granted	4.0	$31.99
Lapsed	(4.9)	$24.69
Canceled or Forfeited	(0.6)	$26.71

Outstanding, year-end 2020	7.8	$28.46
Granted	3.9	$37.29
Lapsed	(4.0)	$29.58
Canceled or Forfeited	(0.5)	$31.31

Outstanding, year-end 2021	7.2	$32.52
Granted	3.0	$50.50
Lapsed	(4.0)	$32.16
Canceled or Forfeited	(0.4)	$38.32

Outstanding, year-end 2022	5.8	$41.76

The weighted-average grant date fair value of stock options granted during 2022, 2021 and 2020 was $15.91, $8.54 and $6.43, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations. The increase in the fair value of the stock options granted during 2022, compared to 2021, resulted primarily from increases in the Company’s share price, the weighted-average expected volatility, and an increase in the weighted-average risk-free interest rate. The increase in the fair value of the stock options granted during 2021, compared to 2020, resulted primarily from increases in the Company’s share price and the weighted-average expected volatility.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2022		2021		2020
Weighted average expected volatility	30.47%		28.52%		26.96%
Weighted average risk-free interest rate	2.09%		1.21%		0.82%
Expected dividend yield	1.82%		2.00%		2.00%
Expected term (based on historical results)	7.2	years	7.2	years	7.2	years

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

Total stock compensation recognized in 2022, 2021 and 2020 was $190, $203 and $185, respectively. Stock option compensation recognized in 2022, 2021 and 2020 was $19, $20 and $22, respectively. Restricted shares compensation recognized in 2022, 2021 and 2020 was $171, $183 and $163, respectively.

The total intrinsic value of stock options exercised was $159, $121 and $115 in 2022, 2021 and 2020, respectively. The total amount of cash received in 2022 by the Company from the exercise of stock options granted under share-based payment arrangements was $134. As of January 28, 2023, there was $206 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Plans. This cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of options that vested was $19, $20 and $23 in 2022, 2021 and 2020, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors. During 2022, the Company repurchased approximately three million common shares in such a manner.

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

At present, the Company is named in a significant number of lawsuits pending in various state courts, including cases brought by certain state Attorneys General, as well as in the United States District Court for the Northern District of Ohio, where over 2,000 cases have been consolidated as Multi-District Litigation (“MDL”) pursuant to 28 U.S.C. §1407 in a case entitled In re National Prescription Opiate Litigation. Most of these cases have been stayed pending developments in bellwether MDL cases, including some in which the Company is named, which are proceeding on a staggered discovery schedule.  Once discovery is completed, those cases will be remanded to the originating federal court for trial. In addition, the Company has received requests for documents and information from government agencies regarding opioids. The Company has and will cooperate with these inquiries.

The Company is vigorously defending these matters and believes that these cases are without merit. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

In the third quarter of 2022, the Company recorded a charge of $85 relating to a settlement of opioid litigation claims with the State of New Mexico. The agreed upon settlement framework allocates $85 among various constituents related to the state of New Mexico. This settlement agreement resolved all opioid lawsuits and claims by the state of New Mexico against the Company. Kroger continues to vigorously defend against all claims and lawsuits relating to opioids.

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

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at January 28, 2023. The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized two billion common shares, $1 par value per share.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made open market purchases totaling $821, $1,422 and $1,196 under these repurchase programs in 2022, 2021 and 2020, respectively.

In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $172, $225 and $128 under the stock option program during 2022, 2021 and 2020, respectively.

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

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses and prior service credits that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of AOCI. The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends, which were January 28, 2023 for fiscal 2022 and January 29, 2022 for fiscal 2021.

Amounts recognized in AOCI as of January 28, 2023 and January 29, 2022 consist of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2022	2021	2022	2021	2022	2021
Net actuarial loss (gain)	$785	$715	$(108)	$(127)	$677	$588
Prior service credit	—	—	(23)	(43)	(23)	(43)

Total	$785	$715	$(131)	$(170)	$654	$545

Other changes recognized in other comprehensive income (loss) in 2022, 2021 and 2020 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Incurred net actuarial loss (gain)	$101	$(109)	$36	$15	$2	$(46)	$116	$(107)	$(10)
Amortization of prior service credit	—	—	—	13	12	13	13	12	13
Amortization of net actuarial gain (loss)	(31)	(126)	(40)	11	17	8	(20)	(109)	(32)
Total recognized in other comprehensive income (loss)	$70	$(235)	$(4)	$39	$31	$(25)	$109	$(204)	$(29)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$58	$(164)	$(4)	$25	$10	$(34)	$83	$(154)	$(38)

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted-average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,977	$3,615	$325	$351	$150	$152
Service cost	8	12	—	—	5	4
Interest cost	92	92	10	9	5	4
Plan participants’ contributions	4	—	—	—	12	13
Actuarial (gain) loss	(421)	(125)	(40)	(12)	8	2
Plan settlements	(33)	(442)	(2)	—	—	—
Benefits paid	(159)	(172)	(22)	(24)	(22)	(25)
Other	(5)	(3)	—	1	7	—

Benefit obligation at end of fiscal year	$2,463	$2,977	$271	$325	$165	$150

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$3,096	$3,569	$—	$—	$—	$—
Actual return on plan assets	(409)	141	—	—	—	—
Employer contributions	2	—	24	24	10	12
Plan participants’ contributions	4	—	—	—	12	13
Plan settlements	(33)	(442)	(2)	—	—	—
Benefits paid	(159)	(172)	(22)	(24)	(22)	(25)
Other	(5)	—	—	—	—	—

Fair value of plan assets at end of fiscal year	$2,496	$3,096	$—	$—	$—	$—
Funded status and net asset and liability recognized at end of fiscal year	$33	$119	$(271)	$(325)	$(165)	$(150)

As of January 28, 2023, other assets and other current liabilities include $69 and $36, respectively, of the net asset and liability recognized for the above benefit plans. As of January 29, 2022, other assets and other current liabilities include $156 and $34, respectively, of the net asset and liability recognized for the above benefit plans. Pension plan assets do not include common shares of The Kroger Co.

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

The following table outlines the weighted average assumptions associated with pension and other benefit costs for 2022, 2021 and 2020:

	Pension Benefits			Other Benefits
Weighted average assumptions	2022	2021	2020	2022	2021	2020
Discount rate — Benefit obligation	4.90%	3.17%	2.72%	4.86%	3.01%	2.43%
Discount rate — Net periodic benefit cost	3.17%	2.72%	3.01%	3.01%	2.43%	2.97%
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase — Net periodic benefit cost	3.05%	3.03%	3.03%
Rate of compensation increase — Benefit obligation	2.57%	3.05%	3.03%
Cash Balance plan interest crediting rate	3.30%	3.30%	3.30%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 4.90% and 4.86% discount rates as of year-end 2022 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant. A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 28, 2023, by approximately $225.

The Company’s assumed pension plan investment return rate was 5.50% in 2022, 2021, and 2020. The value of all investments in the company-sponsored defined benefit pension plans during the calendar year ended December 31, 2022, net of investment management fees and expenses, decreased 22.5% and for fiscal year 2022 investments decreased 15.4%. Historically, the Company’s pension plans’ average rate of return was 4.4% for the 10 calendar years ended December 31, 2022, net of all investment management fees and expenses. For the past 20 years, the Company’s pension plans’ average annual rate of return has been 7.0%. To determine the expected rate of return on pension plan assets held by the Company, the Company considers current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.

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

The pension benefit unfunded status increased in 2022, compared to 2021, due primarily to a lower actual rate of return on plan assets, partially offset by an increase in discount rates, which lowered the benefit obligation. The Company’s Qualified Plans were fully funded as of January 28, 2023 and January 29, 2022.

The following table provides the components of the Company’s net periodic benefit costs for 2022, 2021 and 2020:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$8	$12	$13	$—	$—	$—	$5	$4	$7
Interest cost	92	92	104	10	9	10	5	4	6
Expected return on plan assets	(153)	(168)	(168)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(13)	(12)	(13)
Actuarial (gain) loss	22	33	35	5	6	5	(11)	(17)	(8)
Settlement loss recognized	4	87	—	—	—	—	—	—	—
Other	—	(1)	1	—	1	—	—	—	(1)
Net periodic benefit cost	$(27)	$55	$(15)	$15	$16	$15	$(14)	$(21)	$(9)

The following table provides the projected benefit obligation (“PBO”) and the fair value of plan assets for those company-sponsored pension plans with projected benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2022	2021	2022	2021
PBO at end of fiscal year	$176	$244	$271	$325
Fair value of plan assets at end of year	$141	$207	$—	$—

The following table provides the accumulated benefit obligation (“ABO”) and the fair value of plan assets for those company-sponsored pension plans with accumulated benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2022	2021	2022	2021
ABO at end of fiscal year	$176	$244	$271	$325
Fair value of plan assets at end of year	$141	$207	$—	$—

The following table provides information about the Company’s estimated future benefit payments:

	Pension	Other
	Benefits	Benefits
2023	$206	$13
2024	$209	$14
2025	$210	$15
2026	$211	$16
2027	$210	$16
2028 —2032	$998	$75

The following table provides information about the target and actual pension plan asset allocations as of January 28, 2023:

		Actual
	Target allocations	Allocations
	2022	2022	2021
Pension plan asset allocation
Global equity securities	5.0%	4.9%	7.0%
Emerging market equity securities	—	—	1.7
Investment grade debt securities	78.0	75.8	73.6
High yield debt securities	3.0	2.9	2.5
Private equity	10.0	9.8	10.6
Hedge funds	2.0	2.3	2.9
Real estate	2.0	1.8	1.7
Other	—	2.5	—

Total	100.0%	100.0%	100.0%

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

The target allocations shown for 2022 were established at the beginning of 2022 based on the Company’s liability-driven investment (“LDI”) strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.

The Company did not make any significant contributions to its company-sponsored pension plans in 2022, and the Company is not required to make any contributions to these plans in 2023. If the Company does make any contributions in 2023, the Company expects these contributions will decrease its required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations, and future changes in legislation, will determine the amounts of any contributions. The Company expects 2023 net periodic benefit costs for company-sponsored pension plans to be approximately ($7).

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 6.20% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.00% ultimate health care cost trend rate in 2046, to determine its expense.

The following tables, set forth by level within the fair value hierarchy, present the Qualified Plans’ assets at fair value as of January 28, 2023 and January 29, 2022:

Assets at Fair Value as of January 28, 2023

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$178	$—	$—	$—	$178
Corporate Stocks	4	—	—	—	4
Corporate Bonds	—	1,113	—	—	1,113
U.S. Government Securities	—	115	—	—	115
Mutual Funds	124	—	—	—	124
Collective Trusts	—	—	—	514	514
Hedge Funds	—	—	31	28	59
Private Equity	—	—	—	248	248
Real Estate	—	—	28	16	44
Other	—	98	—	—	98
Total	$306	$1,326	$59	$806	$2,497

Assets at Fair Value as of January 29, 2022

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$80	$—	$—	$—	$80
Corporate Stocks	98	—	—	—	98
Corporate Bonds	—	1,070	—	—	1,070
U.S. Government Securities	—	144	—	—	144
Mutual Funds	265	—	—	—	265
Collective Trusts	—	—	—	871	871
Hedge Funds	—	—	39	49	88
Private Equity	—	—	—	326	326
Real Estate	—	—	37	16	53
Other	—	101	—	—	101
Total	$443	$1,315	$76	$1,262	$3,096

Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented for these investments in the preceding tables are intended to permit reconciliation of the fair value hierarchies to the total fair value of plan assets.

For measurements using significant unobservable inputs (Level 3) during 2022 and 2021, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, January 30, 2021	$35	$39
Contributions into Fund	—	1
Realized gains	2	2
Unrealized gains	7	6
Distributions	(5)	(11)

Ending balance, January 29, 2022	39	37
Contributions into Fund	—	1
Realized gains	—	12
Unrealized losses	(3)	(6)
Distributions	(5)	(16)

Ending balance, January 28, 2023	$31	$28

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

The Company contributed and expensed $315, $289 and $294 to employee 401(k) retirement savings accounts in 2022, 2021 and 2020, respectively. The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  The Company made cash contributions to these plans of $620 in 2022, $1,109 in 2021 and $619 in 2020. The decrease in 2022, compared to 2021, and the increase in 2021, compared to 2020, are due to the contractual payments the Company made in 2021 related to its commitments established for the restructuring of certain multi-employer pension plan agreements.

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

The Company is currently designated as the named fiduciary of the United Food and Commercial Workers (“UFCW”) Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and has sole investment authority over these assets. Due to opportunities arising, the Company has restructured certain multi-employer pension plans. The significant effects of these restructuring agreements recorded in our Consolidated Financial Statements are:

●	In 2022, the Company incurred a $25 charge, $19 net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds.

●	In 2021, associates within the Fred Meyer and QFC divisions ratified an agreement for the transfer of liabilities from the Sound Retirement Trust to the UFCW Consolidated Pension Plan. The Company transferred $449, $344 net of tax, in net accrued pension liabilities and prepaid escrow funds to fulfill obligations for past service for associates and retirees. The agreement will be satisfied by cash installment payments to the UFCW Consolidated Pension Plan and will be paid evenly over seven years.

●	In 2020, certain of the Company’s associates ratified an agreement with certain UFCW local unions to withdraw from the UFCW International Union-Industry Pension Fund (“National Fund”). Due to the ratification of the agreement, the Company incurred a withdrawal liability charge of $962, on a pre-tax basis, to fulfill obligations for past service for associates and retirees in the National Fund. The Company also incurred an additional $27 commitment to a transition reserve in the new variable annuity pension plan. On an after-tax basis, the withdrawal liability and commitment to the transition reserve totaled $754. As of January 29, 2022, the current portion of the commitment of $233 is included in “Other current liabilities” and the long-term portion of the commitment of $233 is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. As of January 28, 2023, the current portion of the commitment of $240 is included in “Other current liabilities” in the Company’s Consolidated Balance Sheets. In 2022 and 2021, the Company paid $226 and $523 of these commitments, respectively. The original commitment of $962 on a pre-tax basis, will be satisfied by payment to the National Fund over three years. In 2020, in “Other” within “Changes in operating assets and liabilities”, the Company’s Consolidated Statements of Cash Flows includes the change related to recording the long-term portion of the withdrawal liability commitment.

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

●	If the Company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the unfunded vested benefits of the plan, referred to as a withdrawal liability.

The Company’s participation in multi-employer plans is outlined in the following tables. The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number. The most recent Pension Protection Act Zone Status available in 2022 and 2021 is for the plan’s year-end at December 31, 2021 and December 31, 2020, respectively. Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The zone status is confirmed by each plan’s actuarial valuation. The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2021 and December 31, 2020. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2022, 2021 and 2020.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2022	2021	Implemented	2022	2021	2020	Imposed(5)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1)(2)	95-1939092 - 001	Red	Yellow	Implemented	$84	$83	$86	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	20	22	19	No
Sound Variable Annuity Pension Trust(1)(3)	86-3278029 - 001	Green	Yellow	No	14	24	29	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	27	29	28	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Red	Green	Implemented	9	10	9	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	7	8	8	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Yellow	Implemented	11	11	11	No
UFCW International Union — Industry Variable Annuity Pension Plan(1) (4)	51-6055922 - 001	Green	Green	No	282	550	29	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	40	37	35	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	34	37	12	No
UFCW Consolidated Pension Plan(1)	58-6101602 - 001	Green	Green	No	56	243	321	No
IBT Consolidated Pension Plan(1)(6)	82-2153627 - 001	N/A	N/A	No	7	29	18	No
Other					29	26	14
Total Contributions					$620	$1,109	$619
(1)	The Company's multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2022 and March 31, 2021.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at September 30, 2021 and September 30, 2020.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2021 and June 30, 2020.
(5)	Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of January 28, 2023, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(6)	The plan was formed after 2006, and therefore is not subject to zone status certifications.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates:

	Expiration Date
	of Collective	Most Significant Collective
	Bargaining	Bargaining Agreements(1)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	June 2024 to March 2025	2	June 2024 to March 2025
UFCW Consolidated Pension Plan	February 2023 to July 2026	3	February 2024 to March 2026
Desert States Employers & UFCW Unions Pension Plan	April 2023 to June 2025	1	October 2023
Sound Variable Annuity Pension Trust	June 2023 to February 2026	5	May 2025 to August 2025
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2025 to February 2025	2	January 2025
Oregon Retail Employees Pension Plan	August 2024 to March 2026	3	August 2024 to July 2025
Bakery and Confectionary Union & Industry International Pension Fund	April 2024 to September 2025	4	May 2024 to October 2024
Retail Food Employers & UFCW Local 711 Pension	April 2023 to March 2025	1	March 2025
UFCW International Union — Industry Variable Annuity Pension Plan	June 2025	1	June 2025
Western Conference of Teamsters Pension Plan	April 2023 to September 2025	5	April 2024 to September 2025
IBT Consolidated Pension Plan	September 2024 to September 2027	3	September 2024 to September 2027
(1)	This column represents the number of significant collective bargaining agreements and their expiration date for each of the Company’s pension funds listed above. For the purposes of this table, the “significant collective bargaining agreements” are the largest based on covered employees that, when aggregated, cover the majority of the employees for which we make multi-employer contributions for the referenced pension fund.

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,129 in 2022, $1,197 in 2021, and $1,262 in 2020.

16.	PROPOSED MERGER WITH ALBERTSONS COMPANIES, INC.

As previously disclosed, on October 13, 2022, the Company entered into a merger agreement with Albertsons pursuant to which all of the outstanding shares of Albertsons common and preferred stock (on an as converted basis) automatically will be converted into the right to receive $34.10 per share, subject to certain reductions described below. This price implies a total enterprise value of approximately $24,600, including the assumption of approximately $4,700 of Albertsons net debt.

In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, the Company and Albertsons expect to make store divestitures. Subject to the outcome of the divestiture process and as described in the merger agreement, Albertsons is prepared to establish an Albertsons subsidiary (“SpinCo”). SpinCo would be spun-off to Albertsons shareholders immediately prior to the closing of the merger and operate as a standalone public company. The Company and Albertsons have agreed to work together to determine which stores, if any, would comprise SpinCo, as well as the pro forma capitalization of SpinCo. The per share cash purchase price of $34.10 payable to Albertsons shareholders in the merger would be reduced by an amount equal to (i) $6.85, which is the per share amount of a special pre-closing cash dividend that was paid on January 20, 2023 to Albertsons shareholders of record as of October 24, 2022 plus (ii) three times the four-wall adjusted EBITDA for the stores contributed to SpinCo., if any, divided by the number of shares of Albertsons common stock (including shares of Albertsons common stock issuable upon conversion of Albertsons preferred stock) outstanding as of the record date for the spin-off. The Company and Albertsons continue to work to determine whether any stores will be contributed to SpinCo. The current adjusted per share cash purchase price is expected to be $27.25, pending determination of any required adjustments for SpinCo.

In connection with the merger agreement, on October 13, 2022, the Company entered into a commitment letter with certain lenders pursuant to which the lenders have committed to provide a $17,400 senior unsecured bridge term loan facility, which, if entered into, would mature 364 days after the closing date of the merger. The commitments are intended to be drawn to finance the merger with Albertsons only to the extent the Company does not arrange for alternative financing prior to closing. As alternative financing for the merger is secured, the commitments with respect to the bridge term loan facility under the commitment letter will be reduced. Upfront fees with respect to the bridge term loan facility are included in “Financing fees paid” in the Company’s Consolidated Statements of Cash Flows and will be recognized as operating, general and administrative expense in the Company’s Consolidated Statements of Operations over the commitment period.

On November 9, 2022, the Company executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the merger with Albertsons and certain other customary conditions to funding, (1) senior unsecured term loans in an aggregate principal amount of $3,000 maturing on the third anniversary of the merger closing date and (2) senior unsecured term loans in an aggregate principal amount of $1,750 maturing on the date that is 18 months after the merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities will be used to pay a portion of the consideration and other amounts payable in connection with the merger with Albertsons. The entry into the term loan credit agreement reduces the commitments under the Company’s $17,400 bridge facility commitment by $4,750. Borrowings under the Term Loan Facilities will bear interest at rates that vary based on the type of loan and the Company’s debt rating. In addition to the sources of financing described above, the Company expects to finance the transaction with senior notes issuances, borrowings under its commercial paper program, bank credit facility capacity and cash on hand.

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

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

As of January 28, 2023, our Chief Executive Officer and Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. Implementation of new accounting ERP modules for general ledger, accounts receivable, accounts payable, fixed assets and a new indirect procurement module were implemented at the beginning of the first quarter of 2021. In the third quarter of 2022, a new payroll module was implemented. Additional phases of the project will continue to be implemented over the next several years. As of January 28, 2023, there have been no material additional implementations of modules since the third quarter of 2022. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended January 28, 2023.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 28, 2023.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

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

The information required by this Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The information required by this Item not otherwise set forth in Part I above or in this Item 10 of Part III is set forth under the headings Election of Directors, Information Concerning the Board of Directors- Committees of the Board, Information Concerning the Board of Directors- Audit Committee and Delinquent 16(a) Reports, if required, in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year 2022 (the “2023 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2023 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(1)	reflected in column (a))

Equity compensation plans approved by security holders	20,021,688	$30.81	53,470,441
Equity compensation plans not approved by security holders	—	$—	—
Total	20,021,688	$30.81	53,470,441
(1)	The total number of securities reported includes the maximum number of common shares, 3,383,338, that may be issued under performance units granted under our long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis section of the definitive 2023 proxy statement and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account. Based on historical data, or in the case of the awards made in 2020 through 2022 and earned in 2022 the actual payout percentage, our best estimate of the number of common shares that will be issued under the performance unit grants is approximately 3,872,462.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2023 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2023 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Appointment of Kroger’s Independent Auditor in the 2023 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.†	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022
Consolidated Statements of Operations for the years ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Statements of Comprehensive Income for the years ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Statements of Cash Flows for the years ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Statement of Changes in Shareholders’ Equity for the years ended January 28, 2023, January 29, 2022 and January 30, 2021
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

10.6

Term Loan agreement, dated as of November 9, 2022, by and among The Kroger Co., the lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022.

10.7

Amendment No. 1 to Credit Agreement, dated as of November 9, 2022, by and among The Kroger Co., the lenders party thereto, and Bank of America, N.A., as paying agent to the Amended and Restated Credit Agreement dated July 6, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022.

10.8	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.9	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

10.10	The Kroger Co. 2014 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on July 29, 2014.

10.11*	The Kroger Co. 2019 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed with the SEC on June 28, 2019.

10.12*

Form of Restricted Stock Grant Agreement under Long-Term Incentive Cash Bonus Plans. Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

10.13*

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

10.15*

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

10.17*

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

THE KROGER CO.

Dated: March 28, 2023	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 28th of March 2023.

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