Form 10-Q
period 2023-05-20
KROGER CO
filed 2023-06-23
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 20, 2023

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

There were 717,745,520 shares of Common Stock ($1 par value) outstanding as of June 20, 2023.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 20,	May 21,
(In millions, except per share amounts)	2023	2022
Sales	$45,165	$44,600

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	35,080	34,952
Operating, general and administrative	7,393	6,997
Rent	265	256
Depreciation and amortization	957	890

Operating profit	1,470	1,505

Other income (expense)
Interest expense	(153)	(177)
Non-service component of company-sponsored pension plan benefits	9	16
Loss on investments	(78)	(532)

Net earnings before income tax expense	1,248	812

Income tax expense	286	146

Net earnings including noncontrolling interests	962	666
Net income attributable to noncontrolling interests	—	2

Net earnings attributable to The Kroger Co.	$962	$664

Net earnings attributable to The Kroger Co. per basic common share	$1.33	$0.91

Average number of common shares used in basic calculation	717	722

Net earnings attributable to The Kroger Co. per diluted common share	$1.32	$0.90

Average number of common shares used in diluted calculation	724	733

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 20,	May 21,
(In millions)	2023	2022
Net earnings including noncontrolling interests	$962	$666

Other comprehensive (loss) income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(4)	—
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	91	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	1	2

Total other comprehensive income	88	2

Comprehensive income	1,050	668
Comprehensive income attributable to noncontrolling interests	—	2
Comprehensive income attributable to The Kroger Co.	$1,050	$666
(1)	Amount is net of tax of ($1) for the first quarter of 2023 and ($1) for the first quarter of 2022.
(2)	Amount is net of tax of $26 for the first quarter of 2023.
(3)	Amount is net of tax of $1 for the first quarter of 2023 and $1 for the first quarter of 2022.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 20,	January 28,
(In millions, except par amounts)	2023	2023
ASSETS
Current assets
Cash and temporary cash investments	$2,632	$1,015
Store deposits in-transit	1,143	1,127
Receivables	1,766	2,234
FIFO inventory	9,325	9,756
LIFO reserve	(2,295)	(2,196)
Prepaid and other current assets	633	734
Total current assets	13,204	12,670

Property, plant and equipment, net	24,935	24,726
Operating lease assets	6,659	6,662
Intangibles, net	893	899
Goodwill	2,916	2,916
Other assets	1,586	1,750

Total Assets	$50,193	$49,623

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,319	$1,310
Current portion of operating lease liabilities	664	662
Trade accounts payable	7,353	7,119
Accrued salaries and wages	1,130	1,746
Other current liabilities	6,664	6,401
Total current liabilities	17,130	17,238

Long-term debt including obligations under finance leases	12,114	12,068
Noncurrent operating lease liabilities	6,353	6,372
Deferred income taxes	1,694	1,672
Pension and postretirement benefit obligations	427	436
Other long-term liabilities	1,595	1,823

Total Liabilities	39,313	39,609

Commitments and contingencies see Note 6

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2023 and 2022	1,918	1,918
Additional paid-in capital	3,826	3,805
Accumulated other comprehensive loss	(544)	(632)
Accumulated earnings	26,375	25,601
Common shares in treasury, at cost, 1,200 shares in 2023 and 1,202 shares in 2022	(20,670)	(20,650)

Total Shareowners’ Equity - The Kroger Co.	10,905	10,042
Noncontrolling interests	(25)	(28)

Total Equity	10,880	10,014

Total Liabilities and Equity	$50,193	$49,623

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	May 20,	May 21,
(In millions)	2023	2022
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$962	$666
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	957	890
Operating lease asset amortization	188	186
LIFO charge	99	93
Share-based employee compensation	49	57
Company-sponsored pension plans benefit	(2)	(12)
Deferred income taxes	(5)	(30)
Gain on the sale of assets	(41)	—
Loss on investments	78	532
Other	73	54
Changes in operating assets and liabilities:
Store deposits in-transit	(16)	(28)
Receivables	274	(2)
Inventories	419	(676)
Prepaid and other current assets	82	117
Trade accounts payable	233	439
Accrued expenses	(449)	(748)
Income taxes receivable and payable	198	(70)
Operating lease liabilities	(215)	(214)
Other	(24)	(152)

Net cash provided by operating activities	2,860	1,102

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,028)	(745)
Proceeds from sale of assets	86	14
Other	(5)	8

Net cash used by investing activities	(947)	(723)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(62)	(45)
Dividends paid	(188)	(154)
Proceeds from issuance of capital stock	23	113
Treasury stock purchases	(29)	(665)
Other	(40)	(67)

Net cash used by financing activities	(296)	(818)

Net increase (decrease) in cash and temporary cash investments	1,617	(439)

Cash and temporary cash investments:
Beginning of year	1,015	1,821
End of period	$2,632	$1,382

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,028)	$(745)
Payments for lease buyouts	—	3
Changes in construction-in-progress payables	(71)	(229)
Total capital investments, excluding lease buyouts	$(1,099)	$(971)

Disclosure of cash flow information:
Cash paid during the year for interest	$164	$198
Cash paid during the year for income taxes	$92	$244

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 29, 2022	1,918	$1,918	$3,657	1,191	$(19,722)	$(467)	$24,066	$(23)	$9,429
Issuance of common stock:
Stock options exercised	—	—	—	(4)	113	—	—	—	113
Restricted stock issued	—	—	(77)	(2)	12	—	—	—	(65)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	10	(520)	—	—	—	(520)
Stock options exchanged	—	—	—	3	(145)	—	—	—	(145)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of tax of $-	—	—	—	—	—	2	—	—	2
Other	—	—	77	—	(77)	—	—	3	3
Cash dividends declared ($0.21 per common share)	—	—	—	—	—	—	(147)	—	(147)
Net earnings including noncontrolling interests	—	—	—	—	—	—	664	2	666

Balances at May 21, 2022	1,918	$1,918	$3,714	1,198	$(20,339)	$(465)	$24,583	$(18)	$9,393
Issuance of common stock:
Stock options exercised	—	—	—	—	6	—	—	—	6
Restricted stock issued	—	—	(89)	(2)	47	—	—	—	(42)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	6	(300)	—	—	—	(300)
Stock options exchanged	—	—	—	—	(10)	—	—	—	(10)
Share-based employee compensation	—	—	46	—	—	—	—	—	46
Other comprehensive income net of tax of $1	—	—	—	—	—	1	—	—	1
Other	—	—	45	—	(45)	—	—	(1)	(1)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(186)	—	(186)
Net earnings including noncontrolling interests	—	—	—	—	—	—	731	1	732

Balances at August 13, 2022	1,918	$1,918	$3,716	1,202	$(20,641)	$(464)	$25,128	$(18)	$9,639
Issuance of common stock:
Stock options exercised	—	—	—	—	8	—	—	—	8
Restricted stock issued	—	—	(4)	—	—	—	—	—	(4)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	—	(1)	—	—	—	(1)
Stock options exchanged	—	—	—	—	(9)	—	—	—	(9)
Share-based employee compensation	—	—	42	—	—	—	—	—	42
Other comprehensive income net of tax of $11	—	—	—	—	—	52	—	—	52
Other	—	—	4	—	(4)	—	—	(10)	(10)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(188)	—	(188)
Net earnings including noncontrolling interests	—	—	—	—	—	—	398	2	400

Balances at November 5, 2022	1,918	$1,918	$3,758	1,202	$(20,647)	$(412)	$25,338	$(26)	$9,929
Issuance of common stock:
Stock options exercised	—	—	—	—	7	—	—	—	7
Restricted stock issued	—	—	(3)	—	3	—	—	—	—
Treasury stock activity:
Stock options exchanged	—	—	—	—	(8)	—	—	—	(8)
Share-based employee compensation	—	—	45	—	—	—	—	—	45
Other comprehensive loss net of tax of ($63)	—	—	—	—	—	(220)	—	—	(220)
Other	—	—	5	—	(5)	—	—	(2)	(2)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(188)	—	(188)
Net earnings including noncontrolling interests	—	—	—	—	—	—	451	—	451

Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014
Issuance of common stock:
Stock options exercised	—	—	—	(1)	23	—	—	—	23
Restricted stock issued	—	—	(72)	(1)	30	—	—	—	(42)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(29)	—	—	—	(29)
Share-based employee compensation	—	—	49	—	—	—	—	—	49
Other comprehensive income net of tax of $26	—	—	—	—	—	88	—	—	88
Other	—	—	44	—	(44)	—	—	3	3
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(188)	—	(188)
Net earnings including noncontrolling interests	—	—	—	—	—	—	962	—	962

Balances at May 20, 2023	1,918	$1,918	$3,826	1,200	$(20,670)	$(544)	$26,375	$(25)	$10,880

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries and other consolidated entities. The January 28, 2023 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 20, 2023 and May 21, 2022 includes the results of operations of the Company for the 16 week periods then ended.

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

The equity investment in Ocado is measured at fair value through net earnings. The fair value of all shares owned, which is measured using Level 1 inputs, was $236 and $401 as of May 20, 2023 and January 28, 2023, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for this Ocado investment of approximately $165 and $532 for the first quarters of 2023 and 2022, respectively, is included in “Loss on investments” in the Company’s Consolidated Statements of Operations.

The Company's forward-starting interest rate swaps are considered a Level 2 instrument. The Company values interest rate swaps using observable forward yield curves. These forward yield curves are classified as Level 2 inputs. Refer to Note 2 for the disclosure of forward-starting interest rate swap fair values.

Refer to Note 2 for the disclosure of debt instrument fair values.

Accounts Payable Financing Arrangement

The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under this arrangement. The payment term that the Company has with participating suppliers under these programs is approximately 90 days.

As of May 20, 2023 and January 28, 2023, the Company had $241 and $249, respectively, in “Trade accounts payable” in the Company’s Consolidated Balance Sheets associated with financing arrangements. As of May 20, 2023 and January 28, 2023, the Company had $77 and $65, respectively, in “Other current liabilities” associated with financing arrangements.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	May 20,	January 28,
	2023	2023
1.70% to 8.00% Senior Notes due through 2049	$10,218	$10,215
Other	1,070	1,077

Total debt, excluding obligations under finance leases	11,288	11,292
Less current portion	(1,149)	(1,153)

Total long-term debt, excluding obligations under finance leases	$10,139	$10,139

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 20, 2023 and January 28, 2023. At May 20, 2023, the fair value of total debt was $10,300 compared to a carrying value of $11,288. At January 28, 2023, the fair value of total debt was $10,593 compared to a carrying value of $11,292.

In the third quarter of 2022, the Company entered into five forward-starting interest rate swap agreements with a maturity date of August 2027 with an aggregate notional amount totaling $5,350. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt. A notional amount of $2,350 of these forward-starting interest rate swaps were designated as cash-flow hedges as defined by GAAP. Accordingly, the changes in fair value of these forward-starting interest rate swaps are recorded to other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. The remainder of the notional amount of $3,000 of the forward-starting interest swaps were not designated as a cash-flow hedge. Accordingly, the changes in the fair value of the forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings.

As of May 20, 2023 and January 28, 2023, the fair value of the interest rate swaps designated as cash-flow hedges was $6 and $(116), respectively. As of May 20, 2023 and January 28, 2023, the amount included in “Accumulated other comprehensive income” is $4 and ($89), net of tax, respectively. As of May 20, 2023 and January 28, 2023, the fair value of forward-starting interest swaps not designated as cash-flow hedges were $(55) and $(142), respectively. During the first quarter of 2023, the Company recognized an unrealized gain of $87 related to these swaps that is included in “Loss on investments” in the Company’s Consolidated Statements of Operations.

For additional information about the Company’s unsecured bridge loan facility and term loan credit agreement, see Note 10 to the Consolidated Financial Statements.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the first quarters of 2023 and 2022:

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 20,	May 21,	May 20,	May 21,
	2023	2022	2023	2022
Components of net periodic benefit cost (benefit):
Service cost	$6	$3	$1	$1
Interest cost	40	30	2	2
Expected return on plan assets	(46)	(47)	—	—
Amortization of:
Prior service cost	—	—	(3)	(4)
Actuarial loss (gain)	2	8	(4)	(5)

Net periodic benefit cost (benefit)	$2	$(6)	$(4)	$(6)

The Company is not required to make any contributions to its company-sponsored pension plans in 2023, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first quarters of 2023 or 2022.

The Company contributed $110 and $105 to employee 401(k) retirement savings accounts in the first quarters of 2023 and 2022, respectively.

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

	First Quarter Ended			First Quarter Ended
	May 20, 2023			May 21, 2022
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$954	717	$1.33	$657	722	$0.91
Dilutive effect of stock options		7			11

Net earnings attributable to The Kroger Co. per diluted common share	$954	724	$1.32	$657	733	$0.90

The Company had combined undistributed and distributed earnings to participating securities totaling $8 and $7 in the first quarters of 2023 and 2022, respectively.

The Company had options outstanding for approximately 3 million shares and 1 million shares during the first quarters of 2023 and 2022, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In the first quarter of 2023, the Company opened one additional Kroger Delivery customer fulfillment center in Frederick, Maryland. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company establishes a finance lease when each facility begins fulfilling orders to customers. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. During the first quarter of 2023, the Company recorded finance lease assets of $139 and finance lease liabilities of $129 related to the Company’s agreement with Ocado. As of May 20, 2023 and January 28, 2023, the Company had $1,012 and $928, respectively, of net finance lease assets included within “Property, plant and equipment, net” in the Company’s Consolidated Balance Sheets related to the Company's agreement with Ocado. As of May 20, 2023 and January 28, 2023, the Company had $96 and $88, respectively, of current finance lease liabilities recorded within “Current portion of long-term debt including obligations under finance leases" and $859 and $785, respectively, of non-current finance lease liabilities recorded within “Long-term debt including obligations under finance leases.”

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

In the first quarter of 2023, the Company recorded a charge of $62 million relating to a settlement of opioid litigation claims with the State of West Virginia. The agreed upon settlement framework resolves all opioid lawsuits and claims by the West Virginia Attorney General. Kroger continues to vigorously defend against all claims and lawsuits relating to opioids.

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

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2023 and 2022:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 29, 2022	$(47)	$(420)	$(467)
Amounts reclassified out of AOCI(3)	2	—	2
Net current-period OCI	2	—	2
Balance at May 21, 2022	$(45)	$(420)	$(465)

Balance at January 28, 2023	$(129)	$(503)	$(632)
OCI before reclassifications(2)	91	—	91
Amounts reclassified out of AOCI(3)	1	(4)	(3)
Net current-period OCI	92	(4)	88
Balance at May 20, 2023	$(37)	$(507)	$(544)
(1)	All amounts are net of tax.
(2)	Net of tax of $26 for cash flow hedging activities for the first quarter of 2023.
(3)	Net of tax of $1 for cash flow hedging activities and ($1) for pension and postretirement defined benefit plans for the first quarter of 2022. Net of tax of $1 for cash flow hedging activities and ($1) for pension and postretirement defined benefit plans for the first quarter of 2023.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2023 and 2022:

	First Quarter Ended
	May 20,	May 21,
	2023	2022
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$3
Tax expense	(1)	(1)
Net of tax	1	2

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	(5)	(1)
Tax expense	1	1
Net of tax	(4)	—
Total reclassifications, net of tax	$(3)	$2
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

8.	INCOME TAXES

The effective income tax rate was 22.9% for the first quarter of 2023 and 18.0% for the first quarter of 2022. The effective income tax rate for the first quarter of 2023 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first quarter of 2022 differed from the federal statutory rate due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate increased in the first quarter of 2023, compared to the first quarter of 2022, primarily due to a decrease in deductions from share-based payments.

9.	RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. The Company adopted this ASU as of January 29, 2023, other than the roll-forward disclosure requirement which the Company will adopt in fiscal year 2024. For additional information about the Company’s accounts payable finance arrangements, see Note 1 to the Consolidated Financial Statements.

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

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “confidence,” “continue,” “could,” “estimate,” “expect,” “future,” “guidance,” “intended,” “maintain,” “may,” “model,” “plan,” “positions,” “program,” “strategy,” “target,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the ongoing COVID-19 pandemic (including any variant), natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: the risks relating to or arising from our proposed transaction with Albertsons announced in October 2022, including, among others, our ability to consummate the proposed transaction, including on the terms of the merger agreement, on the anticipated timeline, and/or with the required regulatory approvals; COVID-19 pandemic related factors, risks and challenges; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the current inflationary environment and future potential inflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including the war in Ukraine; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities and the deductibility of certain expenses.

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

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger’s proven value creation model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel food retail business, which is built on Kroger’s strategic assets: our stores, digital ecosystem, Our Brands and our data. These assets, when combined with our go-to-market strategy, deliver a compelling value proposition for our customers. We continue to build long-term customer loyalty through Fresh, Our Brands, Personalization and our seamless shopping experience to drive sustainable sales growth in our retail supermarket business, including fuel and health and wellness. This, in turn, generates the data and traffic that enables our fast growing, high operating margin alternative profit businesses. We are evolving from primarily a food retailer into a more diverse, food first business that we expect will consistently deliver net earnings growth in the future. This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our supermarket business and is supported by continued strategic investments in our customers, associates, and our seamless ecosystem to ensure we deliver a full, friendly and fresh experience for every customer, every time. As more and more customers incorporate ecommerce into their permanent routines, we expect digital sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin, through a balanced model where strategic price investments for our customers, investments in our associates’ wages and benefits and investments in technology that deliver a better associate and customer experience are offset by (i) our cost savings program, which has delivered $1 billion in cost savings annually for the past five fiscal years, (ii) improving our product mix, as we accelerate momentum with our Fresh and Our Brands initiatives, and (iii) growing our alternative profit businesses.

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

EXECUTIVE SUMMARY

We achieved solid financial results and strong free cash flow in the first quarter of 2023, guided by the execution of our Leading with Fresh and Accelerating with Digital strategy. Our results demonstrate the durability of our business model in a more challenged operating environment, as more customers are feeling the effects of inflation and economic uncertainty. We are growing customer households by providing fresh products at affordable prices with personalized rewards. Our associates are bringing this strategy to life every day by delivering a full, friendly and fresh shopping experience with zero compromise on quality, selection and convenience. The investments we are making in our associates, customers and technology to drive our go-to-market strategy are fueling our growth including in Alternative Profit businesses.

Looking forward, our go-to-market strategy positions us well in a wide range of economic environments to continue to deliver for our customers, invest in our associates and achieve sustainable and attractive returns for shareholders. The investments we have made over recent years to deliver for our customers and strengthen our value creation flywheel give us the confidence to reaffirm our full-year identical sales without fuel and adjusted net earnings per diluted share guidance.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	First Quarter Ended
	May 20,	Percentage	May 21,
	2023	Change	2022
Sales	$45,165	1.3%	$44,600
Sales without fuel	$40,070	3.5%	$38,711
Net earnings attributable to The Kroger Co.	$962	44.9%	$664
Adjusted net earnings attributable to The Kroger Co.	$1,104	2.8%	$1,074
Net earnings attributable to The Kroger Co. per diluted common share	$1.32	46.7%	$0.90
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.51	4.1%	$1.45
Operating profit	$1,470	(2.3)%	$1,505
Adjusted FIFO operating profit	$1,669	4.2%	$1,601
Dividends paid	$188	22.1%	$154
Dividends paid per common share	$0.26	23.8%	$0.21
Identical sales excluding fuel	3.5%	N/A	4.1%
FIFO gross margin rate, excluding fuel, bps increase (decrease)	0.21	N/A	(0.26)
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	0.14	N/A	(0.46)
Increase in total debt, including obligations under finance leases compared to prior fiscal year end	$55	N/A	$275
Share repurchases	$29	N/A	$665

OVERVIEW

Notable items for the first quarter of 2023 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $1.32, which represents a 47% increase compared to the first quarter of 2022.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $1.51, which represents a 4% increase compared to the first quarter of 2022.

●	Achieved operating profit of $1.5 billion, which is consistent with the first quarter of 2022.

●	Achieved adjusted FIFO operating profit of $1.7 billion, which represents a 4% increase compared to the first quarter of 2022.

●	Generated cash from operations of $2.9 billion, which represents a 160% increase compared to the first quarter of 2022.

●	Cash and temporary cash investments increased by $1.6 billion from $1.0 billion as of fiscal year end 2022 to $2.6 billion as of May 20, 2023.

●	Returned $188 million to shareholders through dividend payments.

Other Financial Results

●	Identical sales, excluding fuel, increased 3.5%, which included total sales growth in Our Brands categories of 4.9%. Identical sales, excluding fuel, would have grown 5.0% in the first quarter of 2023 if not for the reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. In the first quarter of 2023, the terminated agreement had a positive effect on our FIFO Gross Margin Rate, excluding fuel, and a negative effect on our OG&A Rate, excluding fuel and the 2023 Adjusted Items, as defined below. The overall net effect on FIFO operating profit was slightly positive.

●	Digital sales increased 15%, which was led by the strength of our Pickup solutions, which grew by 11%, and our Delivery solutions, which grew by 30%. Pickup solutions growth was driven by our focus on associate training, which resulted in improvements to the customer experience. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier.

●	We are currently operating in a volatile inflationary environment and we have started to see year-over-year inflation levels moderate, particularly in fresh categories. Our LIFO charge for the first quarter of 2023 was $99 million, compared to $93 million in the first quarter of 2022. Our LIFO charge reflects our expected annualized product cost inflation for 2023.

Significant Events

●	During the first quarter of 2023, we opened one additional Kroger Delivery customer fulfillment center powered by Ocado’s automated smart platform in Frederick, Maryland.

●	During the first quarter of 2023, we recognized legal settlement costs of $62 million, the net present value of the $68 million settlement of all pending and future opioid litigation claims with the State of West Virginia. The settlement amount is payable over 10 years and $49 million net of tax. This amount was excluded from our adjusted FIFO operating profit and adjusted net earnings results to reflect the unique and non-recurring nature of the charge. This settlement is not an admission of wrongdoing or liability by Kroger. We will continue to vigorously defend against other claims and lawsuits relating to opioids. This settlement is based on a set of unique and specific facts relating to West Virginia, and we do not believe that the settlement amount or any other terms of our agreement with West Virginia can or should be extrapolated to any other opioid-related cases pending against us. It is our view that this settlement is not a reliable proxy for the outcome of any other cases or the overall level of our exposure.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first quarter of 2023 include the following, which we define as the “2023 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $40 million, $34 million net of tax, for merger related costs and $62 million, $49 million net of tax, for legal settlement costs (the “2023 OG&A Adjusted Items”).

●	Losses in other income (expense) of $78 million, $59 million net of tax, for the unrealized loss on investments (the “2023 Other Income (Expense) Adjusted Item”).

Net earnings for the first quarter of 2022 include the following, which we define as the “2022 Adjusted Items”:

●	Charges to OG&A of $7 million, $6 million net of tax, for the revaluation of Home Chef contingent consideration (the “2022 OG&A Adjusted Item”).

●	Losses in other income (expense) of $532 million, $404 million net of tax, for the unrealized loss on investments (the “2022 Other Income (Expense) Adjusted Item”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measures and related disclosure.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2023 and 2022 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	First Quarter Ended
	May 20,	May 21,	Percentage
	2023	2022	Change
Net earnings attributable to The Kroger Co.	$962	$664

(Income) expense adjustments
Adjustment for loss on investments(1)(2)	59	404
Adjustment for Home Chef contingent consideration(1)(3)	—	6
Adjustment for merger related costs(1)(4)	34	—
Adjustment for legal settlement costs(1)(5)	49	—
2023 and 2022 Adjusted Items	142	410

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$1,104	$1,074	2.8%

Net earnings attributable to The Kroger Co. per diluted common share	$1.32	$0.90

(Income) expense adjustments
Adjustment for loss on investments(6)	0.08	0.54
Adjustment for Home Chef contingent consideration(6)	—	0.01
Adjustment for merger related costs(6)	0.05	—
Adjustment for legal settlement costs(6)	0.06	—
2023 and 2022 Adjusted Items	0.19	0.55

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.51	$1.45	4.1%

Average number of common shares used in diluted calculation	724	733
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for loss on investments was $78 in the first quarter of 2023 and $532 in the first quarter of 2022.
(3)	The pre-tax adjustment for Home Chef contingent consideration was $7.
(4)	The pre-tax adjustment for merger related costs was $40. Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(5)	The pre-tax adjustment for legal settlement costs was $62.
(6)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 20,	Percentage	May 21,	Percentage
	2023	Change(1)	2022	Change(2)
Total sales to retail customers without fuel(3)	$39,748	3.4%	$38,449	3.9%
Supermarket fuel sales	5,095	(13.5)%	5,889	47.6%
Other sales(4)	322	22.9%	262	(8.4)%

Total sales	$45,165	1.3%	$44,600	8.0%
(1)	This column represents the percentage change in the first quarter of 2023, compared to the first quarter of 2022.
(2)	This column represents the percentage change in the first quarter of 2022, compared to the first quarter of 2021.
(3)	Digital sales are included in the “Total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased approximately 15% in the first quarter of 2023 and decreased approximately 6% in the first quarter of 2022. The increase in the first quarter of 2023, compared to the first quarter of 2022, was led by the strength of our Pickup solutions, which grew by 11%, and our Delivery solutions, which grew by 30%. Pickup solutions growth was driven by our focus on associate training, which resulted in improvements to the customer experience. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network.
(4)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increase in the first quarter of 2023, compared to the first quarter of 2022, is primarily due to an increase in data analytic services and third-party media revenue.

Total sales increased in the first quarter of 2023, compared to the first quarter of 2022, by 1.3%. The increase was primarily due to an increase in total sales to retail customers without fuel, partially offset by a reduction in supermarket fuel sales. Total sales, excluding fuel, increased 3.5% in the first quarter of 2023, compared to the first quarter of 2022, which was primarily due to our identical sales increase, excluding fuel, of 3.5%. Identical sales, excluding fuel, for the first quarter of 2023, compared to the first quarter of 2022, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket and the termination of our agreement with Express Scripts. Identical sales, excluding fuel, would have grown 5.0% in the first quarter of 2023 if not for the approximately $575 million reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. Total supermarket fuel sales decreased 13.5% in the first quarter of 2023, compared to the first quarter of 2022, primarily due to a decrease in the average retail fuel price of 11.2% and a decrease in fuel gallons sold of 2.5%, which was consistent with the market decline in fuel gallons sold. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. We define Kroger Delivery identical sales powered by Ocado based on geography. We include Kroger Delivery sales powered by Ocado as identical if the delivery occurs in an existing Kroger supermarket geography. If the Kroger Delivery sales powered by Ocado occur in a new geography, these sales are included as identical when deliveries have occurred to the new geography for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the first quarter of 2023.

Identical Sales

($ in millions)

	First Quarter Ended
	May 20,	Percentage	May 21,	Percentage
	2023	Change(1)	2022	Change(2)
Excluding Fuel	$39,574	3.5%	$38,235	4.1%
(1)	This column represents the percentage change in identical sales in the first quarter of 2023, compared to the first quarter of 2022.
(2)	This column represents the percentage change in identical sales in the first quarter of 2022, compared to the first quarter of 2021.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.33% for the first quarter of 2023, compared to 21.63% for the first quarter of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. The increase in rate in the first quarter of 2023, compared to the first quarter of 2022, resulted primarily from decreased fuel sales, which have a lower gross margin rate, Our Brands performance, our ability to effectively manage product cost inflation through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink, as a percentage of sales, and increased promotional price investments.

Our LIFO charge was $99 million in the first quarter of 2023, compared to $93 million in the first quarter of 2022. Our LIFO charge reflects our expected annualized product cost inflation for 2023.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.55% in the first quarter of 2023, compared to 21.84% in the first quarter of 2022. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 21 basis points in the first quarter of 2023, compared to the first quarter of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. This increase resulted primarily from Our Brands performance, our ability to effectively manage product cost inflation through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink, as a percentage of sales, and increased promotional price investments.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.37% in the first quarter of 2023 and 15.69% in the first quarter of 2022. The increase in the first quarter of 2023, compared to the first quarter of 2022, resulted primarily from the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, planned investments in associates, the effect of our terminated agreement with Express Scripts, costs related to strategic investments in various margin expansion initiatives that will drive future growth and the 2023 OG&A Adjusted Items, partially offset by the effect of supermarket sales leverage, which decreases our OG&A rate, as a percentage of sales, the 2022 OG&A Adjusted Items and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2023 OG&A Adjusted Items and the 2022 OG&A Adjusted Items, our OG&A rate increased 14 basis points in the first quarter of 2023, compared to the first quarter of 2022. This increase resulted primarily from planned investments in associates, the effect of our terminated agreement with Express Scripts and costs related to strategic investments in various margin expansion initiatives that will drive future growth, partially offset by the effect of supermarket sales leverage, which decreases our OG&A rate, as a percentage of sales, and broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the first quarter of 2023, compared to the first quarter of 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the first quarter of 2023, compared to the first quarter of 2022. This increase was primarily due to depreciation of equipment recorded under finance leases related to our Kroger Delivery customer fulfillment center location openings, additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.5 billion during the rolling four quarter period ending with the first quarter of 2023 and a decrease in the average useful life on these capital investments.

Operating Profit and FIFO Operating Profit

Operating profit was $1.5 billion, or 3.3% of sales, for the first quarter of 2023, compared to $1.5 billion, or 3.4% of sales, for the first quarter of 2022. Operating profit, as a percentage of sales, decreased 12 basis points in the first quarter of 2023, compared to the first quarter of 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a higher FIFO gross margin rate. Fuel earnings contributed to our operating profit growth for the first quarter of 2023, compared to the first quarter of 2022.

FIFO operating profit was $1.6 billion, or 3.5% of sales, for the first quarter of 2023, compared to $1.6 billion, or 3.6% of sales, for the first quarter of 2022. FIFO operating profit, as a percentage of sales, excluding the 2023 and 2022 Adjusted Items, increased 10 basis points in the first quarter of 2023, compared to the first quarter of 2022, due to a higher FIFO gross margin rate, partially offset by increased OG&A and depreciation and amortization expenses, as a percentage of sales. Fuel earnings contributed to our FIFO operating profit growth for the first quarter of 2023, compared to the first quarter of 2022.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2023 and 2022 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	First Quarter Ended
	May 20,	May 21,
	2023	2022
Operating profit	$1,470	$1,505
LIFO charge	99	93

FIFO Operating profit	1,569	1,598

Adjustment for Home Chef contingent consideration	—	7
Adjustment for merger related costs(1)	40	—
Adjustment for legal settlement costs	62	—
Other	(2)	(4)

2023 and 2022 Adjusted items	100	3

Adjusted FIFO operating profit excluding the adjusted items above	$1,669	$1,601
(1)	Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.

Interest Expense

Interest expense decreased for the first quarter of 2023, compared to the first quarter of 2022. This decrease was primarily due to increased interest income earned on our cash and temporary cash investments due to rising interest rates and an increase in our investments balance in the first quarter of 2023, compared to the first quarter of 2022.

Income Taxes

The effective income tax rate was 22.9% in the first quarter of 2023 and 18.0% for the first quarter of 2022. The effective income tax rate for the first quarter of 2023 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first quarter of 2022 differed from the federal statutory rate due to the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate increased in the first quarter of 2023, compared to the first quarter of 2022, primarily due to a decrease in deductions from share-based payments.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $1.32 per diluted share for the first quarter of 2023 represented an increase of 47% compared to net earnings of $0.90 per diluted share for the first quarter of 2022. Adjusted net earnings of $1.51 per diluted share for the first quarter of 2023 represented an increase of 4% compared to adjusted net earnings of $1.45 per diluted share for the first quarter of 2022. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, and increased fuel earnings, partially offset by higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase (decrease) in cash and temporary cash investments for the first quarters of 2023 and 2022:

	First Quarter Ended
	May 20,	May 21,
	2023	2022
Net cash provided by (used in)
Operating activities	$2,860	$1,102
Investing activities	(947)	(723)
Financing activities	(296)	(818)
Net increase (decrease) in cash and temporary cash investments	$1,617	$(439)

Net cash provided by operating activities

We generated $2.9 billion of cash from operations in the first quarter of 2023 compared to $1.1 billion in the first quarter of 2022. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $2.4 billion of operating cash flow in both the first quarters of 2023 and 2022. Cash provided (used) by operating activities for changes in operating assets and liabilities, including working capital, was $502 million in the first quarter of 2023 compared to ($1.3) billion in the first quarter of 2022. The increase in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	A decrease in pharmacy receivables at the end of the first quarter of 2023, compared to fiscal year end 2022, primarily due to timing of cash receipts and the termination of our agreement with Express Scripts;

●	Cash flows for FIFO inventory were more favorable in the first quarter of 2023, compared to the first quarter of 2022, primarily due to the following:

o	A decrease in FIFO inventory at the end of the first quarter of 2023, compared to fiscal year end 2022, primarily related to maintaining inventory at optimal levels through improved inventory management planning; and

o	An increase in FIFO inventory at the end of the first quarter of 2022, compared to fiscal year end 2021, primarily due to rising costs resulting from continued inflationary cost pressures and a reduction of supply chain constraints;

●	An increase in certain non income-based tax accruals at the end of the first quarter of 2023, compared to fiscal year end 2022, primarily due to timing of payments; and

●	A decrease in income taxes receivable at the end of the first quarter of 2023, compared to fiscal year end 2022, primarily due to applying our outstanding income tax receivable to reduce our estimated tax payments for the first quarter of 2023.

Cash paid for taxes decreased in the first quarter of 2023, compared to the first quarter of 2022, primarily due to applying our outstanding income tax receivable to reduce our estimated tax payments for the first quarter of 2023.

Net cash used by investing activities

Investing activities used cash of $947 million in the first quarter of 2023 compared to $723 million in the first quarter of 2022. The amount of cash used by investing activities increased in the first quarter of 2023, compared to the first quarter of 2022, primarily due to increased payments for property and equipment, partially offset by increased proceeds from the sale of assets.

Net cash used by financing activities

We used $296 million of cash for financing activities in the first quarter of 2023 compared to $818 million in the first quarter of 2022. The amount of cash used for financing activities decreased in the first quarter of 2023 compared to the first quarter of 2022, primarily due to the following:

●	Decreased treasury stock purchases; partially offset by

●	Decreased proceeds from issuance of capital stock.

Capital Investments

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.1 billion for the first quarter of 2023, compared to $971 million for the first quarter of 2022. During the rolling four quarter period ended with the first quarter of 2023, we opened, expanded, relocated or acquired 11 supermarkets and also completed 117 major within-the-wall remodels. We define a major remodel as a project that exceeds a cost of $20 per square foot. Total supermarket square footage at the end of the first quarter of 2023 remained consistent with the end of the first quarter of 2022. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2023 increased 0.3% over the end of the first quarter of 2022.

Debt Management

As of May 20, 2023, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of May 20, 2023, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $1 million as of May 20, 2023.

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

Our bank credit facility contains a financial covenant. As of May 20, 2023, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, increased $55 million as of May 20, 2023, compared to our fiscal year end 2022 debt of $13.4 billion. This increase resulted primarily from a net increase in obligations under finance leases of $59 million, which was primarily related to our one additional Kroger Delivery customer fulfillment center opening during the first quarter of 2023.

Common Share Repurchase Programs

During the first quarter of 2023, we invested $29 million to repurchase six hundred and two thousand Kroger common shares at an average price of $47.68 per share. The shares repurchased in the first quarter of 2023 were reacquired under a share repurchase program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

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

Liquidity Needs

We held cash and temporary cash investments of $2.6 billion as of the end of May 20, 2023, which reflects our elevated operating performance over the last few years. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of May 20, 2023, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, settlement of interest rate swap liabilities, servicing our lease obligations, self-insurance liabilities, capital investments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

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

For additional information about our debt activity in the first quarter of 2023, see Note 2 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from those estimates. There has been no material change to our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 20, 2023, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. In 2022, a new payroll module was implemented. Additional phases of the project will continue to be implemented over the next several years. There have been no material additional implementations of modules during the quarter ended May 20, 2023. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended May 20, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
January 29, 2023 to February 25, 2023	41,900	$44.43	41,900	$1,000
Second four weeks
February 26, 2023 to March 25, 2023	1,087,917	$47.19	214,200	$1,000
Third four weeks
March 26, 2023 to April 22, 2023	202,700	$48.45	202,700	$1,000
Fourth four weeks
April 23, 2023 to May 20, 2023	143,300	$48.31	143,300	$1,000
Total	1,475,817	$47.39	602,100	$1,000
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2023 contained four 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 873,717 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2022 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

Item 6. Exhibits.

EXHIBIT 2.1	-

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

THE KROGER CO.

Dated: June 23, 2023	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 23, 2023	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer