Form 10-Q
period 2023-08-12
KROGER CO
filed 2023-09-15
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 12, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 719,315,778 shares of Common Stock ($1 par value) outstanding as of September 12, 2023.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 12,	August 13,	August 12,	August 13,
(In millions, except per share amounts)	2023	2022	2023	2022
Sales	$33,853	$34,638	$79,018	$79,238

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,475	27,392	61,555	62,343
Operating, general and administrative	6,935	5,417	14,328	12,414
Rent	206	191	470	448
Depreciation and amortization	716	684	1,674	1,574

Operating profit (loss)	(479)	954	991	2,459

Other income (expense)
Interest expense	(93)	(127)	(247)	(303)
Non-service component of company-sponsored pension plan benefits	8	11	17	26
Gain (loss) on investments	367	103	290	(429)

Net earnings (loss) before income tax expense	(197)	941	1,051	1,753

Income tax expense (benefit)	(18)	209	268	356

Net earnings (loss) including noncontrolling interests	(179)	732	783	1,397
Net income attributable to noncontrolling interests	1	1	1	3

Net earnings (loss) attributable to The Kroger Co.	$(180)	$731	$782	$1,394

Net earnings (loss) attributable to The Kroger Co. per basic common share	$(0.25)	$1.01	$1.08	$1.92

Average number of common shares used in basic calculation	719	716	718	720

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(0.25)	$1.00	$1.07	$1.89

Average number of common shares used in diluted calculation	719	725	725	730

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 12,	August 13,	August 12,	August 13,
(In millions)	2023	2022	2023	2022
Net earnings (loss) including noncontrolling interests	$(179)	$732	$783	$1,397

Other comprehensive (loss) income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(3)	(1)	(7)	(1)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	105	—	196	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	2	2	3	4

Total other comprehensive income	104	1	192	3

Comprehensive income (loss)	(75)	733	975	1,400
Comprehensive income attributable to noncontrolling interests	1	1	1	3
Comprehensive income (loss) attributable to The Kroger Co.	$(76)	$732	$974	$1,397
(1)	Amount is net of tax of $(1) for the second quarter of 2023 and $1 for the second quarter of 2022. Amount is net of tax of $(2) for the first two quarters of 2023.
(2)	Amount is net of tax of $33 for the second quarter of 2023 and $59 for the first two quarters of 2023.
(3)	Amount is net of tax of $1 for the first two quarters of 2023 and 2022.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 12,	January 28,
(In millions, except par amounts)	2023	2023
ASSETS
Current assets
Cash and temporary cash investments	$2,420	$1,015
Store deposits in-transit	1,141	1,127
Receivables	1,820	2,234
FIFO inventory	9,126	9,756
LIFO reserve	(2,298)	(2,196)
Prepaid and other current assets	642	734
Total current assets	12,851	12,670

Property, plant and equipment, net	24,894	24,726
Operating lease assets	6,697	6,662
Intangibles, net	885	899
Goodwill	2,916	2,916
Other assets	1,959	1,750

Total Assets	$50,202	$49,623

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$716	$1,310
Current portion of operating lease liabilities	669	662
Trade accounts payable	7,597	7,119
Accrued salaries and wages	1,182	1,746
Other current liabilities	6,373	6,401
Total current liabilities	16,537	17,238

Long-term debt including obligations under finance leases	12,075	12,068
Noncurrent operating lease liabilities	6,369	6,372
Deferred income taxes	1,452	1,672
Pension and postretirement benefit obligations	419	436
Other long-term liabilities	2,746	1,823

Total Liabilities	39,598	39,609

Commitments and contingencies see Note 6

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2023 and 2022	1,918	1,918
Additional paid-in capital	3,840	3,805
Accumulated other comprehensive loss	(440)	(632)
Accumulated earnings	25,984	25,601
Common shares in treasury, at cost, 1,198 shares in 2023 and 1,202 shares in 2022	(20,676)	(20,650)

Total Shareowners’ Equity - The Kroger Co.	10,626	10,042
Noncontrolling interests	(22)	(28)

Total Equity	10,604	10,014

Total Liabilities and Equity	$50,202	$49,623

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 12,	August 13,
(In millions)	2023	2022
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$783	$1,397
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,674	1,574
Operating lease asset amortization	330	329
LIFO charge	102	240
Share-based employee compensation	92	103
Company-sponsored pension plans	(6)	(20)
Deferred income taxes	(278)	(40)
Gain on the sale of assets	(43)	(13)
(Gain) loss on investments	(290)	429
Other	84	66
Changes in operating assets and liabilities:
Store deposits in-transit	(14)	(5)
Receivables	227	(10)
Inventories	630	(774)
Prepaid and other current assets	68	115
Trade accounts payable	478	330
Accrued expenses	(434)	(407)
Income taxes receivable and payable	252	(41)
Operating lease liabilities	(378)	(373)
Other	1,087	(473)

Net cash provided by operating activities	4,364	2,427

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,954)	(1,430)
Proceeds from sale of assets	89	37
Other	70	5

Net cash used by investing activities	(1,795)	(1,388)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(708)	(486)
Dividends paid	(376)	(307)
Proceeds from issuance of capital stock	36	119
Treasury stock purchases	(47)	(975)
Other	(69)	(109)

Net cash used by financing activities	(1,164)	(1,758)

Net increase (decrease) in cash and temporary cash investments	1,405	(719)

Cash and temporary cash investments:
Beginning of year	1,015	1,821
End of period	$2,420	$1,102

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,954)	$(1,430)
Payments for lease buyouts	—	10
Changes in construction-in-progress payables	183	(74)
Total capital investments, excluding lease buyouts	$(1,771)	$(1,494)

Disclosure of cash flow information:
Cash paid during the year for interest	$308	$379
Cash paid during the year for income taxes	$290	$432

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014
Issuance of common stock:
Stock options exercised	—	—	—	(1)	23	—	—	—	23
Restricted stock issued	—	—	(72)	(1)	30	—	—	—	(42)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(29)	—	—	—	(29)
Share-based employee compensation	—	—	49	—	—	—	—	—	49
Other comprehensive income net of tax of $26	—	—	—	—	—	88	—	—	88
Other	—	—	44	—	(44)	—	—	3	3
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(188)	—	(188)
Net earnings including noncontrolling interests	—	—	—	—	—	—	962	—	962

Balances at May 20, 2023	1,918	$1,918	$3,826	1,200	$(20,670)	$(544)	$26,375	$(25)	$10,880
Issuance of common stock:
Stock options exercised	—	—	—	(1)	13	—	—	—	13
Restricted stock issued	—	—	(85)	(1)	55	—	—	—	(30)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(18)	—	—	—	(18)
Share-based employee compensation	—	—	43	—	—	—	—	—	43
Other comprehensive income net of tax of $32	—	—	—	—	—	104	—	—	104
Other	—	—	56	—	(56)	—	—	2	2
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	(180)	1	(179)

Balances at August 12, 2023	1,918	$1,918	$3,840	1,198	$(20,676)	$(440)	$25,984	$(22)	$10,604

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the second quarters ended August 12, 2023 and August 13, 2022 includes the results of operations of the Company for the 12 and 28 week periods then ended.

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

The equity investment in Ocado is measured at fair value through net earnings (loss). The fair value of all shares owned, which is measured using Level 1 inputs, was $492 and $401 as of August 12, 2023 and January 28, 2023, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized gain for this Level 1 investment of approximately $91 and an unrealized loss of approximately $429 for the first two quarters of 2023 and 2022, respectively, is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. An unrealized gain for this Ocado investment of approximately $255 and $103 for the second quarters of 2023 and 2022, respectively, is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

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

As of August 12, 2023 and January 28, 2023, the Company had $234 and $249, respectively, in “Trade accounts payable” in the Company’s Consolidated Balance Sheets associated with financing arrangements. As of August 12, 2023 and January 28, 2023, the Company had $83 and $65, respectively, in “Other current liabilities” associated with financing arrangements.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	August 12,	January 28,
	2023	2023
1.70% to 8.00% Senior Notes due through 2049	$9,620	$10,215
Other	1,068	1,077

Total debt, excluding obligations under finance leases	10,688	11,292
Less current portion	(545)	(1,153)

Total long-term debt, excluding obligations under finance leases	$10,143	$10,139

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 12, 2023 and January 28, 2023. At August 12, 2023, the fair value of total debt was $9,537 compared to a carrying value of $10,688. At January 28, 2023, the fair value of total debt was $10,593 compared to a carrying value of $11,292.

In the second quarter of 2023, the Company repaid $600 of senior notes bearing an interest rate of 3.85% using cash on hand.

In the third quarter of 2022, the Company entered into five forward-starting interest rate swap agreements with a maturity date of August 2027 with an aggregate notional amount totaling $5,350. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt. A notional amount of $2,350 of these forward-starting interest rate swaps was designated as cash-flow hedges as defined by GAAP. Accordingly, the changes in fair value of these forward-starting interest rate swaps are recorded to “Accumulated other comprehensive income (loss)” and reclassified into “Net earnings (loss)” when the hedged transaction affects net earnings. The remainder of the notional amount of $3,000 of the forward-starting interest swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of the forward-starting interest rate swaps not designated as cash-flow hedges are recognized through “Net earnings (loss).”

As of August 12, 2023 and January 28, 2023, the fair value of the interest rate swaps designated as cash-flow hedges was $136 and $(116), respectively. As of August 12, 2023 and January 28, 2023, the amount included in “Accumulated other comprehensive income (loss)” is $104 and $(89), net of tax, respectively. As of August 12, 2023 and January 28, 2023, the fair value of forward-starting interest swaps not designated as cash-flow hedges was $57 and $(142), respectively. During the second quarter of 2023, the Company recognized an unrealized gain of $112 related to these swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. During the first two quarters of 2023, the Company recognized an unrealized gain of $199 related to these swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

For additional information about the Company’s unsecured bridge loan facility and term loan credit agreement, see Note 10 to the Consolidated Financial Statements.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the second quarters of 2023 and 2022:

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 12,	August 13,	August 12,	August 13,
	2023	2022	2023	2022
Components of net periodic benefit cost (benefit):
Service cost	$3	$2	$1	$1
Interest cost	29	24	2	—
Expected return on plan assets	(35)	(35)	—	—
Amortization of:
Prior service cost	—	—	(3)	(3)
Actuarial loss (gain)	2	6	(3)	(3)

Net periodic benefit cost (benefit)	$(1)	$(3)	$(3)	$(5)

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2023 and 2022:

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 12,	August 13,	August 12,	August 13,
	2023	2022	2023	2022
Components of net periodic benefit cost (benefit):
Service cost	$9	$5	$2	$2
Interest cost	69	54	3	3
Expected return on plan assets	(80)	(82)	—	—
Amortization of:		0		0
Prior service cost	—	—	(6)	(7)
Actuarial loss (gain)	4	14	(7)	(8)

Net periodic benefit cost (benefit)	$2	$(9)	$(8)	$(10)

The Company is not required to make any contributions to its company-sponsored pension plans in 2023, but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first two quarters of 2023 or 2022.

The Company contributed $179 and $175 to employee 401(k) retirement savings accounts in the first two quarters of 2023 and 2022, respectively.

4.	EARNINGS PER COMMON SHARE

Net earnings (loss) attributable to The Kroger Co. per basic common share equal net earnings (loss) attributable to The Kroger Co. less income (loss) allocated to participating securities divided by the weighted-average number of common shares outstanding. Net earnings (loss) attributable to The Kroger Co. per diluted common share equal net earnings (loss) attributable to The Kroger Co. less income (loss) allocated to participating securities divided by the weighted-average number of common shares outstanding, after giving effect to dilutive stock options. The following table provides a reconciliation of net earnings (loss) attributable to The Kroger Co. and shares used in calculating net earnings (loss) attributable to The Kroger Co. per basic common share to those used in calculating net earnings (loss) attributable to The Kroger Co. per diluted common share:

	Second Quarter Ended			Second Quarter Ended
	August 12, 2023			August 13, 2022
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings (loss) attributable to The Kroger Co. per basic common share	$(179)	719	$(0.25)	$724	716	$1.01
Dilutive effect of stock options		—			9

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(179)	719	$(0.25)	$724	725	$1.00

	Two Quarters Ended			Two Quarters Ended
	August 12, 2023			August 13, 2022
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$775	718	$1.08	$1,381	720	$1.92
Dilutive effect of stock options		7			10

Net earnings attributable to The Kroger Co. per diluted common share	$775	725	$1.07	$1,381	730	$1.89

The Company had combined undistributed and distributed earnings to participating securities totaling $(1) and $7 in the second quarters of 2023 and 2022, respectively. For the first two quarters of 2023 and 2022, the Company had combined undistributed and distributed earnings to participating securities of $7 and $13, respectively.

The Company had options outstanding for approximately 2 million shares during the second quarter of 2022 that were excluded from the computations of net earnings (loss) per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings (loss) per share. In the second quarter of 2023, there was no dilutive effect of stock options due to the Company having a net loss. The Company had options outstanding for approximately 3 million and 1 million shares during the first two quarters of 2023 and 2022, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In the first two quarters of 2023, the Company opened one additional Kroger Delivery customer fulfillment center in Frederick, Maryland. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company establishes a finance lease when each facility begins fulfilling orders to customers. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. During the first two quarters of 2023, the Company recorded finance lease assets of $139 and finance lease liabilities of $129 related to the Company’s agreement with Ocado. As of August 12, 2023 and January 28, 2023, the Company had $983 and $928, respectively, of net finance lease assets included within “Property, plant and equipment, net” in the Company’s Consolidated Balance Sheets related to the Company's agreement with Ocado. As of August 12, 2023 and January 28, 2023, the Company had $97 and $88, respectively, of current finance lease liabilities recorded within “Current portion of long-term debt including obligations under finance leases" and $834 and $785, respectively, of non-current finance lease liabilities recorded within “Long-term debt including obligations under finance leases.”

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

On September 8, 2023, the Company announced that it reached an agreement in principle with plaintiffs to settle the majority of opioid claims that have been or could be brought against Kroger by states in which they operate, subdivisions, and Native American tribes. Along with the execution of certain non-monetary conditions that remain under discussion, the Company has agreed to pay up to $1,200 to states and subdivisions and $36 to Native American tribes in funding for abatement efforts, and approximately $177 to cover attorneys’ fees and costs. States, subdivisions, and the Native American tribes will have an opportunity to opt-in to participate in the settlement, and the Company will have full discretion to determine whether there is sufficient participation for the settlement to become effective. If all conditions are satisfied, the settlement would allow for the full resolution of all claims on behalf of participating states, subdivisions and tribes and is not an admission of any wrongdoing or liability.

As a result, the Company concluded that the agreement in principle for the settlement of opioid claims was probable, and for which the related loss was reasonably estimable. Accordingly, in the second quarter of 2023, the Company recognized opioid settlement charges of $1,413, $1,113 net of tax, relating to the nationwide opioid settlement framework. This charge is included in “Operating, general and administrative” in the Company’s Consolidated Statement of Operations.

The agreement in principle described above includes payments of approximately $1,236 and $177, in equal installments over 11 years and 6 years, respectively. As of August 12, 2023, the Company recorded $142 and $1,271 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets. The current portion of the estimated settlement liability is recorded in “Accrued expenses” and the long-term portion of the estimated settlement liability is recorded in “Other” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows for the first two quarters of 2023.

Because of the conditions remaining to satisfy, the Company cannot predict if the agreement will become effective, and whether unfavorable developments may occur. The amount of the actual loss may differ materially from the accrual estimate recorded as of August 12, 2023.

In the first quarter of 2023, the Company recorded a charge of $62 relating to a settlement of opioid litigation claims with the State of West Virginia. The agreed upon settlement framework resolves all opioid lawsuits and claims by the West Virginia Attorney General.

The foregoing settlements are not admissions of wrongdoing or liability by the Company and the Company will continue to vigorously defend against any other claims and lawsuits relating to opioids that the settlements do not resolve.

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

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2023 and 2022:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 29, 2022	$(47)	$(420)	$(467)
Amounts reclassified out of AOCI(3)	4	(1)	3
Net current-period OCI	4	(1)	3
Balance at August 13, 2022	$(43)	$(421)	$(464)

Balance at January 28, 2023	$(129)	$(503)	$(632)
OCI before reclassifications(2)	196	—	196
Amounts reclassified out of AOCI(3)	3	(7)	(4)
Net current-period OCI	199	(7)	192
Balance at August 12, 2023	$70	$(510)	$(440)
(1)	All amounts are net of tax.
(2)	Net of tax of $59 for cash flow hedging activities for the first two quarters of 2023.
(3)	Net of tax of $1 for cash flow hedging activities for the first two quarters of 2022. Net of tax of $1 for cash flow hedging activities and $(2) for pension and postretirement defined benefit plans for the first two quarters of 2023.

The following table represents the items reclassified out of AOCI and the related tax effects for the first two quarters of 2023 and 2022:

	Second Quarter Ended		Two Quarters Ended
	August 12,	August 13,	August 12,	August 13,
	2023	2022	2023	2022
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$4	$5
Tax expense	—	—	(1)	(1)
Net of tax	2	2	3	4

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	(4)	—	(9)	(1)
Tax expense	1	(1)	2	—
Net of tax	(3)	(1)	(7)	(1)
Total reclassifications, net of tax	$(1)	$1	$(4)	$3
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

8.	INCOME TAXES

The effective income tax rate was 9.1% for the second quarter of 2023 and 22.3% for the second quarter of 2022. The effective income tax rate was 25.5% for the first two quarters of 2023 and 20.3% for the first two quarters of 2022. The effective income tax rate for the second quarter of 2023 reflects a tax benefit resulting from the pre-tax loss that occurred in the second quarter of 2023. The tax benefit was reduced by the nondeductible portion of opioid settlement charges, partially offset by the effect of state income taxes and the utilization of tax credits and deductions. The effective income tax rate for the first two quarters of 2023 differed from the federal statutory rate primarily due to the nondeductible portion of opioid settlement charges and the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the second quarter of 2022 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the benefit from share-based payments and the utilization of tax credits. The effective income tax rate for the first two quarters of 2022 differed from the federal statutory rate due to the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

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

The per share cash purchase price of $34.10 payable to Albertsons shareholders in the merger would be reduced by an amount equal to $6.85, which is the per share amount of a special pre-closing cash dividend that was paid on January 20, 2023 to Albertsons shareholders of record as of October 24, 2022. The current adjusted per share cash purchase price is expected to be $27.25.

In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, the Company and Albertsons expect to make store divestitures. Subject to the outcome of the divestiture process and as described in the merger agreement, Albertsons was prepared to establish an Albertsons subsidiary (“SpinCo”). SpinCo would be spun-off to Albertsons shareholders immediately prior to the closing of the merger and operate as a standalone public company. As described in more detail below, on September 8, 2023, the Company and Albertsons announced that they entered into a comprehensive divestiture plan with C&S Wholesale Grocers, LLC (“C&S”). As a result of the comprehensive divestiture plan announced with C&S, the Company has exercised its right under the merger agreement to sell what would have been the SpinCo business to C&S. Consequently, the spin-off previously contemplated by the Company and Albertsons is no longer a requirement under the merger agreement and will no longer be pursued by the Company and Albertsons.

On September 8, 2023, the Company and Albertsons announced they entered into a definitive agreement with C&S for the sale of 413 stores, as well as the QFC, Mariano’s and Carrs brand names, eight distribution centers, two offices and certain other assets in connection with the proposed merger.  In addition, Kroger will divest the Debi Lilly Design, Primo Taglio, Open Nature, ReadyMeals and Waterfront Bistro private label brands. All fuel centers and pharmacies associated with the divested stores will remain with the stores and continue to operate.  The stores will be divested by the Company following the closing of the proposed merger with Albertsons.  The definitive purchase agreement has customary representations and warranties and covenants of a transaction of its type. The transaction is subject to fulfillment of customary closing conditions, including clearance by the Federal Trade Commission (“FTC”) and the completion of the proposed merger. C&S will pay the Company all-cash consideration of approximately $1,900, including customary adjustments.  Prior to the closing, the Company may, in connection with securing FTC and other governmental clearance, require C&S to purchase up to an additional 237 stores in certain geographies.

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

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “estimate,” “expect,” “future,” “guidance,” “intended,” “maintain,” “may,” “model,” “opportunity,” “plan,” “position,” “program,” “reaffirm,” “strategy,” “target,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the ongoing COVID-19 pandemic (including any variant), natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: the risks relating to or arising from our proposed nationwide opioid litigation settlement, including our ability to finalize and effectuate the settlement, the scope and coverage of the ultimate settlement and the expected financial or other impacts that could result from the settlement; our proposed transaction with Albertsons Companies, Inc. (“Albertsons”) announced in October 2022, including, among others, our ability to consummate the proposed transaction and related divestiture plan, including on the terms of the merger agreement and divestiture plan, on the anticipated timeline, and/or with the required regulatory approvals; COVID-19 pandemic related factors, risks and challenges; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, including non-traditional competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the current inflationary environment and future potential inflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including the war in Ukraine; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger’s proven value creation model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel food retail business, which is built on Kroger’s strategic assets: our stores, digital ecosystem, Our Brands and our data. These assets, when combined with our go-to-market strategy, deliver a compelling value proposition for our customers. We are building long-term customer loyalty by differentiating in Fresh, Our Brands, Personalization and our seamless shopping experience to drive sustainable sales growth in our retail supermarket business, including fuel and health and wellness. This, in turn, generates the data and traffic that enables our fast growing, high operating margin alternative profit businesses. We are evolving from primarily a food retailer into a more diverse, food first business that we expect will consistently deliver net earnings growth in the future. This will be achieved by:

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

EXECUTIVE SUMMARY

We delivered another quarter of consistent financial results and strong free cash flow in the second quarter of 2023. As the operating environment remains challenged and economic uncertainty persists, the strength and diversity of our model is enabling us to deliver value for our customers, invest in our associates, and drive consistent shareholder returns. By investing in price and providing more personalized offers, we are helping customers stretch their budgets and manage the ongoing effects of reduced government benefits, inflation and higher interest rates. We are growing households as our associates are providing a full, fresh and friendly shopping experience across our seamless ecosystem.

While industry-wide disinflation caused a deceleration in food at home sales and we experienced a significant year-over-year decline in fuel profitability, we delivered adjusted net earnings per diluted share growth during the second quarter of 2023. This was the result of strong gross margin management, tight cost controls and continued growth in alternative profit businesses.

We expect the operating environment will remain challenged going forward and now expect identical sales without fuel will be at the low end of our full-year guidance range. We remain committed to delivering value for our customers and investing in our associates and at the same time we believe we have the flexibility and resiliency within our business model to achieve our 2023 adjusted FIFO operating profit and adjusted net earnings per diluted share full year guidance.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 12,	Percentage	August 13,	August 12,	Percentage	August 13,
	2023	Change	2022	2023	Change	2022
Sales	$33,853	(2.3)%	$34,638	$79,018	(0.3)%	$79,238
Sales without fuel	$29,900	1.1%	$29,577	$69,969	2.5%	$68,288
Net earnings (loss) attributable to The Kroger Co.	$(180)	(124.6)%	$731	$782	(43.9)%	$1,394
Adjusted net earnings attributable to The Kroger Co.	$699	5.7%	$661	$1,803	3.9%	$1,735
Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(0.25)	(125.0)%	$1.00	$1.07	(43.4)%	$1.89
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.96	6.7%	$0.90	$2.47	4.7%	$2.36
Operating profit (loss)	$(479)	(150.2)%	$954	$991	(59.7)%	$2,459
Adjusted FIFO operating profit	$989	(10.9)%	$1,110	$2,658	(2.0)%	$2,711
Dividends paid	$188	22.9%	$153	$376	22.5%	$307
Dividends paid per common share	$0.26	23.8%	$0.21	$0.52	23.8%	$0.42
Identical sales excluding fuel(1)	1.0%	N/A	5.8%	2.4%	N/A	4.8%
FIFO gross margin rate, excluding fuel, bps increase (decrease)(1)	0.35	N/A	0.02	0.28	N/A	(0.14)
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)(1)	—	N/A	0.36	0.08	N/A	(0.10)
Decrease in total debt, including obligations under finance leases compared to prior fiscal year end	$(587)	N/A	$(87)	$(587)	N/A	$(87)
Share repurchases	$18	N/A	$309	$47	N/A	$975
(1)	Identical sales without fuel would have grown 2.6% in the second quarter and 4.0% in the first two quarters of 2023 if not for the reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. In the second quarter and first two quarters of 2023, the terminated agreement had a positive effect on the FIFO gross margin rate, excluding fuel, and a negative effect on the OG&A rate, excluding fuel and the 2023 and 2022 Adjusted Items, as defined below. The overall net effect on adjusted FIFO operating profit was slightly positive.

OVERVIEW

Notable items for the second quarter and first two quarters of 2023 are:

Shareholder Return

●	Net earnings (loss) attributable to The Kroger Co. per diluted common share of $(0.25) for the second quarter and $1.07 for the first two quarters. These results include losses per diluted common share of $1.54 for the second quarter and $1.60 for the first two quarters of 2023 related to our opioid settlement charges.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.96 for the second quarter and $2.47 for the first two quarters. This represents a 7% increase for the second quarter of 2023 compared to the second quarter of 2022 and a 5% increase for the first two quarters of 2023 compared to the first two quarters of 2022.

●	Operating profit (loss) of $(479) million for the second quarter and $991 million for the first two quarters. These results include charges of $1.4 billion for the second quarter and $1.5 billion for the first two quarters of 2023 related to our opioid settlement charges.

●	Adjusted FIFO operating profit of $989 million for the second quarter and $2.7 billion for the first two quarters. This represents a 11% decrease for the second quarter of 2023 compared to the second quarter of 2022 and a 2% decrease for the first two quarters of 2023 compared to the first two quarters of 2022.

●	During the first two quarters of 2023, we generated cash from operations of $4.4 billion, which represents an 80% increase compared to the first two quarters of 2022.

●	Cash and temporary cash investments increased by $1.4 billion from $1.0 billion as of fiscal year end 2022 to $2.4 billion as of August 12, 2023. Total debt including obligations under finance leases decreased by $587 million from $13.4 billion as of fiscal year end 2022 to $12.8 billion as of August 12, 2023.

●	During the first two quarters of 2023, we returned $376 million to shareholders through dividend payments.

Other Financial Results

●	Identical sales, excluding fuel, increased 1.0% for the second quarter and 2.4% in the first two quarters of 2023. Identical sales, excluding fuel, would have grown 2.6% in the second quarter of 2023 and 4.0% in the first two quarters of 2023 if not for the reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. In the second quarter and first two quarters of 2023, the terminated agreement had a positive effect on our FIFO Gross Margin Rate, excluding fuel, and a negative effect on our OG&A Rate, excluding fuel and the 2023 Adjusted Items, as defined below. The overall net effect on FIFO operating profit was slightly positive.

●	Digital sales increased 12% in the second quarter and 14% in the first two quarters of 2023, compared to the same periods of 2022. Digital sales growth was led by the strength of our Pickup solutions, which grew by 7% in the second quarter and 9% in the first two quarters of 2023, and our Delivery solutions, which grew by 24% in the second quarter and 27% in the first two quarters of 2023. Pickup solutions growth was driven by improvements to the customer experience. Delivery solutions growth was driven by expansion of our Kroger Delivery network. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier.

●	In the second quarter and first two quarters of 2023, our adjusted net earnings per diluted common share grew compared to the second quarter and first two quarters of 2022. In the second quarter and first two quarters of 2023, the decline in fuel operating profit was partially offset by the decrease in the LIFO charge compared to the same periods of 2022. In addition, our underlying operating results excluding fuel improved in the second quarter and first two quarters of 2023, compared to the second quarter and first two quarters of 2022, due to strong gross margin management, tight cost controls and continued growth in alternative profit businesses despite continuous industry-wide disinflation.

Significant Events

●	During the second quarter of 2023, we recognized opioid settlement charges of $1.4 billion, $1.1 billion net of tax, related to the nationwide opioid settlement framework to settle substantially all opioid lawsuits and claims against Kroger. We have agreed to make settlement payments related to the nationwide settlement framework of approximately $1.2 billion in equal installments over 11 years, and $177 million in equal installments over 6 years. During the first quarter of 2023, we recognized opioid settlement charges of $62 million, $49 million net of tax, related to all pending and future opioid litigation claims with the State of West Virginia, which are payable over 10 years. For additional information about our opioid settlement charges in the first two quarters of 2023, see Note 6 to the Consolidated Financial Statements.

●	On September 8, 2023, Kroger and Albertsons announced they have entered a definitive agreement with C&S Wholesale Grocers, LLC for the combined sale of 413 stores, eight distribution centers, two offices and five private label brands in connection with the proposed merger, for approximately $1.9 billion cash consideration, subject to customary adjustments. The financial terms of this divestiture plan are in-line with what we expected, and allow us to reaffirm the shareholder value creation opportunity the proposed merger creates.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit (loss), adjusted FIFO operating profit, adjusted net earnings and adjusted net earnings per diluted share because management believes these metrics are useful to investors and analysts. These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit (loss), net earnings (loss) and net earnings (loss) per diluted share or any other GAAP measure of performance. These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

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

We calculate FIFO operating profit (loss) as operating profit (loss) excluding the LIFO charge. FIFO operating profit (loss) is an important measure used by management and management believes FIFO operating profit (loss) is a useful metric to investors and analysts because it measures the operational effectiveness of our financial model.

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings (loss), net earnings (loss) per diluted share and FIFO operating profit (loss) because adjusted items are not the result of our normal operations. Net earnings (loss) for the first two quarters of 2023 include the following, which we define as the “2023 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $94 million, $81 million net of tax, for merger related costs and $1.5 billion, $1.2 billion net of tax, for opioid settlement charges (the “2023 OG&A Adjusted Items”).

●	A gain in other income (expense) of $290 million, $223 million net of tax, for the unrealized gain on investments (the “2023 Other Income (Expense) Adjusted Item”).

Net earnings for the second quarter of 2023 include the following, which we define as the “2023 Second Quarter Adjusted Items”:

●	Charges to OG&A of $54 million, $47 million net of tax, for merger related costs and $1.4 billion, $1.1 billion net of tax, for opioid settlement charges (the “2023 Second Quarter OG&A Adjusted Items”).

●	A gain in other income (expense) of $367 million, $282 million net of tax, for the unrealized gain on investments (the “2023 Second Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first two quarters of 2022 include the following, which we define as the “2022 Adjusted Items”:

●	Charges to OG&A of $18 million, $14 million net of tax, for the revaluation of Home Chef contingent consideration (the “2022 OG&A Adjusted Item”).

●	Losses in other income (expense) of $429 million, $327 million net of tax, for the unrealized loss on investments (the “2022 Other Income (Expense) Adjusted Item”).

Net earnings for the second quarter of 2022 include the following, which we define as the “2022 Second Quarter Adjusted Items”:

●	Charges to OG&A of $10 million, $8 million net of tax, for the revaluation of Home Chef contingent consideration (the “2022 Second Quarter OG&A Adjusted Item”).

●	A gain in other income (expense) of $103 million, $78 million net of tax, for the unrealized gain on investments (the “2022 Second Quarter Other Income (Expense) Adjusted Item”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measures and related disclosure.

The following table provides a reconciliation of net earnings (loss) attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings (loss) attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2023 and 2022 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 12,	August 13,	Percentage	August 12,	August 13,	Percentage
	2023	2022	Change	2023	2022	Change
Net earnings (loss) attributable to The Kroger Co.	$(180)	$731		$782	$1,394

(Income) expense adjustments
Adjustment for (gain) loss on investments(1)(2)	(282)	(78)		(223)	327
Adjustment for Home Chef contingent consideration(1)(3)	—	8		—	14
Adjustment for merger related costs(1)(4)	47	—		81	—
Adjustment for opioid settlement charges(1)(5)	1,114	—		1,163	—
2023 and 2022 Adjusted Items	879	(70)		1,021	341

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$699	$661	5.7%	$1,803	$1,735	3.9%

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(0.25)	$1.00		$1.07	$1.89

(Income) expense adjustments
Adjustment for (gain) loss on investments(6)	(0.39)	(0.11)		(0.31)	0.45
Adjustment for Home Chef contingent consideration(6)	—	0.01		—	0.02
Adjustment for merger related costs(6)	0.06	—		0.11	—
Adjustment for opioid settlement charges(6)	1.54	—		1.60	—
2023 and 2022 Adjusted Items	1.21	(0.10)		1.40	0.47

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.96	$0.90	6.7%	$2.47	$2.36	4.7%

Average number of common shares used in diluted calculation	725	725		725	730
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for (gain) loss on investments were $(367) in the second quarter of 2023 and $(103) in the second quarter 2022. The pre-tax adjustments for (gain) loss on investments were $(290) in the first two quarters of 2023 and $429 in the first two quarters of 2022.
(3)	The pre-tax adjustment for Home Chef contingent consideration was $10 in the second quarter of 2022 and $18 in the first two quarters of 2022.
(4)	The pre-tax adjustment for merger related costs was $54 in the second quarter of 2023 and $94 in the first two quarters of 2023. Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(5)	The pre-tax adjustment for opioid settlement charges was $1,413 in the second quarter of 2023 and $1,475 in the first two quarters of 2023.
(6)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 12,	Percentage	August 13,	Percentage	August 12,	Percentage	August 13,	Percentage
	2023	Change(1)	2022	Change(2)	2023	Change(3)	2022	Change(4)
Total sales to retail customers without fuel(5)	$29,644	1.0%	$29,353	5.3%	$69,392	2.3%	$67,803	4.5%
Supermarket fuel sales	3,953	(21.9)%	5,061	41.5%	9,049	(17.4)%	10,950	44.7%
Other sales(6)	256	14.3%	224	0.9%	577	19.0%	485	(4.5)%

Total sales	$33,853	(2.3)%	$34,638	9.3%	$79,018	(0.3)%	$79,238	8.6%
(1)	This column represents the percentage change in the second quarter of 2023, compared to the second quarter of 2022.
(2)	This column represents the percentage change in the second quarter of 2022, compared to the second quarter of 2021.
(3)	This column represents the percentage change in the first two quarters of 2023, compared to the first two quarters of 2022.
(4)	This column represents the percentage change in the first two quarters of 2022, compared to the first two quarters of 2021.
(5)	Digital sales are included in the “Total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased 12% in the second quarter of 2023 and 14% in the first two quarters of 2023, compared to the same periods of 2022. Digital sales growth was led by the strength of our Pickup solutions, which grew by 7% in the second quarter of 2023 and 9% in the first two quarters of 2023, and our Delivery solutions, which grew by 24% in the second quarter of 2023 and 27% in the first two quarters of 2023. Pickup solutions growth was driven by improvements to the customer experience. Delivery solutions growth was driven by expansion of our Kroger Delivery network.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increases in the second quarter and the first two quarters of 2023, compared to the same periods of 2022, are primarily due to an increase in data analytic services and third-party media revenue.

Total sales decreased in the second quarter of 2023, compared to the second quarter of 2022, by 2.3%. The decrease was due to a reduction in supermarket fuel sales, offset by an increase in total sales to retail customers without fuel. Total sales, excluding fuel, increased 1.1% in the second quarter of 2023, compared to the second quarter of 2022, which was primarily due to our identical sales increase, excluding fuel, of 1.0%. Identical sales, excluding fuel, for the second quarter of 2023, compared to the second quarter of 2022, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket and the termination of our agreement with Express Scripts. Identical sales, excluding fuel, would have grown 2.6% in the second quarter of 2023 if not for the approximately $475 million reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. Total supermarket fuel sales decreased 21.9% in the second quarter of 2023, compared to the second quarter of 2022, primarily due to a decrease in the average retail fuel price of 20.9% and a decrease in fuel gallons sold of 1.2%, which was better than the average market decline in fuel gallons sold. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales decreased in the first two quarters of 2023, compared to the first two quarters of 2022, by 0.3%. The decrease was primarily due to the decrease in supermarket fuel sales, partially offset by an increase in total sales to retail customers without fuel and other sales. Total sales, excluding fuel, increased 2.5% in the first two quarters of 2023, compared to the first two quarters of 2022, which was primarily due to our identical sales increase, excluding fuel, of 2.4%. Identical sales, excluding fuel, for the first two quarters of 2023, compared to the first two quarters of 2022, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket and the termination of our agreement with Express Scripts. Identical sales, excluding fuel, would have grown 4.0% in the first two quarters of 2023 if not for the approximately $1.1 billion reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. Total supermarket fuel sales decreased 17.4% in the first two quarters of 2023, compared to the first two quarters of 2022, primarily due to a decrease in the average retail fuel price of 15.7% and a decrease in fuel gallons sold of 2.0%, which was better than the average market decline in fuel gallons sold. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. We define Kroger Delivery identical sales powered by Ocado based on geography. We include Kroger Delivery sales powered by Ocado as identical if the delivery occurs in an existing Kroger supermarket geography. If the Kroger Delivery sales powered by Ocado occur in a new geography, these sales are included as identical when deliveries have occurred to the new geography for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2023.

Identical Sales

($ in millions)

	Second Quarter Ended
	August 12,	Percentage	August 13,	Percentage
	2023	Change(1)	2022	Change(2)
Excluding Fuel	$29,534	1.0%	$29,238	5.8%
(1)	This column represents the percentage change in identical sales in the second quarter of 2023, compared to the second quarter of 2022.
(2)	This column represents the percentage change in identical sales in the second quarter of 2022, compared to the second quarter of 2021.

	Two Quarters Ended
	August 12,	Percentage	August 13,	Percentage
	2023	Change(1)	2022	Change(2)
Excluding Fuel	$69,108	2.4%	$67,473	4.8%
(1)	This column represents the percentage change in identical sales in the first two quarters of 2023, compared to the first two quarters of 2022.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2022, compared to the first two quarters of 2021.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 21.79% for the second quarter of 2023, compared to 20.92% for the second quarter of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. The increase in rate in the second quarter of 2023, compared to the second quarter of 2022, resulted primarily from a decreased LIFO charge, Our Brands performance, our ability to effectively manage product cost inflation through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink, as a percentage of sales, and increased promotional price investments.

Our gross margin rate, as a percentage of sales, was 22.10% for the first two quarters of 2023, compared to 21.32% for the first two quarters of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. The increase in rate in the first two quarters of 2023, compared to the first two quarters of 2022, resulted primarily from a decreased LIFO charge, Our Brands performance, our ability to effectively manage product cost inflation through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink, as a percentage of sales, and increased promotional price investments.

Our LIFO charge was $4 million in the second quarter of 2023, compared to $148 million in the second quarter of 2022. Our LIFO charge was $102 million in the first two quarters of 2023, compared to $240 million in the first two quarters of 2022. Our decreased LIFO charge reflects our lower expected annualized product cost inflation for 2023 compared to 2022.

Our FIFO gross margin rate, which excludes the LIFO charge, was 21.81% in the second quarter of 2023, compared to 21.35% in the second quarter of 2022. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 35 basis points in the second quarter of 2023, compared to the second quarter of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. This increase resulted primarily from Our Brands performance, our ability to effectively manage product cost inflation through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink, as a percentage of sales, and increased promotional price investments.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.23% in the first two quarters of 2023, compared to 21.62% in the first two quarters of 2022. Excluding the effect of fuel, our FIFO gross margin rate increased 28 basis points in the first two quarters of 2023, compared to the first two quarters of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. This increase resulted primarily from Our Brands performance, our ability to effectively manage product cost inflation through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink, as a percentage of sales, and increased promotional price investments.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 20.49% in the second quarter of 2023 and 15.64% in the second quarter of 2022. The increase in the second quarter of 2023, compared to the second quarter of 2022, resulted primarily from planned investment in associates, an increase to our self-insurance reserves, the effect of our terminated agreement with Express Scripts, costs related to strategic investments in various margin expansion initiatives that will drive future growth and the 2023 Second Quarter OG&A Adjusted Items, partially offset by the 2022 Second Quarter OG&A Adjusted Item, the broad-based improvement from cost savings initiatives that drive administrative efficiencies, lower incentive plan costs and store productivity and sourcing cost reductions.

OG&A expenses, as a percentage of sales, were 18.13% in the first two quarters of 2023 and 15.67% in the first two quarters of 2022. The increase in the first two quarters of 2023, compared to the first two quarters of 2022, resulted primarily from planned investment in associates, an increase to our self-insurance reserves, the effect of our terminated agreement with Express Scripts, costs related to strategic investments in various margin expansion initiatives that will drive future growth and the 2023 OG&A Adjusted Items, partially offset by the 2022 OG&A Adjusted Item, the broad-based improvement from cost savings initiatives that drive administrative efficiencies, lower incentive plan costs and store productivity and sourcing cost reductions.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2023 Second Quarter OG&A Adjusted Items and the 2022 Second Quarter OG&A Adjusted Item, our OG&A rate remained consistent in the second quarter of 2023, compared to the second quarter of 2022. This result was primarily driven by the broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and lower incentive plan costs, offset by planned investment in associates, an increase to our self-insurance reserves, and the effect of our terminated agreement with Express Scripts.

Excluding the effect of fuel, the 2023 OG&A Adjusted Items and the 2022 OG&A Adjusted Item, our OG&A rate increased 8 basis points in the first two quarters of 2023, compared to the first two quarters of 2022. This increase resulted primarily from planned investments in associates, an increase to our self-insurance reserves and the effect of our terminated agreement with Express Scripts, partially offset by the broad-based improvement from cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and lower incentive plan costs.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the second quarter and the first two quarters of 2023, compared to the same periods of 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the second quarter and first two quarters of 2023, compared to the same periods of 2022. This increase was primarily due to depreciation of equipment recorded under finance leases related to our Kroger Delivery customer fulfillment center location openings, additional depreciation with higher capital investments during the rolling four quarter period ending with the second quarter of 2023 and a decrease in the average useful life on these capital investments.

Operating Profit (Loss) and FIFO Operating Profit (Loss)

Operating profit (loss) was $(479) million, or (1.4)% of sales, for the second quarter of 2023, compared to $954 million, or 2.8% of sales, for the second quarter of 2022. Operating profit (loss), as a percentage of sales, decreased 417 basis points in the second quarter of 2023, compared to the second quarter of 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate and a decreased LIFO charge.

Operating profit was $991 million, or 1.3% of sales, for the first two quarters of 2023, compared to $2.5 billion, or 3.1% of sales, for the first two quarters of 2022. Operating profit, as a percentage of sales, decreased 185 basis points in the first two quarters of 2023, compared to the first two quarters of 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate and a decreased LIFO charge.

FIFO operating profit (loss) was $(475) million, or (1.4)% of sales, for the second quarter of 2023, compared to $1.1 billion, or 3.2% of sales, for the second quarter of 2022. FIFO operating profit, as a percentage of sales, excluding the 2023 and 2022 Second Quarter Adjusted Items, decreased 28 basis points in the second quarter of 2023, compared to the second quarter of 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate.

FIFO operating profit was $1.1 billion, or 1.4% of sales, for the first two quarters of 2023, compared to $2.7 billion, or 3.4% of sales, for the first two quarters of 2022. FIFO operating profit, as a percentage of sales, excluding 2023 and 2022 Adjusted Items, decreased 6 basis points in the first two quarters of 2023, compared to the first two quarters of 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate.

Specific factors contributing to the trends driving operating profit (loss) and FIFO operating profit (loss) identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit (loss) to FIFO operating profit (loss), and to Adjusted FIFO operating profit, excluding the 2023 and 2022 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	Second Quarter Ended		Two Quarters Ended
	August 12,	August 13,	August 12,	August 13,
	2023	2022	2023	2022
Operating profit (loss)	$(479)	$954	$991	$2,459
LIFO charge	4	148	102	240

FIFO Operating profit (loss)	(475)	1,102	1,093	2,699

Adjustment for Home Chef contingent consideration	—	10	—	18
Adjustment for merger related costs(1)	54	—	94	—
Adjustment for opioid settlement charges(2)	1,413	—	1,475	—
Other	(3)	(2)	(4)	(6)

2023 and 2022 Adjusted items	1,464	8	1,565	12

Adjusted FIFO operating profit excluding the adjusted items above	$989	$1,110	$2,658	$2,711
(1)	Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(2)	Opioid settlement charges include settlements with the nationwide opioid settlement framework and the State of West Virginia.

Interest Expense

Interest expense decreased for the second quarter and first two quarters of 2023, compared to the same periods of 2022. This decrease was primarily due to increased interest income earned on our cash and temporary cash investments due to rising interest rates and an increase in our investments balance, in the second quarter and the first two quarters of 2023, compared to the same periods of 2022, and a decreased average total outstanding debt throughout 2023, compared to 2022.

Income Taxes

The effective income tax rate was 9.1% for the second quarter of 2023 and 22.3% for the second quarter of 2022. The effective income tax rate was 25.5% for the first two quarters of 2023 and 20.3% for the first two quarters of 2022. The effective income tax rate for the second quarter of 2023 reflects a tax benefit resulting from the pre-tax loss that occurred in the second quarter of 2023. The tax benefit was reduced by the nondeductible portion of opioid settlement charges, partially offset by the effect of state income taxes and the utilization of tax credits and deductions. The effective income tax rate for the first two quarters of 2023 differed from the federal statutory rate primarily due to the nondeductible portion of opioid settlement charges and the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the second quarter of 2022 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the benefit from share-based payments and the utilization of tax credits. The effective income tax rate for the first two quarters of 2022 differed from the federal statutory rate due to the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

Net Earnings (Loss) and Net Earnings (Loss) Per Diluted Share

Our net earnings (loss) are based on the factors discussed in the Results of Operations section.

Net earnings (loss) of $(0.25) per diluted share for the second quarter of 2023 represented a decrease of 125% compared to net earnings of $1.00 per diluted share for the second quarter of 2022. Adjusted net earnings of $0.96 per diluted share for the second quarter of 2023 represented an increase of 7% compared to adjusted net earnings of $0.90 per diluted share for the second quarter of 2022. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, a decreased LIFO charge and lower interest expense, partially offset by decreased fuel earnings and higher income tax expense.

Net earnings of $1.07 per diluted share for the first two quarters of 2023 represented a decrease of 43% compared to net earnings of $1.89 per diluted share for the first two quarters of 2022. Adjusted net earnings of $2.47 per diluted share for the first two quarters of 2023 represented an increase of 5% compared to adjusted net earnings of $2.36 per diluted share for the first two quarters of 2022. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, a decreased LIFO charge and lower interest expense, partially offset by decreased fuel earnings and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase (decrease) in cash and temporary cash investments for the first two quarters of 2023 and 2022:

	Two Quarters Ended
	August 12,	August 13,
	2023	2022
Net cash provided by (used in)
Operating activities	$4,364	$2,427
Investing activities	(1,795)	(1,388)
Financing activities	(1,164)	(1,758)
Net increase (decrease) in cash and temporary cash investments	$1,405	$(719)

Net cash provided by operating activities

We generated $4.4 billion of cash from operations in the first two quarters of 2023 compared to $2.4 billion in the first two quarters of 2022. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $2.4 billion of operating cash flow in the first two quarters of 2023 compared to $4.1 billion in the first two quarters of 2022. Cash provided (used) by operating activities for changes in operating assets and liabilities, including working capital, was $1.9 billion in the first two quarters of 2023 compared to $(1.6) billion in the first two quarters of 2022. The increase in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	A decrease in pharmacy receivables at the end of the second quarter of 2023, compared to fiscal year end 2022, primarily due to timing of cash receipts and the termination of our agreement with Express Scripts;

●	Cash flows for FIFO inventory were more favorable for the first two quarters of 2023, compared to the same period of the prior year, primarily due to the following:

o	A decrease in FIFO inventory at the end of the second quarter of 2023, compared to fiscal year end 2022, primarily related to maintaining inventory at optimal levels through improved inventory management planning; and

o	An increase in FIFO inventory at the end of the second quarter of 2022, compared to fiscal year end 2021, primarily due to rising costs resulting from continued inflationary cost pressures and a reduction of supply chain constraints;

●	A decrease in income taxes receivable at the end of the second quarter of 2023, compared to fiscal year end 2022, primarily due to applying an outstanding income tax receivable to reduce our estimated tax payments for the first two quarters of 2023; and

●	An increase in long-term liabilities at the end of the second quarter of 2023, compared to fiscal year end 2022, primarily due to an increase in the noncurrent portion of our accrued opioid settlement charges.

Cash paid for taxes decreased in the first two quarters of 2023, compared to the first two quarters of 2022, primarily due to applying an outstanding income tax receivable to reduce our estimated tax payments for the first two quarters of 2023.

Net cash used by investing activities

Investing activities used cash of $1.8 billion in the first two quarters of 2023 compared to $1.4 billion in the first two quarters of 2022. The amount of cash used by investing activities increased in the first two quarters of 2023, compared to the first two quarters of 2022, primarily due to increased payments for property and equipment.

Net cash used by financing activities

We used $1.2 billion of cash for financing activities in the first two quarters of 2023 compared to $1.8 billion in the first two quarters of 2022. The amount of cash used for financing activities decreased in the first two quarters of 2023 compared to the first two quarters of 2022, primarily due to the following:

●	Decreased treasury stock purchases; partially offset by

●	Increased payments on long-term debt including obligations under finance leases.

Capital Investments

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $672 million for the second quarter of 2023 compared to $523 million for the second quarter of 2022. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.8 billion for the first two quarters of 2023 compared to $1.5 billion for the first two quarters of 2022. During the rolling four quarter period ended with the second quarter of 2023, we opened, expanded, relocated or acquired 9 supermarkets and also completed 129 major within-the-wall remodels. We define a major remodel as a project that exceeds a cost of $20 per square foot. Total supermarket square footage at the end of the second quarter of 2023 remained consistent with the end of the second quarter of 2022. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2023 increased 0.3% over the end of the second quarter of 2022.

Debt Management

As of August 12, 2023, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of August 12, 2023, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of August 12, 2023.

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

Our bank credit facility contains a financial covenant. As of August 12, 2023, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $587 million as of August 12, 2023, compared to our fiscal year end 2022 debt of $13.4 billion. This decrease resulted primarily from the payment of $600 million of senior notes bearing an interest rate of 3.85% during the second quarter of 2023.

Common Share Repurchase Programs

During the second quarter of 2023, we invested $18 million to repurchase three hundred and eighty-three thousand Kroger common shares at an average price of $47.21 per share. For the first two quarters of 2023, we invested $47 million to repurchase nine hundred and eighty-five thousand Kroger common shares at an average price of $47.50 per share. The shares repurchased in the second quarter and first two quarters of 2023 were reacquired under a share repurchase program that uses the cash proceeds from the exercises of stock options by participants in Kroger’s stock option, long-term incentive plans and the associated tax benefits.

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

Liquidity Needs

We held cash and temporary cash investments of $2.4 billion as of August 12, 2023, which reflects our elevated operating performance over the last few years and paused share repurchase program. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of August 12, 2023, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

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

For additional information about our debt activity in the first two quarters of 2023, see Note 2 to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 12, 2023, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. During the quarter ended August 12, 2023, the Company implemented additional human resources modules for learning, talent, onboarding and compensation. Additional phases of the technology transformation project will continue to be implemented over the next several years. There have been no material additional implementations of modules during the quarter ended August 12, 2023. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended August 12, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
May 21, 2023 to June 17, 2023	121,700	$47.18	121,700	$1,000
Second four weeks
June 18, 2023 to July 15, 2023	768,662	$46.82	111,700	$1,000
Third four weeks
July 16, 2023 to August 12, 2023	149,902	$47.47	149,800	$1,000
Total	1,040,264	$46.95	383,200	$1,000
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2023 contained three 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 657,064 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2022 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

Item 5. Other Information.

(c)

In the second quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

THE KROGER CO.

Dated: September 15, 2023	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 15, 2023	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer