Form 10-Q
period 2023-11-04
KROGER CO
filed 2023-12-08
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 4, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 719,423,447 shares of Common Stock ($1 par value) outstanding as of December 5, 2023.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 4,	November 5,	November 4,	November 5,
(In millions, except per share amounts)	2023	2022	2023	2022
Sales	$33,957	$34,198	$112,975	$113,436

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,477	26,890	88,032	89,234
Operating, general and administrative	5,646	5,587	19,974	18,001
Rent	201	195	671	642
Depreciation and amortization	721	685	2,396	2,259

Operating profit	912	841	1,902	3,300

Other income (expense)
Interest expense	(94)	(119)	(341)	(422)
Non-service component of company-sponsored pension plan benefits	7	11	24	38
Gain (loss) on investments	26	(207)	317	(637)

Net earnings before income tax expense	851	526	1,902	2,279

Income tax expense	204	126	472	481

Net earnings including noncontrolling interests	647	400	1,430	1,798
Net income attributable to noncontrolling interests	1	2	2	5

Net earnings attributable to The Kroger Co.	$646	$398	$1,428	$1,793

Net earnings attributable to The Kroger Co. per basic common share	$0.89	$0.55	$1.97	$2.47

Average number of common shares used in basic calculation	719	716	718	719

Net earnings attributable to The Kroger Co. per diluted common share	$0.88	$0.55	$1.95	$2.44

Average number of common shares used in diluted calculation	725	724	725	728

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 4,	November 5,	November 4,	November 5,
(In millions)	2023	2022	2023	2022
Net earnings including noncontrolling interests	$647	$400	$1,430	$1,798

Other comprehensive (loss) income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(3)	13	(10)	12
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	121	37	317	37
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	1	2	4	6

Total other comprehensive income	119	52	311	55

Comprehensive income	766	452	1,741	1,853
Comprehensive income attributable to noncontrolling interests	1	2	2	5
Comprehensive income attributable to The Kroger Co.	$765	$450	$1,739	$1,848
(1)	Amount is net of tax of $(1) for the third quarter of 2023 and $(3) for the first three quarters of 2023.
(2)	Amount is net of tax of $36 for the third quarter of 2023 and $96 for the first three quarters of 2023. Amount is net of tax of $11 for the third quarter and the first three quarters of 2022.
(3)	Amount is net of tax of $1 for the third quarter of 2023 and $2 for the first three quarters of 2023. Amount is net of tax of $1 for the first three quarters of 2022.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 4,	January 28,
(In millions, except par amounts)	2023	2023
ASSETS
Current assets
Cash and temporary cash investments	$1,725	$1,015
Store deposits in-transit	1,197	1,127
Receivables	1,938	2,234
FIFO inventory	10,258	9,756
LIFO reserve	(2,327)	(2,196)
Prepaid and other current assets	648	734
Total current assets	13,439	12,670

Property, plant and equipment, net	24,882	24,726
Operating lease assets	6,752	6,662
Intangibles, net	890	899
Goodwill	2,916	2,916
Other assets	2,142	1,750

Total Assets	$51,021	$49,623

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$724	$1,310
Current portion of operating lease liabilities	668	662
Trade accounts payable	8,149	7,119
Accrued salaries and wages	1,177	1,746
Other current liabilities	6,067	6,401
Total current liabilities	16,785	17,238

Long-term debt including obligations under finance leases	12,039	12,068
Noncurrent operating lease liabilities	6,408	6,372
Deferred income taxes	1,506	1,672
Pension and postretirement benefit obligations	387	436
Other long-term liabilities	2,705	1,823

Total Liabilities	39,830	39,609

Commitments and contingencies see Note 6

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2023 and 2022	1,918	1,918
Additional paid-in capital	3,871	3,805
Accumulated other comprehensive loss	(321)	(632)
Accumulated earnings	26,421	25,601
Common shares in treasury, at cost, 1,198 shares in 2023 and 1,202 shares in 2022	(20,680)	(20,650)

Total Shareowners’ Equity - The Kroger Co.	11,209	10,042
Noncontrolling interests	(18)	(28)

Total Equity	11,191	10,014

Total Liabilities and Equity	$51,021	$49,623

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Quarters Ended
	November 4,	November 5,
(In millions)	2023	2022
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,430	$1,798
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,396	2,259
Operating lease asset amortization	472	471
LIFO charge	131	392
Share-based employee compensation	124	145
Company-sponsored pension plans	(8)	(28)
Deferred income taxes	(261)	(93)
Gain on the sale of assets	(45)	(36)
(Gain) loss on investments	(317)	637
Other	128	82
Changes in operating assets and liabilities:
Store deposits in-transit	(70)	(127)
Receivables	133	(130)
Inventories	(502)	(2,267)
Prepaid and other current assets	45	99
Trade accounts payable	1,030	1,102
Accrued expenses	(426)	146
Income taxes receivable and payable	148	(69)
Operating lease liabilities	(539)	(533)
Other	999	(510)

Net cash provided by operating activities	4,868	3,338

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,907)	(2,261)
Proceeds from sale of assets	94	71
Other	68	(2)

Net cash used by investing activities	(2,745)	(2,192)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(755)	(526)
Dividends paid	(586)	(494)
Financing fees paid	—	(62)
Proceeds from issuance of capital stock	42	127
Treasury stock purchases	(54)	(985)
Other	(60)	(111)

Net cash used by financing activities	(1,413)	(2,051)

Net increase (decrease) in cash and temporary cash investments	710	(905)

Cash and temporary cash investments:
Beginning of year	1,015	1,821
End of period	$1,725	$916

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,907)	$(2,261)
Payments for lease buyouts	—	10
Changes in construction-in-progress payables	421	59
Total capital investments, excluding lease buyouts	$(2,486)	$(2,192)

Disclosure of cash flow information:
Cash paid during the year for interest	$380	$456
Cash paid during the year for income taxes	$579	$649

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014
Issuance of common stock:
Stock options exercised	—	—	—	(1)	23	—	—	—	23
Restricted stock issued	—	—	(72)	(1)	30	—	—	—	(42)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(29)	—	—	—	(29)
Share-based employee compensation	—	—	49	—	—	—	—	—	49
Other comprehensive income net of tax of $26	—	—	—	—	—	88	—	—	88
Other	—	—	44	—	(44)	—	—	3	3
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(188)	—	(188)
Net earnings including noncontrolling interests	—	—	—	—	—	—	962	—	962

Balances at May 20, 2023	1,918	$1,918	$3,826	1,200	$(20,670)	$(544)	$26,375	$(25)	$10,880
Issuance of common stock:
Stock options exercised	—	—	—	(1)	13	—	—	—	13
Restricted stock issued	—	—	(85)	(1)	55	—	—	—	(30)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(18)	—	—	—	(18)
Share-based employee compensation	—	—	43	—	—	—	—	—	43
Other comprehensive income net of tax of $32	—	—	—	—	—	104	—	—	104
Other	—	—	56	—	(56)	—	—	2	2
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	(180)	1	(179)

Balances at August 12, 2023	1,918	$1,918	$3,840	1,198	$(20,676)	$(440)	$25,984	$(22)	$10,604
Issuance of common stock:
Stock options exercised	—	—	—	—	6	—	—	—	6
Restricted stock issued	—	—	(4)	—	—	—	—	—	(4)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(7)	—	—	—	(7)
Share-based employee compensation	—	—	32	—	—	—	—	—	32
Other comprehensive income net of income tax of $36	—	—	—	—	—	119	—	—	119
Other	—	—	3	—	(3)	—	—	3	3
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(209)	—	(209)
Net earnings including noncontrolling interests	—	—	—	—	—	—	646	1	647

Balances at November 4, 2023	1,918	$1,918	$3,871	1,198	$(20,680)	$(321)	$26,421	$(18)	$11,191

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the third quarters and three quarters ended November 4, 2023 and November 5, 2022 includes the results of operations of the Company for the 12 and 40 week periods then ended.

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

The fair value of all financial instruments, measured using Level 1 inputs, was $633 and $401 as of November 4, 2023 and January 28, 2023, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for these Level 1 investments of approximately $12 and $655 for the first three quarters of 2023 and 2022, respectively, is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. An unrealized loss for these Level 1 investments of approximately $103 and $225 for the third quarters of 2023 and 2022, respectively, is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

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

As of November 4, 2023 and January 28, 2023, the Company had $255 and $249, respectively, in “Trade accounts payable” in the Company’s Consolidated Balance Sheets associated with financing arrangements. As of November 4, 2023 and January 28, 2023, the Company had $71 and $65, respectively, in “Other current liabilities” associated with financing arrangements.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	November 4,	January 28,
	2023	2023
1.70% to 8.00% Senior Notes due through 2049	$9,620	$10,215
Other	1,075	1,077

Total debt, excluding obligations under finance leases	10,695	11,292
Less current portion	(552)	(1,153)

Total long-term debt, excluding obligations under finance leases	$10,143	$10,139

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 4, 2023 and January 28, 2023. At November 4, 2023, the fair value of total debt was $9,548 compared to a carrying value of $10,695. At January 28, 2023, the fair value of total debt was $10,593 compared to a carrying value of $11,292.

In the first three quarters of 2023, the Company repaid $600 of senior notes bearing an interest rate of 3.85% using cash on hand.

In the first three quarters of 2022, the Company repaid $400 of senior notes bearing an interest rate of 2.80% using cash on hand.

In the third quarter of 2022, the Company entered into five forward-starting interest rate swap agreements with a maturity date of August 2027 with an aggregate notional amount totaling $5,350. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt. A notional amount of $2,350 of these forward-starting interest rate swaps was designated as cash-flow hedges as defined by GAAP. Accordingly, the changes in fair value of these forward-starting interest rate swaps are recorded to accumulated other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. The remainder of the notional amount of $3,000 of the forward-starting interest swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of the forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings.

As of November 4, 2023 and January 28, 2023, the fair value of the interest rate swaps designated as cash-flow hedges was $295 and $(116), respectively. As of November 4, 2023 and January 28, 2023, the amount included in “Accumulated other comprehensive income” was $226 and $(89), net of tax, respectively. As of November 4, 2023 and January 28, 2023, the fair value of forward-starting interest swaps not designated as cash-flow hedges was $187 and $(142), respectively. During the third quarter of 2023, the Company recognized an unrealized gain of $129 related to these swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. During the first three quarters of 2023, the Company recognized an unrealized gain of $329 related to these swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

For additional information about the Company’s unsecured bridge loan facility and term loan credit agreement, see Note 10 to the Consolidated Financial Statements.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the third quarters of 2023 and 2022:

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 4,	November 5,	November 4,	November 5,
	2023	2022	2023	2022
Components of net periodic benefit cost (benefit):
Service cost	$4	$2	$1	$1
Interest cost	29	23	3	1
Expected return on plan assets	(35)	(35)	—	—
Amortization of:
Prior service cost	—	—	(3)	(3)
Actuarial loss (gain)	2	6	(3)	(3)

Net periodic benefit cost (benefit)	$—	$(4)	$(2)	$(4)

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2023 and 2022:

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 4,	November 5,	November 4,	November 5,
	2023	2022	2023	2022
Components of net periodic benefit cost (benefit):
Service cost	$13	$7	$3	$3
Interest cost	98	77	6	4
Expected return on plan assets	(115)	(118)	—	—
Amortization of:		0		0
Prior service cost	—	—	(9)	(10)
Actuarial loss (gain)	6	20	(10)	(11)

Net periodic benefit cost (benefit)	$2	$(14)	$(10)	$(14)

The Company is not required to make any contributions to its company-sponsored pension plans in 2023 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first three quarters of 2023 or 2022.

The Company contributed $251 and $244 to employee 401(k) retirement savings accounts in the first three quarters of 2023 and 2022, respectively.

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

	Third Quarter Ended			Third Quarter Ended
	November 4, 2023			November 5, 2022
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$641	719	$0.89	$395	716	$0.55
Dilutive effect of stock options		6			8

Net earnings attributable to The Kroger Co. per diluted common share	$641	725	$0.88	$395	724	$0.55

	Three Quarters Ended			Three Quarters Ended
	November 4, 2023			November 5, 2022
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,416	718	$1.97	$1,777	719	$2.47
Dilutive effect of stock options		7			9

Net earnings attributable to The Kroger Co. per diluted common share	$1,416	725	$1.95	$1,777	728	$2.44

The Company had combined undistributed and distributed earnings to participating securities totaling $5 and $3 in the third quarters of 2023 and 2022, respectively. For the first three quarters of 2023 and 2022, the Company had combined undistributed and distributed earnings to participating securities of $12 and $16, respectively.

The Company had options outstanding for approximately 3 million shares and 2 million shares during the third quarters of 2023 and 2022, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 3 million and 2 million shares during each of the first three quarters of 2023 and 2022, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

5.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In the first three quarters of 2023, the Company opened one additional Kroger Delivery customer fulfillment center in Frederick, Maryland. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company establishes a finance lease when each facility begins fulfilling orders to customers. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. During the first three quarters of 2023, the Company recorded finance lease assets of $148 and finance lease liabilities of $130 related to the Company’s agreement with Ocado. As of November 4, 2023 and January 28, 2023, the Company had $963 and $928, respectively, of net finance lease assets included within “Property, plant and equipment, net” in the Company’s Consolidated Balance Sheets related to the Company's agreement with Ocado. As of November 4, 2023 and January 28, 2023, the Company had $98 and $88, respectively, of current finance lease liabilities recorded within “Current portion of long-term debt including obligations under finance leases" and $816 and $785, respectively, of non-current finance lease liabilities recorded within “Long-term debt including obligations under finance leases” in the Company’s Consolidated Balance Sheets.

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

On September 8, 2023, the Company announced that it reached an agreement in principle with plaintiffs to settle the majority of opioid claims that have been or could be brought against Kroger by states in which they operate, subdivisions, and Native American tribes. Along with the execution of certain non-monetary conditions that remain under discussion, the Company has agreed to pay up to $1,200 to states and subdivisions and $36 to Native American tribes in funding for abatement efforts, and approximately $177 to cover attorneys’ fees and costs. States, subdivisions, and the Native American tribes will have an opportunity to opt-in to participate in the settlement, and the Company will have full discretion to determine whether there is sufficient participation for the settlement to become effective. If all conditions are satisfied, the settlement would allow for the full resolution of all claims on behalf of participating states, subdivisions and Native American tribes and is not an admission of any wrongdoing or liability.

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

The agreement in principle described above includes payments of approximately $1,236 and $177, in equal installments over 11 years and 6 years, respectively. As of November 4, 2023, the Company recorded $142 and $1,271 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets. The current portion of the estimated settlement liability is recorded in “Accrued expenses” and the long-term portion of the estimated settlement liability is recorded in “Other” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows for the first three quarters of 2023.

Because of the conditions remaining to satisfy, the Company cannot predict if the agreement will become effective, and whether unfavorable developments may occur. The amount of the actual loss may differ materially from the accrual estimate recorded as of November 4, 2023.

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

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2023 and 2022:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 29, 2022	$(47)	$(420)	$(467)
OCI before reclassifications(2)	37	13	50
Amounts reclassified out of AOCI(3)	6	(1)	5
Net current-period OCI	43	12	55
Balance at November 5, 2022	$(4)	$(408)	$(412)

Balance at January 28, 2023	$(129)	$(503)	$(632)
OCI before reclassifications(2)	317	—	317
Amounts reclassified out of AOCI(3)	4	(10)	(6)
Net current-period OCI	321	(10)	311
Balance at November 4, 2023	$192	$(513)	$(321)
(1)	All amounts are net of tax.
(2)	Net of tax of $11 for cash flow hedging activities for the first three quarters of 2022. Net of tax of $96 for cash flow hedging activities for the first three quarters of 2023.
(3)	Net of tax of $1 for cash flow hedging activities for the first three quarters of 2022. Net of tax of $2 for cash flow hedging activities and $(3) for pension and postretirement defined benefit plans for the first three quarters of 2023.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarter and first three quarters of 2023 and 2022:

	Third Quarter Ended		Three Quarters Ended
	November 4,	November 5,	November 4,	November 5,
	2023	2022	2023	2022
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$6	$7
Tax expense	(1)	—	(2)	(1)
Net of tax	1	2	4	6

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	(4)	—	(13)	(1)
Tax expense	1	—	3	—
Net of tax	(3)	—	(10)	(1)
Total reclassifications, net of tax	$(2)	$2	$(6)	$5
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

8.	INCOME TAXES

The effective income tax rate was 23.9% for the third quarter of 2023 and 24.0% for the third quarter of 2022. The effective income tax rate was 24.8% for the first three quarters of 2023 and 21.1% for the first three quarters of 2022. The effective income tax rate for the third quarters of 2023 and 2022 differed from the federal statutory rate due to the effect of state income taxes and certain nondeductible expenses, partially offset by the utilization of tax credits. The effective income tax rate for the first three quarters of 2023 differed from the federal statutory rate due to the effect of state income taxes, the nondeductible portion of opioid settlement charges and certain nondeductible expenses, partially offset by the utilization of tax credits. The effective income tax rate for the first three quarters of 2022 differed from the federal statutory rate due to the effect of state income taxes and certain nondeductible expenses, partially offset by the benefit from share-based payments and the utilization of tax credits.

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

The per share cash purchase price of $34.10 payable to Albertsons shareholders in the merger would be reduced by an amount equal to $6.85, which is the per share amount of a special pre-closing cash dividend that was paid on January 20, 2023 to Albertsons shareholders of record as of October 24, 2022. The adjusted per share cash purchase price is expected to be $27.25.

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

On September 8, 2023, the Company and Albertsons announced they entered into a definitive agreement with C&S for the sale of 413 stores, as well as the QFC, Mariano’s and Carrs brand names, the exclusive licensing rights to the Albertsons banner in Arizona, California, Colorado and Wyoming, eight distribution centers, two offices and certain other assets in connection with the proposed merger.  In addition, Kroger will divest the Debi Lilly Design, Primo Taglio, Open Nature, ReadyMeals and Waterfront Bistro private label brands. All fuel centers and pharmacies associated with the divested stores will remain with the stores and continue to operate.  The stores will be divested by the Company following the closing of the proposed merger with Albertsons.  The definitive purchase agreement has customary representations and warranties and covenants of a transaction of its type. The transaction is subject to fulfillment of customary closing conditions, including clearance by the Federal Trade Commission (“FTC”) and the completion of the proposed merger. C&S will pay the Company all-cash consideration of approximately $1,900, including customary adjustments.  Prior to the closing, the Company may, in connection with securing FTC and other governmental clearance, require C&S to purchase up to an additional 237 stores in certain geographies.

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

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “deliver,” “drive,” “estimate,” “expect,” “future,” “goals,” “long-term,” “guidance,” “intended,” “maintain,” “may,” “model,” “opportunity,” “plan,” “position,” “program,” “reaffirm,” “strategy,” “target,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, including the COVID-19 pandemic (including any variant), natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: the risks relating to or arising from our proposed nationwide opioid litigation settlement, including our ability to finalize and effectuate the settlement, the scope and coverage of the ultimate settlement and the expected financial or other impacts that could result from the settlement; our proposed transaction with Albertsons announced in October 2022, including, among others, our ability to consummate the proposed transaction and related divestiture plan, including on the terms of the merger agreement and divestiture plan, on the anticipated timeline, and/or with the required regulatory approvals; COVID-19 pandemic related factors, risks and challenges; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the current inflationary environment and future potential inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities and the deductibility of certain expenses.

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

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger’s proven value creation model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel food retail business, which is built on Kroger’s strategic assets: our stores, digital ecosystem, Our Brands and our data. These assets, when combined with our go-to-market strategy, deliver a compelling value proposition for our customers. We are building long-term customer loyalty by differentiating in Fresh, Our Brands, Personalization and our seamless shopping experience to drive sustainable sales growth in our retail supermarket business, including fuel and health and wellness. As consumer spending tightens, we are deepening our commitment to deliver exceptional value to our customers through lower prices, personalized promotions and rewards. This, in turn, generates the data and traffic that enables our fast growing, high operating margin alternative profit businesses. We are evolving from primarily a food retailer into a more diverse, food first business that we expect will consistently deliver net earnings growth in the future. This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our supermarket business and is supported by continued strategic investments in our associates, greater value for our customers and our seamless ecosystem to ensure we deliver a full, friendly and fresh experience for every customer, every time. As more and more customers incorporate ecommerce into their permanent routines, we expect digital sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin, through a balanced model where strategic price investments for our customers, investments in our associates’ wages and benefits and investments in technology that deliver a better associate and customer experience are offset by (i) our cost savings program, which has delivered $1 billion in cost savings annually for the past five fiscal years, (ii) improving our product mix, as we accelerate momentum with our Fresh and Our Brands initiatives, and (iii) growing our alternative profit businesses.

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

EXECUTIVE SUMMARY

Our third quarter and year-to-date results highlight the strength and diversity of Kroger’s value creation model in a challenged operating environment. By maintaining our long-term commitment to lower prices, personalized promotions and rewards, we are growing households and increasing loyalty, positioning Kroger for sustainable future growth.

Though our overall sales continue to be affected by industry-wide disinflation, we delivered continued adjusted net earnings per diluted share growth during the third quarter of 2023. This was the result of continued momentum across several margin expansion initiatives, strong growth in health and wellness, fuel, and alternative profit businesses, and a lower year-over-year LIFO charge.

We expect the operating environment will remain challenged in the near term. The resiliency of Kroger’s model positions us well to operate successfully in many economic environments and is allowing us to navigate these near-term economic headwinds. We remain committed to balancing investments in associates and greater value for our customers while continuing to generate attractive and sustainable returns for our shareholders.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 4,	Percentage	November 5,	November 4,	Percentage	November 5,
	2023	Change	2022	2023	Change	2022
Sales	$33,957	(0.7)%	$34,198	$112,975	(0.4)%	$113,436
Sales without fuel	$29,852	(0.5)%	$30,014	$99,821	1.5%	$98,301
Net earnings attributable to The Kroger Co.	$646	62.3%	$398	$1,428	(20.4)%	$1,793
Adjusted net earnings attributable to The Kroger Co.	$698	8.6%	$643	$2,500	5.1%	$2,379
Net earnings attributable to The Kroger Co. per diluted common share	$0.88	60.0%	$0.55	$1.95	(20.1)%	$2.44
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.95	8.0%	$0.88	$3.42	5.6%	$3.24
Operating profit	$912	8.4%	$841	$1,902	(42.4)%	$3,300
Adjusted FIFO operating profit	$1,022	(6.6)%	$1,094	$3,680	(3.3)%	$3,805
Dividends paid	$210	12.3%	$187	$586	18.6%	$494
Dividends paid per common share	$0.29	11.5%	$0.26	$0.81	19.1%	$0.68
Identical sales excluding fuel(1)	(0.6)%	N/A	6.9%	1.5%	N/A	5.4%
FIFO gross margin rate, excluding fuel, bps increase (decrease)(1)	0.03	N/A	(0.05)	0.20	N/A	(0.12)
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)(1)	0.32	N/A	(0.03)	0.15	N/A	(0.08)
Decrease in total debt, including obligations under finance leases compared to prior fiscal year end	$(615)	N/A	$(134)	$(615)	N/A	$(134)
Share repurchases	$7	N/A	$10	$54	N/A	$985
(1)	Identical sales without fuel would have grown 1.0% in the third quarter and 3.1% in the first three quarters of 2023 if not for the reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. In the third quarter and first three quarters of 2023, the terminated agreement had a positive effect on the FIFO gross margin rate, excluding fuel, and a negative effect on the OG&A rate, excluding fuel and the 2023 and 2022 Adjusted Items, as defined below. The overall net effect on adjusted FIFO operating profit was slightly positive.

OVERVIEW

Notable items for the third quarter and first three quarters of 2023 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.88 for the third quarter and $1.95 for the first three quarters. This represents a 60% increase for the third quarter of 2023 compared to the third quarter of 2022 and a 20% decrease for the first three quarters of 2023 compared to the first three quarters of 2022. The first three quarters of 2023 results include losses per diluted common share of $1.60 related to our opioid settlement charges.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.95 for the third quarter and $3.42 for the first three quarters. This represents an 8% increase for the third quarter of 2023 compared to the third quarter of 2022 and a 6% increase for the first three quarters of 2023 compared to the first three quarters of 2022.

●	Achieved operating profit of $912 million for the third quarter and $1.9 billion for the first three quarters. Results from the first three quarters of 2023 reflect charges of $1.5 billion related to our opioid settlement charges.

●	Achieved adjusted FIFO operating profit of $1.0 billion for the third quarter and $3.7 billion for the first three quarters. This represents a 7% decrease for the third quarter of 2023 compared to the third quarter of 2022 and a 3% decrease for the first three quarters of 2023 compared to the first three quarters of 2022.

●	During the first three quarters of 2023, we generated cash from operations of $4.9 billion, which represents a 46% increase compared to the first three quarters of 2022.

●	Cash and temporary cash investments increased by $710 million from $1.0 billion as of fiscal year end 2022 to $1.7 billion as of November 4, 2023. Total debt including obligations under finance leases decreased by $615 million from $13.4 billion as of fiscal year end 2022 to $12.8 billion as of November 4, 2023.

●	During the first three quarters of 2023, we returned $586 million to shareholders through dividend payments.

Other Financial Results

●	The LIFO charge was $29 million in the third quarter of 2023 compared to $152 million in the third quarter of 2022. The LIFO charge was $131 million in the first three quarters of 2023 compared to $392 million in the first three quarters of 2022. The decrease in the LIFO charge was due to lower expected inflation year-over-year.

Significant Events

●	During the second quarter of 2023, we recognized opioid settlement charges of $1.4 billion, $1.1 billion net of tax, related to the nationwide opioid settlement framework to settle substantially all opioid lawsuits and claims against Kroger. We have agreed to make settlement payments related to the nationwide settlement framework of approximately $1.2 billion in equal installments over 11 years, and $177 million in equal installments over 6 years. During the first quarter of 2023, we recognized opioid settlement charges of $62 million, $49 million net of tax, related to all pending and future opioid litigation claims with the State of West Virginia, which are payable over 10 years. For additional information about our opioid settlement charges in the first three quarters of 2023, see Note 6 to the Consolidated Financial Statements.

●	On September 8, 2023, Kroger and Albertsons announced they have entered a definitive agreement with C&S Wholesale Grocers, LLC for the combined sale of 413 stores, eight distribution centers, two offices and five private label brands in connection with the proposed merger, for approximately $1.9 billion cash consideration, subject to customary adjustments. The financial terms of this divestiture plan are in-line with what we expected, and allow us to reaffirm the shareholder value creation opportunity the proposed merger creates.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first three quarters of 2023 include the following, which we define as the “2023 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $178 million, $153 million net of tax, for merger related costs and $1.5 billion, $1.2 billion net of tax, for opioid settlement charges (the “2023 OG&A Adjusted Items”).

●	A gain in other income (expense) of $317 million, $244 million net of tax, for the unrealized gain on investments (the “2023 Other Income (Expense) Adjusted Item”).

Net earnings for the third quarter of 2023 include the following, which we define as the “2023 Third Quarter Adjusted Items”:

●	Charges to OG&A of $84 million, $73 million net of tax, for merger related costs (the “2023 Third Quarter OG&A Adjusted Item”).

●	A gain in other income (expense) of $27 million, $21 million net of tax, for the unrealized gain on investments (the “2023 Third Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first three quarters of 2022 include the following, which we define as the “2022 Adjusted Items”:

●	Charges to OG&A of $19 million, $15 million net of tax, for merger related costs, $85 million, $67 million net of tax, for opioid settlement charges and $18 million, $14 million net of tax, for the revaluation of Home Chef contingent consideration (the “2022 OG&A Adjusted Items”).

●	Losses in other income (expense) of $637 million, $490 million net of tax, for the unrealized loss on investments (the “2022 Other Income (Expense) Adjusted Item”).

Net earnings for the third quarter of 2022 include the following, which we define as the “2022 Third Quarter Adjusted Items”:

●	Charges to OG&A of $19 million, $15 million net of tax, for merger related costs and $85 million, $67 million net of tax, for opioid settlement charges (the “2022 Third Quarter OG&A Adjusted Items”).

●	Losses in other income (expense) of $207 million, $163 million net of tax, for the unrealized loss on investments (the “2022 Third Quarter Other Income (Expense) Adjusted Item”).

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2023 and 2022 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 4,	November 5,	Percentage	November 4,	November 5,	Percentage
	2023	2022	Change	2023	2022	Change
Net earnings attributable to The Kroger Co.	$646	$398		$1,428	$1,793

(Income) expense adjustments
Adjustment for (gain) loss on investments(1)(2)	(21)	163		(244)	490
Adjustment for Home Chef contingent consideration(1)(3)	—	—		—	14
Adjustment for merger related costs(1)(4)	73	15		153	15
Adjustment for opioid settlement charges(1)(5)	—	67		1,163	67
2023 and 2022 Adjusted Items	52	245		1,072	586

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$698	$643	8.6%	$2,500	$2,379	5.1%

Net earnings attributable to The Kroger Co. per diluted common share	$0.88	$0.55		$1.95	$2.44

(Income) expense adjustments
Adjustment for (gain) loss on investments(6)	(0.03)	0.22		(0.34)	0.67
Adjustment for Home Chef contingent consideration(6)	—	—		—	0.02
Adjustment for merger related costs(6)	0.10	0.02		0.21	0.02
Adjustment for opioid settlement charges(6)	—	0.09		1.60	0.09
2023 and 2022 Adjusted Items	0.07	0.33		1.47	0.80

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.95	$0.88	8.0%	$3.42	$3.24	5.6%

Average number of common shares used in diluted calculation	725	724		725	728
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for (gain) loss on investments were $(27) in the third quarter of 2023 and $207 in the third quarter of 2022. The pre-tax adjustments for (gain) loss on investments were $(317) in the first three quarters of 2023 and $637 in the first three quarters of 2022.
(3)	The pre-tax adjustment for Home Chef contingent consideration was $18 in the first three quarters of 2022.
(4)	The pre-tax adjustment for merger related costs was $84 in the third quarter of 2023 and $19 in the third quarter of 2022. The pre-tax adjustment for merger related costs was $178 in the first three quarters of 2023 and $19 in the first three quarters of 2022. Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(5)	The pre-tax adjustment for opioid settlement charges was $85 in the third quarter of 2022. The pre-tax adjustment for opioid settlement charges was $1,475 in the first three quarters of 2023 and $85 in the first three quarters of 2022.
(6)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 4,	Percentage	November 5,	Percentage	November 4,	Percentage	November 5,	Percentage
	2023	Change(1)	2022	Change(2)	2023	Change(3)	2022	Change(4)
Total sales to retail customers without fuel(5)	$29,580	(0.7)%	$29,777	6.3%	$98,972	1.4%	$97,580	5.0%
Supermarket fuel sales	4,105	(1.9)%	4,185	14.9%	13,154	(13.1)%	15,134	35.0%
Other sales(6)	272	15.3%	236	12.9%	849	17.6%	722	0.6%

Total sales	$33,957	(0.7)%	$34,198	7.3%	$112,975	(0.4)%	$113,436	8.2%
(1)	This column represents the percentage change in the third quarter of 2023, compared to the third quarter of 2022.
(2)	This column represents the percentage change in the third quarter of 2022, compared to the third quarter of 2021.
(3)	This column represents the percentage change in the first three quarters of 2023, compared to the first three quarters of 2022.
(4)	This column represents the percentage change in the first three quarters of 2022, compared to the first three quarters of 2021.
(5)	Digital sales are included in the “Total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased 11% in the third quarter of 2023 and 13% in the first three quarters of 2023, compared to the same periods of 2022. Digital sales growth was led by the strength of our Pickup solutions, which grew by 11% in the third quarter of 2023 and 10% in the first three quarters of 2023, and our Delivery solutions, which grew by 20% in the third quarter of 2023 and 26% in the first three quarters of 2023. Digital sales growth was driven by improvements in both households and visits, and the new two-hour pickup service, available in more than one-third of our stores, and expansion of our Kroger Delivery network.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increases in the third quarter and the first three quarters of 2023, compared to the same periods of 2022, are primarily due to an increase in data analytic services and third-party media revenue.

Total sales decreased in the third quarter of 2023, compared to the third quarter of 2022, by 0.7%. The decrease was primarily due to a reduction in both total sales to retail customers without fuel and supermarket fuel sales. Total sales, excluding fuel, decreased 0.5% in the third quarter of 2023, compared to the third quarter of 2022, which was primarily due to our identical sales decrease, excluding fuel, of 0.6%. Identical sales, excluding fuel, for the third quarter of 2023, compared to the third quarter of 2022, decreased primarily due to the termination of our agreement with Express Scripts and also reflects an increase from higher spend per item, partially offset by a reduction of the number of items in the basket. Identical sales, excluding fuel, would have grown 1.0% in the third quarter of 2023 if not for the approximately $473 million reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. Total supermarket fuel sales decreased 1.9% in the third quarter of 2023, compared to the third quarter of 2022, primarily due to a decrease in the average retail fuel price of 1.8% and a decrease in fuel gallons sold of 0.1%, which was better than the average market decline in fuel gallons sold. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales decreased in the first three quarters of 2023, compared to the first three quarters of 2022, by 0.4%. The decrease was primarily due to the decrease in supermarket fuel sales, partially offset by an increase in total sales to retail customers without fuel. Total sales, excluding fuel, increased 1.6% in the first three quarters of 2023, compared to the first three quarters of 2022, which was primarily due to our identical sales increase, excluding fuel, of 1.5%. Identical sales, excluding fuel, for the first three quarters of 2023, compared to the first three quarters of 2022, increased primarily due to an increase in the number of households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket and the termination of our agreement with Express Scripts. Identical sales, excluding fuel, would have grown 3.1% in the first three quarters of 2023 if not for the approximately $1.5 billion reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. Total supermarket fuel sales decreased 13.1% in the first three quarters of 2023, compared to the first three quarters of 2022, primarily due to a decrease in the average retail fuel price of 11.8% and a decrease in fuel gallons sold of 1.4%, which was better than the average market decline in fuel gallons sold. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. We define Kroger Delivery identical sales powered by Ocado based on geography. We include Kroger Delivery sales powered by Ocado as identical if the delivery occurs in an existing Kroger supermarket geography. If the Kroger Delivery sales powered by Ocado occur in a new geography, these sales are included as identical when deliveries have occurred to the new geography for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the third quarter and first three quarters of 2023.

Identical Sales

($ in millions)

	Third Quarter Ended
	November 4,	Percentage	November 5,	Percentage
	2023	Change(1)	2022	Change(2)
Excluding Fuel	$29,482	(0.6)%	$29,666	6.9%
(1)	This column represents the percentage change in identical sales in the third quarter of 2023, compared to the third quarter of 2022.
(2)	This column represents the percentage change in identical sales in the third quarter of 2022, compared to the third quarter of 2021.

	Three Quarters Ended
	November 4,	Percentage	November 5,	Percentage
	2023	Change(1)	2022	Change(2)
Excluding Fuel	$98,590	1.5%	$97,139	5.4%
(1)	This column represents the percentage change in identical sales in the first three quarters of 2023, compared to the first three quarters of 2022.
(2)	This column represents the percentage change in identical sales in the first three quarters of 2022, compared to the first three quarters of 2021.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.03% for the third quarter of 2023, compared to 21.37% for the third quarter of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. The increase in rate in the third quarter of 2023, compared to the third quarter of 2022, resulted primarily from a decreased LIFO charge, an increase in our fuel gross margin, Our Brands performance, effective negotiations to achieve savings on the cost of products sold, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink and advertising costs, as a percentage of sales, and increased promotional price investments.

Our gross margin rate, as a percentage of sales, was 22.08% for the first three quarters of 2023, compared to 21.34% for the first three quarters of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. The increase in rate in the first three quarters of 2023, compared to the first three quarters of 2022, resulted primarily from a decreased LIFO charge, an increase in our fuel gross margin, Our Brands performance, our ability to effectively manage product cost inflation through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink, as a percentage of sales, and increased promotional price investments.

Our LIFO charge was $29 million in the third quarter of 2023, compared to $152 million in the third quarter of 2022. Our LIFO charge was $131 million in the first three quarters of 2023, compared to $392 million in the first three quarters of 2022. Our decreased LIFO charge reflects our lower expected annualized product cost inflation for 2023 compared to 2022.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.11% in the third quarter of 2023, compared to 21.81% in the third quarter of 2022. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 3 basis points in the third quarter of 2023, compared to the third quarter of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. This increase resulted primarily from Our Brands performance, effective negotiations to achieve savings on the cost of products sold, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink and advertising costs, as a percentage of sales, and increased promotional price investments.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.19% in the first three quarters of 2023, compared to 21.68% in the first three quarters of 2022. Excluding the effect of fuel, our FIFO gross margin rate increased 20 basis points in the first three quarters of 2023, compared to the first three quarters of 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. This increase resulted primarily from Our Brands performance, our ability to effectively manage product cost inflation through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink, as a percentage of sales, and increased promotional price investments.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.63% in the third quarter of 2023 and 16.34% in the third quarter of 2022. The increase in the third quarter of 2023, compared to the third quarter of 2022, resulted primarily from planned investment in associates, costs related to strategic investments that are expected to drive future growth, the effect of our terminated agreement with Express Scripts, increased healthcare costs, and the 2023 Third Quarter OG&A Adjusted Item, partially offset by the 2022 Third Quarter OG&A Adjusted Items, broad-based cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and lower incentive plan costs.

OG&A expenses, as a percentage of sales, were 17.68% in the first three quarters of 2023 and 15.87% in the first three quarters of 2022. The increase in the first three quarters of 2023, compared to the first three quarters of 2022, resulted primarily from planned investment in associates, the effect of our terminated agreement with Express Scripts, costs related to strategic investments that are expected to drive future growth and the 2023 OG&A Adjusted Items, partially offset by the 2022 OG&A Adjusted Items, broad-based cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and lower incentive plan costs.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2023 Third Quarter OG&A Adjusted Item and the 2022 Third Quarter OG&A Adjusted Items, our OG&A rate increased 32 basis points in the third quarter of 2023, compared to the third quarter of 2022. This increase resulted primarily from planned investments in associates, costs related to strategic investments that are expected to drive future growth, the effect of our terminated agreement with Express Scripts and increased healthcare costs, partially offset by broad-based cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and lower incentive plan costs.

Excluding the effect of fuel, the 2023 OG&A Adjusted Items and the 2022 OG&A Adjusted Items, our OG&A rate increased 15 basis points in the first three quarters of 2023, compared to the first three quarters of 2022. This increase resulted primarily from planned investments in associates, the effect of our terminated agreement with Express Scripts, and costs related to strategic investments that are expected to drive future growth, partially offset by broad-based cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and lower incentive plan costs.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the third quarter and the first three quarters of 2023, compared to the same periods of 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the third quarter and first three quarters of 2023, compared to the same periods of 2022. This increase was primarily due to depreciation of equipment recorded under finance leases related to our Kroger Delivery customer fulfillment center location openings, additional depreciation associated with higher capital investments during the rolling four quarter period ending with the third quarter of 2023 and a decrease in the average useful life on these capital investments.

Operating Profit and FIFO Operating Profit

Operating profit was $912 million, or 2.7% of sales, for the third quarter of 2023, compared to $841 million, or 2.5% of sales, for the third quarter of 2022. Operating profit, as a percentage of sales, increased 22 basis points in the third quarter of 2023, compared to the third quarter of 2022, due to a higher FIFO gross margin rate, a decreased LIFO charge and an increase in fuel operating profit, partially offset by increased OG&A and depreciation and amortization expenses, as a percentage of sales.

Operating profit was $1.9 billion, or 1.7% of sales, for the first three quarters of 2023, compared to $3.3 billion, or 2.9% of sales, for the first three quarters of 2022. Operating profit, as a percentage of sales, decreased 123 basis points in the first three quarters of 2023, compared to the first three quarters of 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate and a decreased LIFO charge.

FIFO operating profit was $941 million, or 2.8% of sales, for the third quarter of 2023, compared to $993 million, or 2.9% of sales, for the third quarter of 2022. FIFO operating profit, as a percentage of sales, excluding the 2023 and 2022 Third Quarter Adjusted Items, decreased 20 basis points in the third quarter of 2023, compared to the third quarter of 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a higher FIFO gross margin rate and an increase in fuel operating profit.

FIFO operating profit was $2.0 billion, or 1.8% of sales, for the first three quarters of 2023, compared to $3.7 billion, or 3.3% of sales, for the first three quarters of 2022. FIFO operating profit, as a percentage of sales, excluding 2023 and 2022 Adjusted Items, decreased 10 basis points in the first three quarters of 2023, compared to the first three quarters of 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2023 and 2022 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	Third Quarter Ended		Three Quarters Ended
	November 4,	November 5,	November 4,	November 5,
	2023	2022	2023	2022
Operating profit	$912	$841	$1,902	$3,300
LIFO charge	29	152	131	392

FIFO Operating profit	941	993	2,033	3,692

Adjustment for Home Chef contingent consideration	—	—	—	18
Adjustment for merger related costs(1)	84	19	178	19
Adjustment for opioid settlement charges(2)	—	85	1,475	85
Other	(3)	(3)	(6)	(9)

2023 and 2022 Adjusted items	81	101	1,647	113

Adjusted FIFO operating profit excluding the adjusted items above	$1,022	$1,094	$3,680	$3,805
(1)	Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(2)	Opioid settlement charges include settlements with the nationwide opioid settlement framework and the States of West Virginia and New Mexico.

Interest Expense

Interest expense decreased for the third quarter and first three quarters of 2023, compared to the same periods of 2022. This decrease was primarily due to increased interest income earned on our cash and temporary cash investments due to rising interest rates in the third quarter and the first three quarters of 2023, compared to the same periods of 2022, and a decreased average total outstanding debt throughout 2023, compared to 2022.

Income Taxes

The effective income tax rate was 23.9% for the third quarter of 2023 and 24.0% for the third quarter of 2022. The effective income tax rate was 24.8% for the first three quarters of 2023 and 21.1% for the first three quarters of 2022. The effective income tax rate for the third quarters of 2023 and 2022 differed from the federal statutory rate due to the effect of state income taxes and certain nondeductible expenses, partially offset by the utilization of tax credits. The effective income tax rate for the first three quarters of 2023 differed from the federal statutory rate due to the effect of state income taxes, the nondeductible portion of opioid settlement charges and certain nondeductible expenses, partially offset by the utilization of tax credits. The effective income tax rate for the first three quarters of 2022 differed from the federal statutory rate due to the effect of state income taxes and certain nondeductible expenses, partially offset by the benefit from share-based payments and the utilization of tax credits.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.88 per diluted share for the third quarter of 2023 represented an increase of 60% compared to net earnings of $0.55 per diluted share for the third quarter of 2022. Adjusted net earnings of $0.95 per diluted share for the third quarter of 2023 represented an increase of 8% compared to adjusted net earnings of $0.88 per diluted share for the third quarter of 2022. The increase in adjusted net earnings per diluted share resulted primarily from a decreased LIFO charge, lower interest expense and increased fuel earnings, partially offset by decreased FIFO operating profit, excluding fuel and higher income tax expense.

Net earnings of $1.95 per diluted share for the first three quarters of 2023 represented a decrease of 20% compared to net earnings of $2.44 per diluted share for the first three quarters of 2022. Adjusted net earnings of $3.42 per diluted share for the first three quarters of 2023 represented an increase of 6% compared to adjusted net earnings of $3.24 per diluted share for the first three quarters of 2022. The increase in adjusted net earnings per diluted share resulted primarily from a decreased LIFO charge and lower interest expense, partially offset by decreased fuel earnings, higher income tax expense and decreased FIFO operating profit, excluding fuel.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase (decrease) in cash and temporary cash investments for the first three quarters of 2023 and 2022:

	Three Quarters Ended
	November 4,	November 5,
	2023	2022
Net cash provided by (used in)
Operating activities	$4,868	$3,338
Investing activities	(2,745)	(2,192)
Financing activities	(1,413)	(2,051)
Net increase (decrease) in cash and temporary cash investments	$710	$(905)

Net cash provided by operating activities

We generated $4.9 billion of cash from operations in the first three quarters of 2023 compared to $3.3 billion in the first three quarters of 2022. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $4.1 billion of operating cash flow in the first three quarters of 2023 compared to $5.6 billion in the first three quarters of 2022. The change in operating assets and liabilities, including working capital, was $818 million in the first three quarters of 2023 compared to $(2.3) billion in the first three quarters of 2022. The change in operating assets and liabilities, including working capital, was primarily due to the following:

●	Cash flows for FIFO inventory were more favorable for the first three quarters of 2023, compared to the same period of the prior year, primarily due to a smaller effect of inflation in the current year on inventory balances and maintaining inventory at optimal levels through improved inventory management planning; and

●	An increase in long-term liabilities at the end of the third quarter of 2023, compared to fiscal year end 2022, primarily due to an increase in the noncurrent portion of our accrued opioid settlement charges;

●	Partially offset by a decrease in accrued expenses at the end of the third quarter of 2023, compared to fiscal year end 2022, primarily due to the following:

o	a decrease in accrued incentive plan costs; and

o	a decrease in our commitments due to the UFCW International Union-Industry Pension Fund (“National Fund”) as a result of the final contractual payment related to the multi-employer pension plan withdrawal liability charge we incurred in 2020.

Net cash used by investing activities

Investing activities used cash of $2.7 billion in the first three quarters of 2023 compared to $2.2 billion in the first three quarters of 2022. The amount of cash used by investing activities increased in the first three quarters of 2023, compared to the first three quarters of 2022, primarily due to increased payments for property and equipment.

Net cash used by financing activities

We used $1.4 billion of cash for financing activities in the first three quarters of 2023 compared to $2.1 billion in the first three quarters of 2022. The amount of cash used for financing activities decreased in the first three quarters of 2023 compared to the first three quarters of 2022, primarily due to decreased treasury stock purchases, partially offset by increased payments on long-term debt including obligations under finance leases.

Capital Investments

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $715 million for the third quarter of 2023 compared to $698 million for the third quarter of 2022. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.5 billion for the first three quarters of 2023 compared to $2.2 billion for the first three quarters of 2022. During the rolling four quarter period ended with the third quarter of 2023, we opened, expanded, relocated or acquired 11 supermarkets and also completed 133 major within-the-wall remodels. We define a major remodel as a project that exceeds a cost of $20 per square foot. Total supermarket square footage at the end of the third quarter of 2023 remained consistent with the end of the third quarter of 2022. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2023 increased 0.2% over the end of the third quarter of 2022.

Debt Management

As of November 4, 2023, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of November 4, 2023, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of November 4, 2023.

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

Our bank credit facility contains a financial covenant. As of November 4, 2023, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $615 million as of November 4, 2023, compared to our fiscal year end 2022 debt of $13.4 billion. This decrease resulted primarily from the payment of $600 million of senior notes bearing an interest rate of 3.85% during the second quarter of 2023.

Common Share Repurchase Programs

During the third quarter of 2023, we invested $7 million to repurchase approximately 0.2 million Kroger common shares at an average price of $45.37 per share. For the first three quarters of 2023, we invested $54 million to repurchase approximately 1.2 million Kroger common shares at an average price of $47.19 per share. The shares repurchased in the third quarter and first three quarters of 2023 were reacquired under a share repurchase program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

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

Liquidity Needs

We held cash and temporary cash investments of $1.7 billion as of November 4, 2023, which reflects our elevated operating performance over the last few years and paused share repurchase program. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of November 4, 2023, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

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

For additional information about our debt activity in the first three quarters of 2023, see Note 2 to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 4, 2023, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended November 4, 2023. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended November 4, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
August 13, 2023 to September 9, 2023	28,199	$48.02	27,700	$1,000
Second four weeks
September 10, 2023 to October 7, 2023	85,843	$45.90	55,200	$1,000
Third four weeks
October 8, 2023 to November 4, 2023	83,122	$44.34	82,100	$1,000
Total	197,164	$45.55	165,000	$1,000
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2023 contained three 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 32,164 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2022 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

Item 5. Other Information.

(c)

In the third quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

EXHIBIT 31.1*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1*	-	Section 1350 Certifications.

EXHIBIT 101.INS*	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*		XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104		Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: December 8, 2023	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: December 8, 2023	By:	/s/ Gary Millerchip
Gary Millerchip
Senior Vice President and Chief Financial Officer