Form 10-K
period 2024-02-03
KROGER CO
filed 2024-04-02
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024.

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

Yes ☐	No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 12, 2023). $35.3 billion.

The number of shares outstanding of the registrant's common stock, as of the latest practicable date. 721,687,844, shares of Common Stock of $1 par value, as of March 27, 2024.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2024 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

The Kroger Co.

Form 10-K

For the Fiscal Year Ended February 3, 2024

PART I

FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements about our future performance. These statements are based on our assumptions and beliefs in light of the information currently available to us. These statements are subject to a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in “Risk Factors” below, that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward looking statements. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “assumptions,” “believe,” “committed,” “continue,” “could,” “deliver,” “effect,” “enable,” “estimate,” “expects,” “future,” “goal,” “growth,” “intended,” “likely,” “may,” “model,” “objective,” “plan,” “position,” “program,” “range,” “result,” “strategy,” “strive,” “strong,” “target,” “trend,” “will” and “would,” and similar words or phrases. Moreover, statements in the sections entitled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and elsewhere in this report regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: the risks relating to or arising from our proposed nationwide opioid litigation settlement, including our ability to finalize and effectuate the settlement, the scope and coverage of the ultimate settlement and the expected financial or other effects that could result from the settlement; our proposed transaction with Albertsons, including, among other things, our ability to consummate the proposed transaction and related divestiture plan, including on the terms of the merger agreement and divestiture plan, on the anticipated timeline, with the required regulatory approvals, and/or resolution of pending litigation challenging the merger; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in labor; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the current inflationary environment and future potential inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operates; our ability to retain pharmacy sales from third- party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. Our Company is built on the foundation of our retail grocery business, which includes the added convenience of our retail pharmacies and fuel centers. Our strategy is focused on growing customer loyalty by delivering great value and convenience, and investing in four strategic pillars: Fresh, Our Brands, Data & Personalization and Seamless.

We also utilize the data and traffic generated by our retail business to deliver incremental value and services for our customers that generates alternative profit streams. These alternative profit streams would not exist without our core retail business.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. Our fiscal year ends on the Saturday closest to January 31. All references to 2023, 2022 and 2021 are to the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively, unless specifically indicated otherwise.

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

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our combination of assets includes the following:

Stores

As of February 3, 2024, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of February 3, 2024, Kroger operated, either directly or through its subsidiaries, 2,722 supermarkets, of which 2,257 had pharmacies and 1,665 had fuel centers. Approximately 50% of our supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land. Our stores operate under a variety of banners that have strong local ties and brand recognition. We connect with customers through our expanding seamless ecosystem and the consistent delivery of a full, fresh, and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering. Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable. Each fuel center typically includes five to ten islands of fuel dispensers and storage tanks with capacity for 40,000 to 50,000 gallons of fuel. Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

The combo store is the primary grocery store format. We believe this format is successful because the stores are large enough to offer the specialty departments, including natural food and organic sections, pharmacies, general merchandise, pet centers and high-quality perishables such as fresh seafood and organic produce.

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

Seamless Digital Ecosystem

We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup, Delivery and Ship. We offer Pickup and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,350 of our supermarkets and provide Delivery, which allows us to offer digital solutions to substantially all of our customers. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. These channels allow us to serve customers anything, anytime and anywhere with zero compromise on selection, convenience, and price. We also provide relevant customer-facing apps and interfaces that have the features customers want that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels.

Merchandising and Manufacturing

Our Brands products play an important role in our merchandising strategy and represented over $31 billion of our sales in 2023. Our supermarkets, on average, stock over 12,600 private label items. Our Brands products are primarily produced and sold in three “tiers.” Private Selection® is our main premium quality brand, offering customers culinary foods and ingredients that deliver amazing eating experiences. The Kroger® brand, which represents the majority of our private label items, is designed to consistently satisfy and delight customers with quality products that exceed or meet the national brand in taste and efficacy, as well as with unique and differentiated products. Big K®, Smart Way® and Heritage Farm® are some of our value brands, designed to deliver good quality at a very affordable price. In addition to our three “tiers,” Our Brands offers customers a variety of natural and organic products with Simple Truth® and Simple Truth Organic®. Both Simple Truth® and Simple Truth Organic® are free from a defined list of artificial ingredients that some customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 30% of Our Brands units and 43% of the grocery category Our Brands units sold in our supermarkets are produced in our food production plants; the remaining Our Brands items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on Our Brands products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of February 3, 2024, we owned 33 food production plants. These plants consisted of 14 dairies, nine deli or bakery plants, five grocery product plants, two beverage plants, one meat plant and two cheese plants.

Our Data

We are evolving into a more diverse business. The traffic and data generated by our retail business, including pharmacies and fuel centers, is enabling this transformation. Kroger serves approximately 62 million households annually and because of our rewards program, over 95% of customer transactions are tethered to a Kroger loyalty card. Our 20 years of investment in data science capabilities is allowing us to utilize this data to create personalized experiences and value for our customers and is also enabling our fast-growing, high operating margin alternative profit businesses, including data analytic services and third-party media revenue. Our retail media business – Kroger Precision Marketing – provides differentiated media capabilities for our consumer packaged goods partners and other industry verticals. It is a key driver of our digital profitability and alternative profit.

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

HUMAN CAPITAL MANAGEMENT

Our People

We want Kroger to be a place where our customers love to shop and associates love to work. This is why we aim to create working environments where associates feel encouraged and supported to be their best selves every day. As of February 3, 2024, Kroger employed nearly 414,000 full- and part-time employees. Our people are essential to our success, and we focus intentionally on attracting, developing and engaging a diverse workforce that represents the communities we serve. We strive to create a culture of opportunity and take seriously our role as a leading employer in the United States. Kroger has provided a large number of people with first jobs, new beginnings and lifelong careers. We have long been guided by our values – Honesty, Integrity, Respect, Safety, Diversity and Inclusion.

Attracting & Developing Our Talent

To deliver on our customers’ experiences and remain competitive with union and non-union employers, we continually try to improve how we attract and retain talent. In addition to competitive wages, quality benefits and a safe work environment, we offer a broad range of employment opportunities for workers of all ages and aspirations. Many retail roles offer opportunities to learn new skills, grow and advance careers.

Associates at all levels of Kroger have access to training and education programs to build their skills and prepare for the roles they want. In 2023, we spent approximately $210 million on training our associates through onboarding, leadership development programs and programs designed to upskill associates across the Company. We continue to invest in new platforms and applications to make learning more accessible to our associates.

Beyond our own programs, associates can take advantage of our tuition reimbursement benefit, which offers up to $3,500 annually — $21,000 over the course of employment — toward continuing education. These funds can be applied to education programs like certifications, associate or graduate degrees. Approximately 7,000 associates, 94% of whom are hourly, have taken advantage of our tuition reimbursement program in 2023. Kroger has invested approximately $54 million in this program since it launched in 2018.

Rewarding Our Associates

As we continue to operate in a challenging labor market, we are dedicated to attracting and retaining the right talent across the organization to be able to continue delivering for our customers. We are investing in our associates by expanding our industry-leading benefits, including continuing education, training and development and health and wellness. During 2023, we increased associate wages resulting in an average hourly rate of nearly $19, and a rate of nearly $25 with comprehensive benefits factored in, which is a 33% increase in rate in the last five years. Over the last five years, we have now invested more than $2.4 billion in incremental wage investments. We remain committed to supporting our associates with investments in wages and comprehensive benefits that are sustainable and will allow us to continue to keep products affordable for the communities we serve. We expect to make continued associate investments in 2024.

Promoting Diversity, Equity & Inclusion

Diversity and inclusion have been among Kroger’s values for decades. We strive to reflect the communities we serve and foster a culture that inspires collaboration and feeds the human spirit. We have taken a very thoughtful and purposeful approach to enact meaningful change and develop what we believe are the right actions to achieve true and lasting equality. Our Framework for Action: Diversity, Equity & Inclusion plan reflects our desire to redefine, deepen, and advance our commitment, mobilizing our people, passion, scale and resources. This ongoing commitment includes the following framework pillars: Create a More Inclusive Culture; Develop Diverse Talent; Advance Diverse Partnerships; Advance Equitable Communities; and Deeply Listen and Report Progress.

Creating a Safe Environment

Our associates’ safety is a top priority. It is also one of our core values. We prioritize providing the right safety training and equipment, safe working conditions and resources to maintain and improve associates’ well-being. Through our strategy to set clear expectations, routine monitoring, and regular communication and engagement, we reduce the number of injuries and accidents that happen in our workplace. We track health and safety metrics centrally for an enterprise-wide view of issues, trends and opportunities and monitor associate injury performance including total injuries, Occupational Safety and Health Administration (“OSHA”) injury rates, and lost-time injuries, as well as customer injury metrics like slip-and-fall injuries. We also track the completion of required training for associates, and we regularly share these metrics with leaders and relevant team members to inform management decisions.

Supporting Labor Relations

A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 350 such agreements, usually with terms of three to five years. Wages, health care and pensions are included in all of these collective bargaining agreements that cover approximately 65% of our associates. Our objective is to negotiate contracts that balance wage increases that are competitive with union and non-union employers and provide affordable healthcare for associates with keeping groceries affordable for the communities we serve. Our obligation is to do this in a way that maintains a financially sustainable business.

MANAGING CLIMATE IMPACTS

Managing climate change impacts is an important part of Thriving Together, Kroger’s Environmental, Social & Governance (“ESG”) strategy and has been a focus for our business for many years. With a large portfolio of supermarkets, distribution warehouses and food production plants, as well as a complex supply chain, we recognize Kroger’s effect on our climate. We continue to explore opportunities and take steps to reduce the effects of our operations on the environment and to reduce the potential risk of a changing climate on our operations. This includes enhancing our operational efficiency, increasing our usage of renewable energy and investing in new technologies. The key elements of our climate strategy are included below.

Governance

Climate effects are managed by leadership with input from several departments across the business. The Public Responsibilities Committee of the Board of Directors oversees our responsibilities as a corporate citizen and Kroger’s practices related to environmental sustainability, including climate effects, along with other environmental and social topics of material importance. Kroger discloses detailed energy and emissions data, as well as our approach to managing climate-related topics, in our annual ESG Report, which can be found at www.thekrogerco.com/esgreport.

Risk assessment

To help identify and manage climate-related risks to our business, we conducted a quantitative climate risk assessment to determine the likelihood that different physical climate risks, including drought, extreme heat and extreme precipitation, would affect Kroger’s operations at representative facilities in different geographies and, in turn, potentially increase operating costs for these facilities. As a result of our risk assessments, we do not currently anticipate the modeled physical risks to adversely affect our financial condition, results of operations or cash flows for the foreseeable future. We plan to continue these climate risk assessments moving forward.

Kroger also acknowledges that current and emerging climate-related legislation could affect our business. As a result of state and federal requirements regarding the phase down of hydrofluorocarbon (“HFC”) refrigerants, we anticipate steadily replacing our refrigerant infrastructure to reach required levels, which could incur significant costs to the business. If legislation required an accelerated timeline regarding the phase down of HFC refrigerants, we could incur higher costs. Any such legislation will affect all retailers using refrigerants in their operations.

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

Climate mitigation

For many years, Kroger has implemented emission reduction projects, including energy efficiency improvements, refrigerant leak detection and mitigation measures, renewable energy installations and procurement and fleet efficiencies. In 2020, we set a goal to reduce absolute greenhouse gas (“GHG”) emissions from our operations (scope 1 and 2 emissions) by 30% by 2030, against a 2018 baseline. The goal was developed using climate science and is aligned with the Paris Agreement, specifically supporting a well-below 2°C climate scenario according to the absolute contraction method. Kroger is reviewing its GHG reduction target against the requirements of the Science Based Targets initiative. In 2023, we completed our first full Scope 3 emissions baseline.

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

Name	Age	Recent Employment History

Mary E. Adcock	48

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

Stuart W. Aitken	52

Mr. Aitken was named Senior Vice President and Chief Merchant and Marketing Officer in August 2020. He was elected Senior Vice President in February 2019 and served as Group Vice President from June 2015 to February 2019. He is responsible for sales, pricing, promotional and category planning for fresh foods, center store and general merchandise categories, as well as analytics & execution, e-commerce and Digital Merchandising, Sourcing and Our Brands. Prior to joining Kroger, he served as the chief executive officer of dunnhumby USA, LLC. Mr. Aitken has over 15 years of marketing, academic and technical experience across a variety of industries, and held various leadership roles with other companies, including Michaels Stores and Safeway, Inc.

Gabriel Arreaga	49

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

Yael Cosset	50

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

Carin L. Fike	55

Ms. Fike was elected Vice President and Treasurer effective April 2017. Prior to that, she served as Assistant Treasurer and also as Director of Investor Relations. Ms. Fike began her career with Kroger in 1999 as a manager in the Financial Reporting department after working with PricewaterhouseCoopers in various roles, including audit manager.

Todd A. Foley	54

Mr. Foley was named Senior Vice President and Interim Chief Financial Officer in March 2024. Prior to that, he served as Group Vice President, Interim Chief Financial Officer and Corporate Controller from February 2024 to March 2024. Prior to that, he served as Group Vice President and Corporate Controller from October 2021 to February 2024. From April 2017 to September 2021, Mr. Foley served as Vice President and Corporate Controller. Before that, he held several leadership roles, including Vice President and Treasurer, Assistant Corporate Controller, and Controller of Kroger’s Cincinnati/Dayton division. Mr. Foley began his career with Kroger in 2001 as an audit manager in the Internal Audit Department after working for PricewaterhouseCoopers in various roles, including senior audit manager.

Valerie L. Jabbar	55

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

Kenneth C. Kimball	58

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

Timothy A. Massa	57

Mr. Massa was elected Senior Vice President in June 2018 and serves as the company’s Chief People Officer, leading all areas of Human Resources and Labor Relations, including total rewards, labor relations, diversity, business unit human resources, people operations, training and development, talent hiring, retention and engagement, corporate affairs, and associate communications. He also leads the areas of shared services and aviation. Prior to that, Mr. Massa served as Group Vice President of Human Resources and Labor Relations from June 2014 to June 2018. Mr. Massa joined Kroger in October 2010 as Vice President, Corporate Human Resources and Talent Development. Prior to joining Kroger, Mr. Massa served in various Human Resources leadership roles for 21 years at Procter & Gamble, most recently serving as Global Human Resources Director of Customer Business Development.

W. Rodney McMullen	63

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

Brian W. Nichols	51

Mr. Nichols was elected Vice President, Corporate Controller in March 2024 and is responsible for oversight of Kroger’s Corporate Accounting and Corporate Tax departments, as well as the Company’s Accounting Centers and Accounting Modernization, Pension Investment, and Insurance and Claims teams. Prior to that, he served as Vice President, Assistant Corporate Controller from April 2021 to March 2024. From May 2018 to April 2021, Mr. Nichols served as Senior Director and Assistant Corporate Controller. Prior to that, he held several leadership roles, including Senior Manager of Corporate and External Financial Reporting and Senior Financial Analyst of SEC Reporting. Mr. Nichols joined Kroger in 2000 as Assistant Controller of the Central Division.

Christine S. Wheatley	53

Ms. Wheatley was elected Senior Vice President, General Counsel, and Secretary in May 2023. Prior to this, she served as Group Vice President, Secretary and General Counsel from May 2014 to May 2023. She joined Kroger in February 2008 as Corporate Counsel, and thereafter served as Senior Attorney, Senior Counsel, and Vice President. Before joining Kroger, Ms. Wheatley was engaged in the private practice of law for 11 years, most recently as a partner at Porter Wright Morris & Arthur in Cincinnati.

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

OUR PROPOSED TRANSACTION WITH ALBERTSONS CREATES INCREMENTAL BUSINESS, REGULATORY AND REPUTATIONAL RISKS

On October 13, 2022, we entered into a merger agreement with Albertsons Companies Inc. (“Albertsons”), which sets forth the terms of our proposed transaction. In connection with the proposed transaction, Kroger and Albertsons entered into a comprehensive divestiture plan with C&S Wholesale Grocers, LLC for the combined sale of certain stores, distribution centers, offices and private label brands. The proposed transaction with Albertsons and the divestiture plan entails important risks, including, among others: the expected timing and likelihood of completion of the proposed transaction and divestiture plan, including the timing, receipt and terms and conditions of any required governmental and regulatory clearance of the proposed transaction and divestiture plan, and/or resolution of pending litigation challenging the merger; the effect of the proposed divestiture plan; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or divestiture agreement; the outcome of any legal proceedings that have been instituted and may in the future be instituted against the parties and others following announcement of the merger agreement and proposed transaction or divestiture plan; the inability to consummate the proposed transaction or divestiture plan due to the failure to satisfy other conditions to complete the proposed transaction or divestiture plan; risks that the proposed transaction or divestiture plan disrupts our current plans and operations; the ability to identify and recognize, including on the expected timeline, the anticipated total shareholder return (“TSR”), revenue and EBITDA expectations; the amount of the costs, fees, expenses and charges related to the proposed transaction or divestiture plan; the risk that transaction and/or integration costs are greater than expected, including as a result of conditions regulators put on any approvals of the transaction; the potential effect of the announcement and/or consummation of the proposed transaction or divestiture plan on relationships, including with associates, suppliers and competitors; our ability to maintain an investment grade credit rating; the risk that management’s attention is diverted from other matters; risks related to the potential effect of general economic, political and market factors, including changes in the financial markets as a result of inflation or measures implemented to address inflation, and any epidemic, pandemic or disease outbreaks, on Kroger, Albertsons or the proposed transaction or divestiture plan; the risk of adverse effects on the market price of our or Albertsons’s securities or on Albertsons’s or our operating results for any reason; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or divestiture agreement; and other risks described in our filings with the SEC.

INTEGRATION OF NEW BUSINESS AND STRATEGIC ALLIANCES

In addition to the above, we enter into mergers, acquisitions and strategic alliances with expected benefits including, among other things, operating efficiencies, procurement savings, innovation and sharing of best practices, that may allow for future growth. Achieving the anticipated or desired benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies, capital requirements, and the integration process (including the integration of internal controls into our business operations), unforeseen expenses and delays and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by the proliferation of local, regional, and national retailers, including both retail and digital formats, and intense and ever-increasing competition ranging from online retailers, mass merchant, club stores, regional chains, deep discounters, and dollar stores, as well as ethnic, specialty and natural food stores. With the proliferation of grocery delivery – both by retailers and third-party delivery service providers – customers have an even wider range of retailers from which to choose. Customers continue to expect a great shopping experience both in-store and online. The industry continues to be shaped by e-commerce, cooking at home and prepared foods to go and other customer needs and preferences. Customers want to be able to shop on their own terms with zero compromise whether at brick and mortar stores or online, pick-up or delivery, depending on their particular trip needs and other factors. If we do not appropriately or accurately anticipate customer preferences or fail to quickly adapt to these ever-changing preferences, our sales and profitability could be adversely affected. If we fail to meet the evolving needs of our customers, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected.

We are continuing to enhance the customer connection with investments in our four strategic pillars – Seamless, Personalization, Fresh, and Our Brands. Each of these strategies is designed to better serve our customers and to generate customer loyalty and sustainable growth momentum. We believe our plans to continue to improve these four strategic pillars will enable us to meet the wide-ranging needs and expectations of our customers. If we are unable to continue to enhance the foregoing key elements of our connection with customers, or they fail to strengthen customer loyalty, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected. Our ecosystem monetizes the traffic and data insights generated by our retail grocery business to create fast-growing, asset-light and margin-rich revenue streams. Growth in loyal households, customer traffic and digitally engaged customers allow us to grow profits and power the flywheel in our model. We may be unsuccessful in implementing our alternative profit strategy, which could adversely affect our business growth and our financial condition, results of operations or cash flows. The nature and extent to which our competitors respond to the evolving and competitive industry by developing and implementing their competitive strategies could adversely affect our profitability.

In addition, evolving customer preferences and the advancement of online, delivery, ship to home and mobile channels in our industry increase the competitive environment. We must anticipate and meet these evolving customer preferences and continue to implement technology, software and processes to be able to conveniently and cost-effectively fulfill customer orders. Providing flexible fulfillment options and implementing new technology is complex and may not meet customer preferences. If we are not successful in reducing or offsetting the cost of fulfilling orders outside of our in-store channel with efficiencies, cost-savings, expense reductions, or alternative revenues, our financial condition, results of operations or cash flows could be adversely affected.

In addition, if we do not successfully develop and maintain a relevant digital experience for our customers, our business, financial condition, results of operations or cash flows could be adversely affected. Digital retailing is rapidly evolving, and we must keep pace with new developments by our competitors as well as the evolving needs and preferences of our customers. We must compete by offering a convenient shopping experience for our customers regardless of how they choose to shop with us, and by investing in providing and maintaining relevant customer-facing apps and interfaces that have the features customers want that are also reliable and easy to use. The future success of the digital business will also depend on the efficiency and cost effectiveness of fulfilling orders across our modalities, whether in store, in pickup-only locations or through customer fulfillment centers powered by Ocado.

PRODUCT SAFETY

Customers count on Kroger to provide them with safe food and drugs and other merchandise. Concerns regarding the safety of the products that we sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. We could be adversely affected by personal injury or product liability claims, product recalls, or other health and safety issues, which occur from time to time. If we sell products that cause illness or injury to customers, resulting from product contamination or spoilage, the presence of certain substances, or damage caused in handling, storage or transportation, we could be exposed to claims or litigation. Any issue regarding the safety of items, whether Our Brands items manufactured by us or for us or CPG products we sell, regardless of the cause, could have a substantial and adverse effect on our reputation, financial condition, results of operations or cash flows.

EMPLOYEE MATTERS

Nearly two-thirds of our associates are covered by collective bargaining agreements with unions, and our relationship with those unions, including a prolonged work stoppage affecting a substantial number of locations, could have a material adverse effect on our financial condition, results of operations or cash flows. We are a party to approximately 350 collective bargaining agreements. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur (and have occurred in the past) if we are unable to negotiate new contracts with labor unions. In addition, changes to national labor policy could affect labor relations with our associates and relationships with unions. Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on our financial condition, results of operations or cash flows.

We have committed to paying fair wages and providing the benefits that were collectively bargained with the United Food and Commercial Workers (“UFCW”) and other labor unions representing associates. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including regulatory changes, wage rates, and healthcare and other insurance costs. Changes to wage regulations, including further increases in the minimum wage or ordinances related to pay or working conditions enacted by local governments, could have an effect on our future financial condition, results of operations or cash flows. Our ability to meet our labor needs, while controlling wages and other costs, is subject to numerous external factors, including the available qualified workforce in each area where we are located, unemployment levels within those areas, wage rates, and changes in employment and labor laws.

Our continued success depends on the ongoing contributions of our associates, including members of our senior management and other key personnel. We must recruit, hire, develop and retain qualified associates with an increasingly large range of skills to meet the needs of our evolving and complex business. We compete with other retail and non-retail businesses for these associates and invest significant resources in training and motivating them. Competition among potential employers has resulted, and may in the future result, in increased associate costs and has from time to time affected our ability to recruit and retain associates. We may not be able to attract or retain sufficient highly qualified associates in the future, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our technology systems have been, and may be in the future, disrupted from circumstances beyond our control, as we regularly defend against and respond to data security incidents. Cyber-attackers have targeted and accessed, and may in the future again target and, if successful, access information stored in our or our vendors’ systems in order to misappropriate confidential customer or business information. Due to ongoing geopolitical conflicts, there is an increased possibility of cyberattacks that could either directly or indirectly affect our operations. Although we have implemented procedures to protect our information, and require our vendors to do the same, we cannot be certain that our security systems will successfully defend against, or be able to effectively respond to, rapidly evolving, increasingly sophisticated cyber-attacks as they become more difficult to detect and defend against. Further, a Kroger associate, a contractor or other third party with whom we do business may in the future circumvent our security measures in order to obtain information or may inadvertently cause a breach involving information. In addition, hardware, software or applications we may use may have inherent defects, vulnerabilities, or could be inadvertently or intentionally applied or used in a way that could compromise our information security.

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

The use of data by our business and our business associates is highly regulated. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we, our third-party service providers, or those with whom we share information fail to comply with laws and regulations, or self-regulatory regimes, that apply to all or parts of our business, such as section 5 of the FTC Act, the California Consumer Privacy Act (CCPA), the Health Insurance Portability and Accountability Act (HIPAA), or applicable international laws such as the EU General Data Protection Regulation (GDPR), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance.

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

FUEL

We sell a significant amount of fuel in our 1,665 fuel centers, which could face increased regulation, including due to climate change or other environmental concerns, and demand could be affected by concerns about the effect of emissions on the environment as well as retail price increases. We are unable to predict future regulations, environmental effects, political unrest, acts of war or terrorism, disruptions to the economy, including but not limited to pandemics and other health crises, geopolitical conflicts and other matters that affect the cost and availability of fuel, and how our customers will react to such factors, which could adversely affect our financial condition, results of operations or cash flows.

ECONOMIC CONDITIONS

Our operating results could be materially affected by changes in overall economic conditions and other economic factors that affect consumer confidence and spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, overall economic slowdown or recession, changes in housing market conditions, changes in government benefits such as SNAP/EBT, student loan relief, or child care credits, the availability of credit, interest rates, inflation, disinflation or deflation, tax rates and other matters could reduce consumer spending. Inflation could materially affect our operating results through increases to our cost of goods, supply chain costs and labor costs. In addition, the economic factors listed above, or any other economic factors or circumstances resulting in higher transportation, labor, insurance or healthcare costs or commodity prices, and other economic factors can increase our merchandise costs and operating, general and administrative expenses and otherwise adversely affect our financial condition, results of operations or cash flows. Increased fuel prices also have an effect on consumer spending and on our costs of producing and procuring products that we sell. A deterioration in overall economic conditions, including the uncertainty caused by inflation rate volatility, could adversely affect our business in many ways, including slowing sales growth, reducing overall sales and reducing gross margins. Geopolitical and catastrophic events, such as wars and conflicts, civil unrest, acts of terrorism or other acts of violence, including active shooter situations (which have occurred in the past at our locations), or the loss of merchandise as a result of shrink or industry-wide theft and organized retail crime, or pandemics or other health crises, and other matters that could reduce consumer spending, could materially affect our financial condition, results of operations or cash flows. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit and are therefore reliant on banks and other financial institutions to safeguard and allow ready access to these assets. If banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. We are unable to predict how the global economy and financial markets will perform. If the global economy and financial markets do not perform as we expect, it could adversely affect our business, financial condition, results of operations or cash flows.

Our operating results could be adversely affected by any future disease outbreak, including pandemics, epidemics, or similar widespread health concerns. We cannot predict with certainty the extent that our operations may be affected by any effects of the foregoing on us or on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any adverse effect on these parties could materially and adversely affect us. To the extent that any health crisis affects the U.S. and global economy and our business, it may also heighten other risks described in this section, including but not limited to those related to consumer behavior and expectations, competition, implementation of strategic initiatives, cybersecurity threats, payment-related risks, supply chain disruptions, labor availability and cost, litigation and operational risk as a result of regulatory requirements.

LEGAL AND GOVERNMENT REGULATION

We are subject to various laws, regulations, and administrative practices that affect our business, including laws and regulations involving antitrust and competition, privacy, data protection, environmental, healthcare, anti-bribery, anti-corruption, tax, accounting, and financial reporting or other matters. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely affect our financial condition, results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively affect our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceeding, and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may adversely affect our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially affect our financial condition, results of operations or cash flows.

In addition, increasing governmental and societal attention to environmental, social, and governance (“ESG”) matters, including expanding voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report and could negatively affect our reputation. Given our commitment to our ESG strategy, we have established and publicly announced certain goals which we may refine or even expand further in the future. The execution of this strategy to achieve these goals is subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our goals within the currently projected costs and the expected timeframes; unforeseen operational and technological difficulties; the outcome of research efforts and future technology developments; and the success of our collaborations with and reliance on third parties. Any failure, or perceived failure, to achieve these goals or the setting or publication of certain targets could damage our reputation and customer, investor and other stakeholder relationships, and may even result in regulatory enforcement action. Such conditions could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

WEATHER, NATURAL DISASTERS AND OTHER EVENTS

A large number of our stores, distribution facilities and fulfillment centers are geographically located in areas that are susceptible to hurricanes, tornadoes, floods, droughts, ice and snow storms and earthquakes. Weather conditions and natural disasters have, and may again in the future, disrupt our operations at one or more of our facilities, interrupt the delivery of products to our stores, substantially increase the cost of products, including supplies and materials and substantially increase the cost of energy needed to operate our facilities or deliver products to our facilities. Moreover, the effects of climate change, including those associated with extreme weather events, may affect our ability to procure needed commodities at costs and in quantities that are optimal for us or at all. Adverse weather or natural disasters and other matters that could reduce consumer spending, could materially affect our financial condition, results of operations or cash flows.

CLIMATE IMPACT

The long-term effects of global climate change present both physical risks, such as extreme weather conditions or rising sea levels, and transition risks, such as regulatory or technology changes, which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy including utilities, which in turn may affect our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities are in locations that may be affected by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation and cost increases as a result of climate change or other environmental concerns. Transitioning to alternative energy sources, such as renewable electricity or electric vehicles, and investments in new technologies, could incur higher costs. Regulations limiting greenhouse gas emissions and energy inputs will also increase in coming years, which may increase our costs associated with compliance, tracking, reporting, and sourcing. These events and their effects could otherwise disrupt and adversely affect our operations and could have an adverse effect on our financial condition, results of operations or cash flows.

SUPPLY CHAIN

Disruption in our global supply chain could negatively affect our business. The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely affect our business. The loss or disruption of such supply arrangements for any reason, labor disputes, loss or impairment of key manufacturing sites, acts of war or terrorism, disruptive global political events, quality control issues, a supplier’s financial distress, natural disasters or health crises, regulatory actions or ethical sourcing issues, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have an adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

RISK MANAGEMENT AND STRATEGY

Securing Kroger’s business information, intellectual property, customer and employee data and technology systems is essential for the continuity of our businesses, meeting applicable regulatory requirements and maintaining the trust of our stakeholders. We have adopted enterprise cybersecurity risk mitigation and governance processes, which are set forth in the Kroger Cybersecurity Risk Management program (“CRM”), the Kroger Third-Party Cybersecurity Risk Management program (“TPCRM”), and the Kroger Cyber Incident Response Plan (“IR Plan”). Our approach is guided by the principles of the CRM, which includes monitoring threats and vulnerabilities and assessing and monitoring related controls, supporting the Corporate Information Security function, the Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”). Kroger’s cybersecurity policies, standards, processes, and practices are integrated into our overarching risk management system in an effort to enhance our ability to safeguard our operations and information, which includes quarterly cybersecurity reporting to the Board, delivered by senior leadership.

Kroger Cyber Risk Management Program

The CRM was developed in collaboration with third-party consultants and is aligned with the National Institute of Standards and Technology (“NIST”), Risk Management Framework (“RMF”), Cybersecurity Framework (“CSF”) and the International Organization for Standardization 27001 (“ISO 27001”). The program includes security and privacy, risk-based controls, and incorporates lessons learned from cybersecurity incidents. Under Kroger’s CRM, cyber risks, including cyber threats and cyber events/incidents, are assessed, treated, and monitored on a continuous basis. We integrate lessons learned from incident response and cyber risk mitigation into our cyber risk management strategy, in an effort to improve overall cybersecurity on an ongoing basis. Kroger's CRM program is spearheaded by specific management positions, chosen for their expertise in the field as further discussed below.

In line with cyber risk management best practices, we have collaborated with recognized third-party experts as needed to align the CRM’s foundational processes, metrics, monitoring, and reporting with common frameworks such as NIST and RMF.

Third-Party Cyber Risk Management

Recognizing the potential vulnerabilities posed by third-party relationships, Kroger has implemented a comprehensive TPCRM program. The TPCRM program is designed to assess third-party cybersecurity risks by employing third-party risk assessments, vendor tiering, and a dedicated team tasked with recommending holistic improvements to strengthen Kroger’s cybersecurity posture, sourcing, and contracting processes. Kroger’s Information Security Operations Center (“iSOC”) responds to known third-party incidents on a continuous basis. The iSOC is a part of the Corporate Information Security (“CIS”) department and is responsible for detecting, responding to, and escalating security incidents. We partner directly with business stakeholders and technology custodians to determine an appropriate response to manage incident risk to minimize the effect to the business. This response process is a regular and critical function of the iSOC and is defined in a separate appendix to the IR Plan. Any material risk identified from these incidents is escalated and communicated using formal severity and impact criteria as defined in the IR Plan.

Kroger Cyber Incident Response Plan

The IR Plan documents the processes by which information security events are detected, identified, prioritized, and analyzed. The Kroger iSOC, CISO, legal counsel, and corporate affairs stakeholders are then engaged depending on the incident’s scope, business effect, and potential material risk. This cross-functional team is responsible for assessing an appropriate response and mitigation pathway. Once security events are identified through the enterprise detection and monitoring ecosystem, the IR Plan sets forth an incident prioritization/decision workflow to determine scope, business effect, and potential material risk. This workflow is implemented through collaboration with the iSOC, CISO, legal counsel, and corporate affairs stakeholders.

In addition to the processes outlined above, we have also implemented an information security training program for employees that includes security awareness training related to cyber security risks, simulated phishing emails and regular communication to the enterprise regarding cyber security risks.

We experience cybersecurity threats and incidents from time to time. We are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, our financial condition, results of operations or cash flows. There can be no assurance that cybersecurity threats will not have a material effect on us, including our business strategy, our financial condition, results of operations or cash flows. Please see “Item 1A. Risk Factors” for more information on our cybersecurity-related risks.

GOVERNANCE

Protection of our customers’ data is a fundamental priority for our Board and management team. Our risk management team is integrated into our CIS function and is led by our CIO and CISO. The risk management team reports to the CISO and has combined experience in information security, governance, and compliance, including domains such as engineering, architecture, cybersecurity, and privacy. This team is responsible for defining the program, cybersecurity governance, and gathering insights related to assessing, identifying, and managing cybersecurity threat risks, their severity, and mitigations.

Kroger’s CIO reports to the CEO and leads technology and digital capabilities for the Kroger Co., including the overall cybersecurity strategy. Kroger’s CIO & Chief Digital Officer, has over 20 years of both leading and transforming technology, digital growth, and e-commerce in the retail and food industry. Kroger’s interim CISO brings nearly 20 years of experience developing and leading security and risk programs. His experience includes governance, information security, and threat management.

The Audit Committee of Kroger’s Board of Directors is charged with oversight of data privacy and cybersecurity risks. Kroger’s CIO and CISO provide quarterly updates on cybersecurity risks and related mitigating actions to the Audit Committee, meet with the full Board at least annually and inform the Audit Committee immediately if a cybersecurity incident is deemed material. They report to the Audit Committee and the Board on compliance and regulatory issues, provide updates concerning continuously-evolving threats and mitigating actions, and present a NIST Cybersecurity Framework Scorecard. Additionally, the CIO and CISO discuss and present strategies to address geopolitical threats that may affect operations as well as technological changes, such as AI and quantum computing. In overseeing cybersecurity risks, the Audit Committee focuses on aggregated, thematic issues with a risk-based approach. Oversight of cybersecurity risk incorporates strategy metrics, third-party assessments, and internal audit and controls. An independent third party also regularly reports to the Audit Committee and the full Board on cybersecurity, and outside counsel advises the Board on best practices for cybersecurity oversight by the Board, and the evolution of that oversight over time. Management also reports on strategic key risk indicators, ongoing initiatives, and significant incidents and their effect.

ITEM 2.	PROPERTIES.

As of February 3, 2024, we operated approximately 2,800 owned or leased supermarkets, distribution warehouses and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and finance leases at February 3, 2024, was $56.7 billion while the accumulated depreciation was $31.5 billion.

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

Our common stock is listed on the New York Stock Exchange under the symbol “KR.” As of March 27, 2024, there were 24,275 shareholders of record.

During 2023, we paid two quarterly cash dividends of $0.26 per share and two quarterly cash dividends of $0.29 per share. During 2022, we paid two quarterly cash dividends of $0.21 per share and two quarterly cash dividends of $0.26 per share. On March 1, 2024, we paid a quarterly cash dividend of $0.29 per share. On March 14, 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.29 per share, payable on June 1, 2024, to shareholders of record at the close of business on May 15, 2024. We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our earnings and other factors, including approval by our Board.

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

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN*
Among The Kroger Co., the S&P 500, and Peer Group**
250
200
150
100
50
02/02/19
02/01/20
01/30/21
01/29/22
01/28/23
02/03/24
The Kroger Co.
S&P 500
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2018	2019	2020	2021	2022	2023
The Kroger Co.	100	97.94	128.49	165.19	174.57	183.07
S&P 500 Index	100	121.56	142.53	172.46	161.03	199.42
Peer Group	100	120.67	148.43	175.27	169.86	197.90

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on February 2, 2019, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Albertsons Companies, Inc. (included from June 26, 2020 when it began trading), Costco Wholesale Corporation, CVS Health Corporation, Koninklijke Ahold Delhaize N.V., Target Corp., Walgreens Boots Alliance Inc. and Walmart Inc.

The following table presents information on our purchases of our common shares during the fourth quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased	Purchased Under
	Total Number	Average	as Part of Publicly	the Plans or
	of Shares	Price Paid Per	Announced Plans	Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First period - four weeks
November 5, 2023 to December 2, 2023	7,093	$44.09	6,900	$1,000
Second period - four weeks
December 3, 2023 to December 30, 2023	82,059	$44.75	64,200	$1,000
Third period - five weeks
December 31, 2023 to February 3, 2024	96,000	$46.07	96,000	$1,000
Total	185,152	$45.41	167,100	$1,000
(1)	The fourth quarter of 2023 contained two 28-day periods and one 35-day period.
(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 18,052 shares that were surrendered to Kroger by participants under our long-term incentive plans to pay for taxes on restricted stock awards.
(3)	Represents shares repurchased under the 1999 Repurchase Program.
(4)	On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2022 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

ITEM 6.	RESERVED.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report, as well as Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended January 28, 2023, which provides additional information on comparisons of fiscal years 2022 and 2021.

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger’s proven value creation model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel retail business, including fuel and health and wellness. By executing on our go-to-market strategy built on the four pillars of Fresh, Our Brands, Personalization and Seamless, we are creating a shopping experience that builds loyalty and grows sales. Our retail business generates traffic and data which accelerates growth in our high operating margin alternative profit businesses, like Kroger Precision Marketing. In turn, the value generated from these businesses enables us to reinvest back into our retail business.

We are focused on enhancing our pillars and delivering an exceptional customer experience to accelerate this flywheel effect. By expanding our store network and improving our digital capabilities, we expect to grow households and increase sales. Kroger has evolved into a more diverse business, with a model that provides more ways than ever to generate net earnings growth.

This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our retail business and is supported by continued strategic investments in our associates, greater value for our customers and our seamless ecosystem to ensure we deliver a full, fresh and friendly experience for every customer, every time. As more and more customers incorporate ecommerce into their permanent routines, we expect digital sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin through long-term initiatives in gross margin, growing alternative profit businesses, and productivity and cost saving initiatives that are focused on simplifying processes and utilizing technology to enhance the associate experience without affecting the customer experience. Together, these will enable us to improve operating margin, while balancing strategic price investments for customers and wage and benefit investments for associates.

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

2023 EXECUTIVE SUMMARY

We achieved strong results in 2023, in line with our long-term growth model and built on three consecutive years of growth, despite navigating a challenging operating environment. By maintaining our long-term commitment to lower prices, through personalized promotions and rewards, we are increasing customer visits and growing loyal households through the strength of our retail business, continuing our evolution into a more diverse business, and our value creation model is providing us multiple ways to drive sustainable future growth.

Our results provided another proof point of the strength and resilience of our value creation model, which supported another year of strong free cash flow and adjusted net earnings per diluted share growth, excluding the 53rd week in fiscal year 2023 (the “Extra Week”). This was the result of continued momentum across several margin expansion initiatives, strong Our Brands performance, strong growth in alternative profit businesses, our ability to effectively manage product cost through strong sourcing practices, lower supply chain costs and a lower year-over-year LIFO charge. During the year, we continued to invest in wages and the associate experience as a way to support the delivery of a full, fresh and friendly customer experience. In 2023, we increased associate wages resulting in an average hourly rate of nearly $19, and a rate of nearly $25 with comprehensive benefits factored in, which is a 33% increase in rate in the last five years.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Fiscal Year
		Percentage
	2023	Change	2022
Sales	$150,039	1.2%	$148,258
Sales without fuel and the Extra Week	$130,988	1.1%	$129,626
Net earnings attributable to The Kroger Co.	$2,164	(3.6)%	$2,244
Adjusted net earnings attributable to The Kroger Co. excluding the Extra Week	$3,335	7.4%	$3,104
Net earnings attributable to The Kroger Co. per diluted common share	$2.96	(3.3)%	$3.06
Adjusted net earnings attributable to The Kroger Co. per diluted common share excluding the Extra Week	$4.56	7.8%	$4.23
Operating profit	$3,096	(25.0)%	$4,126
Adjusted FIFO operating profit excluding the Extra Week	$4,799	(5.5)%	$5,079
Dividends paid	$796	16.7%	$682
Dividends paid per common share	$1.10	17.0%	$0.94
Identical sales excluding fuel(1)	0.9%	N/A	5.6%
FIFO gross margin rate, excluding fuel and the Extra Week, bps increase (decrease)(1)	0.18	N/A	(0.09)
OG&A rate, excluding fuel, Adjusted Items and the Extra Week, bps increase (decrease)(1)	0.21	N/A	(0.19)
(Decrease)/increase in total debt, including obligations under finance leases compared to prior fiscal year end	$(1,152)	N/A	$14
Share repurchases	$62	N/A	$993
(1)	Identical sales without fuel would have grown 2.3% in fiscal 2023 if not for the reduction in pharmacy sales from the previously communicated termination of our agreement with Express Scripts effective December 31, 2022. In fiscal 2023, the terminated agreement had a positive effect on the FIFO gross margin rate, excluding fuel and the Extra Week, and a negative effect on the OG&A rate, excluding fuel, the Extra Week and the 2023 and 2022 Adjusted Items, as defined below. The overall net effect on adjusted FIFO operating profit was slightly positive.

OVERVIEW

Notable items for 2023 are:

Shareholder Return

●	Achieved net earnings attributable to The Kroger Co. per diluted common share of $2.96, which represents a 3.3% decrease compared to 2022. The 2023 results include losses per diluted common share of $1.60 related to our opioid settlement charges.

●	Net earnings include $179 million, $144 million net of tax, due to the Extra Week. The Extra Week in 2023 contributed $0.20 to our net earnings per diluted common share result for 2023.

●	Achieved adjusted net earnings attributable to The Kroger Co. per diluted common share excluding the Extra Week of $4.56, which represents an 8% increase compared to 2022. Including the Extra Week, adjusted net earnings per diluted common share increased 13% compared to 2022.

●	Achieved operating profit of $3.1 billion, which represents a 25% decrease compared to 2022. The 2023 results reflect charges of $1.5 billion related to our opioid settlement charges.

●	Achieved adjusted FIFO operating profit excluding the Extra Week of $4.8 billion, which represents a 6% decrease compared to 2022. Including the Extra Week, adjusted FIFO operating profit decreased 2% compared to 2022.

●	Generated cash flows from operations of $6.8 billion, which represents a 51% increase compared to 2022.

●	Returned $0.8 billion to shareholders through dividend payments.

Other Financial Results

●	Identical sales, excluding fuel, increased 0.9%. Identical sales, excluding fuel, would have grown 2.3% in 2023 if not for the reduction in pharmacy sales from our termination of our agreement with Express Scripts effective December 31, 2022. This terminated agreement had no material effect on profitability.

●	Digital sales grew to $12 billion in annual sales. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Excluding the Extra Week, digital sales increased 12%, which was led by strength in our Delivery solutions, which grew by 25%. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier.

●	Our LIFO charge for 2023 was $113 million, compared to $626 million in 2022. The decrease in LIFO charge was due to lower product cost inflation year-over-year.

●	Alternative profit streams contributed $1.3 billion of operating profit in 2023.

Significant Events

●	During the second quarter of 2023, we recognized opioid settlement charges of $1.4 billion, $1.1 billion net of tax, related to the nationwide opioid settlement framework to settle substantially all opioid lawsuits and claims against Kroger. We have agreed to make settlement payments related to the nationwide settlement framework of approximately $1.2 billion in equal installments over 11 years, and $177 million in equal installments over six years. During the first quarter of 2023, we recognized opioid settlement charges of $62 million, $49 million net of tax, related to all pending and future opioid litigation claims with the State of West Virginia, which are payable over 10 years. For additional information about our opioid settlement charges in 2023, see Note 12 to the Consolidated Financial Statements.

●	On September 8, 2023, Kroger and Albertsons announced they have entered a definitive agreement with C&S Wholesale Grocers, LLC for the combined sale of 413 stores, eight distribution centers, two offices and five private label brands for approximately $1.9 billion cash, in connection with the proposed merger, subject to customary adjustments. The financial terms of this divestiture plan are in line with what we expected and allow us to reaffirm the shareholder value creation opportunity the proposed merger creates. For additional information about the proposed merger with Albertsons, see Note 16 to the Consolidated Financial Statements.

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

We also utilize the data and traffic generated by our retail business to deliver incremental value and services for our customers that generate alternative profit streams. These alternative profit streams would not exist without our core retail business.

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

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our combination of assets include the following:

Stores

As of February 3, 2024, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of February 3, 2024, Kroger operated, either directly or through its subsidiaries, 2,722 supermarkets, of which 2,257 had pharmacies and 1,665 had fuel centers. We connect with customers through our expanding seamless ecosystem and the consistent delivery of a full, fresh, and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering. Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable.

Seamless Digital Ecosystem

We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup, Delivery and Ship. We offer Pickup and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,350 of our supermarkets and provide Delivery, which allows us to offer digital solutions to substantially all of our customers. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. These channels allow us to serve customers anything, anytime, and anywhere with zero compromise on selection, convenience, and price. We also provide relevant customer-facing apps and interfaces that have the features customers want that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels.

Merchandising and Manufacturing

Our Brands products play an important role in our merchandising strategy and represented over $31 billion of our sales in 2023. We own 33 food production plants, primarily bakeries and dairies, which supply approximately 30% of Our Brands units and 43% of the grocery category Our Brands units sold in our supermarkets; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.

Our Data

We are evolving into a more diverse business. The traffic and data generated by our retail business, including pharmacies and fuel centers, is enabling this transformation. Kroger serves approximately 62 million households annually and because of our rewards program, over 95% of customer transactions are tethered to a Kroger loyalty card. Our 20 years of investment in data science capabilities is allowing us to utilize this data to create personalized experiences and value for our customers and is also enabling our fast-growing, high operating margin alternative profit businesses, including data analytic services and third-party media revenue. Our retail media business – Kroger Precision Marketing – provides best in class media capabilities for our consumer packaged goods partners and other industry verticals. It is a key driver of our digital profitability and alternative profit.

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

We calculate FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing, and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge. Merchandise costs exclude depreciation and rent expenses. FIFO gross margin is an important measure used by management, and management believes FIFO gross margin is a useful metric to investors and analysts because it measures the merchandising and operational effectiveness of our go-to-market strategy.

We calculate FIFO operating profit as operating profit excluding the LIFO charge. FIFO operating profit is an important measure used by management, and management believes FIFO operating profit is a useful metric to investors and analysts because it measures the operational effectiveness of our financial model.

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for 2023 include $179 million, $144 million net of tax, due to the Extra Week. In addition, net earnings for 2023 include the following, which we define as the “2023 Adjusted Items:”

●	Charges to operating, general and administrative expenses (“OG&A”) of $316 million, $268 million net of tax, for merger related costs and $1.5 billion, $1.2 billion net of tax, for opioid settlement charges (the “2023 OG&A Adjusted Items”).

●	A gain in other income (expense) of $151 million, $116 million net of tax, for the unrealized gain on investments (the “2023 Other Income (Expense) Adjusted Items”).

Net earnings for 2022 include the following, which we define as the “2022 Adjusted Items:”

●	Charges to operating, general and administrative expenses (“OG&A”) of $25 million, $19 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds, $20 million, $15 million net of tax, for the revaluation of Home Chef contingent consideration, $44 million, $34 million net of tax, for merger related costs, $85 million, $67 million net of tax, for opioid settlement charges and $164 million for goodwill and fixed asset impairment charges related to Vitacost.com (the “2022 OG&A Adjusted Items”).

●	Losses in other income (expense) of $728 million, $561 million net of tax, for the unrealized loss on investments (the “2022 Other Income (Expense) Adjusted Items”).

Net earnings for 2021 include the following, which we define as the “2021 Adjusted Items:”

●	Charges to OG&A of $449 million, $344 million net of tax, for obligations related to withdrawal liabilities for a certain multi-employer pension fund, $66 million, $50 million net of tax, for the revaluation of Home Chef contingent consideration and $136 million, $104 million net of tax, for transformation costs (the “2021 OG&A Adjusted Items”).

●	Losses in other income (expense) of $87 million, $68 million net of tax, related to company-sponsored pension plan settlements and $821 million, $628 million net of tax, for the unrealized loss on investments (the “2021 Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $47 million primarily due to the completion of income tax audit examinations covering multiple years.

The table below provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share excluding the 2023, 2022 and 2021 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2023	2022	2021
Net earnings attributable to The Kroger Co.	$2,164	$2,244	$1,655

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	19	344
Adjustment for company-sponsored pension plan settlement charges(1)(3)	—	—	68
Adjustment for (gain) loss on investments(1)(4)	(116)	561	628
Adjustment for Home Chef contingent consideration(1)(5)	—	15	50
Adjustment for transformation costs(1)(6)	—	—	104
Adjustment for merger related costs(1)(7)	268	34	—
Adjustment for opioid settlement charges(1)(8)	1,163	67	—
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com(1)(9)	—	164	—
Adjustment for income tax audit examinations(1)	—	—	(47)
Total Adjusted Items	1,315	860	1,147

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$3,479	$3,104	$2,802

Extra Week adjustment(1)(10)	(144)	—	—

Net earnings attributable to The Kroger Co. excluding the Adjusted Items and the Extra Week adjustment	$3,335	$3,104	$2,802

Net earnings attributable to The Kroger Co. per diluted common share	$2.96	$3.06	$2.17

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(11)	—	0.03	0.45
Adjustment for company-sponsored pension plan settlement charges(11)	—	—	0.09
Adjustment for (gain) loss on investments(11)	(0.17)	0.76	0.83
Adjustment for Home Chef contingent consideration(11)	—	0.02	0.07
Adjustment for transformation costs(11)	—	—	0.14
Adjustment for merger related costs(11)	0.37	0.05	—
Adjustment for opioid settlement charges(11)	1.60	0.09	—
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com(11)	—	0.22	—
Adjustment for income tax audit examinations(11)	—	—	(0.07)
Total Adjusted Items	1.80	1.17	1.51

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$4.76	$4.23	$3.68

Extra Week adjustment(11)	(0.20)	—	—

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items and the Extra Week adjustment	$4.56	$4.23	$3.68

Average numbers of common shares used in diluted calculation	725	727	754

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $25 in 2022 and $449 in 2021.
(3)	The pre-tax adjustment for company-sponsored pension plan settlement charges was $87.
(4)	The pre-tax adjustment for (gain) loss on investments was $(151) in 2023, $728 in 2022 and $821 in 2021.
(5)	The pre-tax adjustment for Home Chef contingent consideration was $20 in 2022 and $66 in 2021.
(6)	The pre-tax adjustment for transformation costs was $136. Transformation costs primarily include costs related to store and business closure costs and third-party professional consulting fees associated with business transformation and cost saving initiatives.
(7)	The pre-tax adjustment for merger related costs was $316 in 2023 and $44 in 2022. Merger related costs primarily include third-party professional fees and credit facility fees associated with the proposed merger with Albertsons.
(8)	The pre-tax adjustment for opioid settlement charges was $1,475 in 2023 and $85 in 2022.
(9)	The pre-tax and after-tax adjustments for goodwill and fixed asset impairment charges related to Vitacost.com was $164.
(10)	The pre-tax Extra Week adjustment was $(179).
(11)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

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

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		2023	Percentage		Percentage
	2023	Adjusted(1)	Change(2)	2022	Change(3)	2021
Total sales to retail customers without fuel(4)	$132,284	$129,868	0.9%	$128,664	5.2%	$122,293
Supermarket fuel sales	16,621	16,340	(12.3)%	18,632	26.9%	14,678
Other sales(5)	1,134	1,120	16.4%	962	4.9%	917
Total sales	$150,039	$147,328	(0.6)%	$148,258	7.5%	$137,888
(1)	The 2023 adjusted column represents the items presented in the 2023 column adjusted to remove the Extra Week.
(2)	This column represents the percentage change in 2023 adjusted sales compared to 2022.
(3)	This column represents the percentage change in 2022 compared to 2021.
(4)	Digital sales are included in the “Total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased approximately 12% in 2023 excluding the Extra Week, increased approximately 4% in 2022 and decreased approximately 3% in 2021. Digital sales growth for 2023 and 2022 was led by strength in our Delivery solutions, which grew by 25% in 2023 excluding the Extra Week and 25% in 2022. Delivery solutions growth was driven by our Boost membership program and expansion of our Kroger Delivery network.
(5)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increase in 2023, compared to 2022, and the increase in 2022, compared to 2021, is primarily due to an increase in data analytic services and third-party media revenue.

Total 2023 adjusted sales represent total sales for 2023 excluding the Extra Week. Total 2023 adjusted sales decreased in 2023, compared to 2022, by 0.6%. The decrease was primarily due to the decrease in supermarket fuel sales, partially offset by the increase in total sales to retail customers without fuel. Total sales, excluding fuel, adjusted for the Extra Week, increased 1.1% in 2023, compared to 2022, which was primarily due to our identical sales increase, excluding fuel, of 0.9%. Identical sales, excluding fuel, in 2023, compared to 2022, increased primarily due to an increase in the number of loyal households shopping with us and an increase in basket value due to retail inflation, partially offset by a reduction in the number of items in basket and the termination of our agreement with Express Scripts effective December 31, 2022. Identical sales, excluding fuel, would have grown 2.3% in 2023 if not for the approximately $1.8 billion reduction in pharmacy sales from the termination of our agreement with Express Scripts effective December 31, 2022. Total adjusted fuel sales decreased 12.3% in 2023, compared to 2022, primarily due to a decrease in the average retail fuel price of 11.1% and a decrease in fuel gallons sold of 1.5%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

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

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. We define Kroger Delivery identical sales powered by Ocado based on geography. We include Kroger Delivery sales powered by Ocado as identical if the delivery occurs in an existing Kroger supermarket geography. If the Kroger Delivery sales powered by Ocado occur in a new geography, these sales are included as identical when deliveries have occurred to the new geography for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales, excluding fuel, results are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for 2023 and 2022.

Identical Sales

($ in millions)

	2023	2022(1)
Excluding fuel	$131,748	$130,562
Excluding fuel	0.9%	5.6%
(1)	Identical sales, excluding fuel, for 2022 were adjusted to a comparable 53 week basis by including week 1 of fiscal 2023 in our 2022 identical sales, excluding fuel, base. However, for the purpose of determining the percentage change in identical sales, excluding fuel, from 2021 to 2022, 2022 identical sales, excluding fuel, were not adjusted to include the sales from week 1 of 2023.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rates, as a percentage of sales, were 22.24% in 2023 and 21.43% in 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. The increase in rate in 2023, compared to 2022, resulted primarily from a decreased LIFO charge, an increase in our fuel gross margin, strong Our Brands performance, our ability to effectively manage product cost through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by higher shrink, as a percentage of sales, and increased promotional price investment.

Our LIFO charge was $113 million in 2023 and $626 million in 2022. The decrease in our LIFO charge was attributable to lower product cost inflation for 2023 compared to 2022.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.31% in 2023, compared to 21.86% in 2022. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel and the Extra Week, our FIFO gross margin rate increased 18 basis points in 2023, compared to 2022. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. This increase resulted primarily from strong Our Brands performance, our ability to effectively manage product cost through strong sourcing practices, lower transportation costs, as a percentage of sales, and the effect of our terminated agreement with Express Scripts, partially offset by increased promotional price investment and higher shrink, as a percentage of sales.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.50% in 2023 and 16.09% in 2022. The increase in 2023, compared to 2022, resulted primarily from planned investments in associates, costs related to strategic investments that are expected to drive future growth and the effect of our terminated agreement with Express Scripts and the 2023 OG&A Adjusted Items, partially offset by the 2022 OG&A Adjusted Items, broad-based cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and lower incentive plan costs.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the Extra Week, the 2023 OG&A Adjusted Items, the 2022 OG&A Adjusted Items, our OG&A rate increased 21 basis points in 2023, compared to 2022. This increase resulted primarily from planned investments in associates, costs related to strategic investments that are expected to drive future growth and the effect of our terminated agreement with Express Scripts, partially offset by broad-based cost savings initiatives that drive administrative efficiencies, store productivity and sourcing cost reductions and lower incentive plan costs.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for 2023 compared to 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in 2023, compared to 2022, primarily due to depreciation of equipment recorded under finance leases related to our Kroger Delivery customer fulfillment center location openings and additional depreciation associated with higher capital investments, partially offset by the Extra Week.

Operating Profit and FIFO Operating Profit

Operating profit was $3.1 billion, or 2.06% of sales, for 2023, compared to $4.1 billion, or 2.78% of sales, for 2022. Operating profit, as a percentage of sales, decreased 72 basis points in 2023, compared to 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate, a decreased LIFO charge and the Extra Week.

FIFO operating profit was $3.2 billion, or 2.14% of sales, for 2023, compared to $4.8 billion, or 3.21% of sales, for 2022. FIFO operating profit, as a percentage of sales, excluding the 2023 and 2022 Adjusted Items and the Extra Week, decreased 15 basis points in 2023, compared to 2022, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2023 and 2022 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	2023	2022
Operating profit	$3,096	$4,126
LIFO charge	113	626

FIFO Operating profit	3,209	4,752

Adjustment for pension plan withdrawal liabilities	—	25
Adjustment for Home Chef contingent consideration	—	20
Adjustment for merger related costs(1)	316	44
Adjustment for opioid settlement charges(2)	1,475	85
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com	—	164
Other	(14)	(11)

2023 and 2022 Adjusted items	1,777	327

Adjusted FIFO operating profit excluding the adjusted items above	$4,986	$5,079

Extra Week adjustment	(187)	—

Adjusted FIFO operating profit excluding the adjusted items above and the Extra Week	$4,799	$5,079
(1)	Merger related costs primarily include third-party professional fees and credit facility fees associated with the proposed merger with Albertsons.
(2)	Opioid settlement charges include settlements with the nationwide opioid settlement framework and the States of West Virginia and New Mexico.

Interest Expense

Interest expense totaled $441 million in 2023 and $535 million in 2022. The decrease in interest expense in 2023, compared to 2022, was primarily due to decreased average total outstanding debt throughout 2023, compared to 2022, including both the current and long-term portions of obligations under finance leases and increased interest income earned on our cash and temporary cash investments due to rising interest rates and higher cash and temporary cash investment balances throughout 2023, compared to 2022, partially offset by the Extra Week.

Income Taxes

Our effective income tax rate was 23.5% in 2023 and 22.5% in 2022. The 2023 tax rate differed from the federal statutory rate due to the effect of state income taxes and non-deductible portion of opioid settlement charges, partially offset by the benefit from share-based payments and the utilization of tax credits. The 2022 tax rate differed from the federal statutory rate due to the effect of state income taxes and non-deductible goodwill impairment charges related to Vitacost.com, partially offset by the benefits from share-based payments and the utilization of tax credits.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $2.96 per diluted share for 2023 represented a decrease of 3.3% compared to net earnings of $3.06 per diluted share for 2022. Excluding the 2023 and 2022 Adjusted Items and the Extra Week, adjusted net earnings of $4.56 per diluted share for 2023 represented an increase of 7.8% compared to adjusted net earnings of $4.23 per diluted share for 2022. The increase in adjusted net earnings per diluted share resulted primarily from a decreased LIFO charge and lower interest expense, partially offset by decreased fuel earnings, higher income tax expense and decreased FIFO operating profit, excluding fuel.

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

The following table provides a calculation of ROIC for 2023 and 2022 on a 52 week basis ($ in millions):

	Fiscal Year Ended
	February 3,	January 28,
	2024	2023
Return on Invested Capital
Numerator
Operating profit on a 53 week basis in fiscal year 2023	$3,096	$4,126
Extra Week operating profit adjustment	(187)	—
LIFO charge	113	626
Depreciation and amortization	3,125	2,965
Rent on a 53 week basis in fiscal year 2023	891	839
Extra Week rent adjustment	(17)	—
Adjustment for Home Chef contingent consideration	—	20
Adjustment for pension plan withdrawal liabilities	—	25
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com	—	164
Adjustment for merger related costs	316	44
Adjustment for opioid settlement charges	1,475	85
Adjusted ROIC operating profit	$8,812	$8,894

Denominator
Average total assets	$50,064	$49,355
Average taxes receivable(1)	(197)	(137)
Average LIFO reserve	2,253	1,883
Average accumulated depreciation and amortization(2)	30,573	27,843
Average accounts payable	(10,280)	(10,016)
Average accrued salaries and wages	(1,535)	(1,741)
Average other current liabilities	(3,414)	(3,435)
Average invested capital	$67,464	$63,752
Return on Invested Capital	13.06%	13.95%
(1)Taxes receivable were $163 as of February 3, 2024, $231 as of January 28, 2023 and $42 as of January 29, 2022.
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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value. Fair value is determined based on market values or discounted future cash flows. We record impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. We recorded asset impairments in the normal course of business totaling $69 million in 2023 and $68 million in 2022. We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as OG&A expense.

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

Goodwill

Our goodwill totaled $2.9 billion as of February 3, 2024. We review goodwill for impairment in the fourth quarter of each year and also upon the occurrence of triggering events. We perform reviews of each of our operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment. We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future. We recognize goodwill impairment for any excess of a reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

The annual evaluation of goodwill performed in 2023, 2022 and 2021 did not result in impairment for any of our reporting units other than Vitacost.com described above. Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably likely. A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

The 2023 fair value of our Kroger Specialty Pharmacy (“KSP”) reporting unit was estimated using multiple valuation techniques: a discounted cash flow model (income approach), a market multiple model and a comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s projected future cash flows, estimates of revenue growth rates, margin assumptions and an appropriate discount rate. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples. Our KSP reporting unit has a goodwill balance of $243 million.

For additional information relating to our results of the goodwill impairment reviews performed during 2023, 2022 and 2021, see Note 2 to the Consolidated Financial Statements.

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

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP. We made cash contributions to these plans of $635 million in 2023, $620 million in 2022 and $1.1 billion in 2021. The decrease in 2023 and 2022, compared to 2021 is due to the contractual payments we made in 2021 related to our commitments established for the restructuring of certain multi-employer pension plan agreements.

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

Based on the most recent information available to us, we believe the present value of actuarially accrued liabilities in most of these multi-employer plans exceeds the value of the assets held in trust to pay benefits, and we expect that our contributions to most of these funds will increase over the next few years. We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2023. Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding. Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.

As of December 31, 2023, we estimate our share of the underfunding of multi-employer pension plans to which we contribute was approximately $2.5 billion, $1.9 billion net of tax, which remained consistent with the estimated amount of underfunding as of December 31, 2022. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

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

The amount of underfunding described above is an estimate and could change based on contract negotiations, returns on the assets held in the multi-employer pension plans, benefit payments or future restructuring agreements. The amount could decline, and our future expense would be favorably affected, if the values of the assets held in the trust significantly increase or if further changes occur through collective bargaining, trustee action or favorable legislation. On the other hand, our share of the underfunding could increase, and our future expense could be adversely affected if the asset values decline, if employers currently contributing to these funds cease participation or if changes occur through collective bargaining, trustee action or adverse legislation. We continue to evaluate our potential exposure to under-funded multi-employer pension plans. Although these liabilities are not a direct obligation or liability of ours, any commitments to fund certain multi-employer pension plans will be expensed when our commitment is probable and an estimate can be made.

The American Rescue Plan Act ("ARP Act"), which was signed into law on March 11, 2021, established a special financial assistance program for financially troubled multi-employer pension plans. Under the ARP Act, eligible multi-employer plans can apply to receive a cash payment in an amount projected by the Pension Benefit Guaranty Corporation to pay pension benefits through the plan year ending 2051. At the end of 2023, we expect certain multi-employer pension plans in which we participate, for which our estimated share of underfunding is approximately $1.1 billion, $850 million net of tax, to apply for funding in 2024, which may reduce a portion of our share of unfunded multi-employer pension plan liabilities.

See Note 15 to the Consolidated Financial Statements for more information relating to our participation in these multi-employer pension plans.

NEW ACCOUNTING STANDARDS

Refer to Note 17 to the Consolidated Financial Statements for recently issued accounting standards not yet adopted as of February 3, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase (decrease) in cash and temporary cash investments for 2023 and 2022:

	Fiscal Year

	2023	2022
Net cash provided by (used in)
Operating activities	$6,788	$4,498
Investing activities	(3,750)	(3,015)
Financing activities	(2,170)	(2,289)
Net increase (decrease) in cash and temporary cash investments	$868	$(806)

Net cash provided by operating activities

We generated $6.8 billion of cash from operations in 2023, compared to $4.5 billion in 2022. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $6.0 billion of operating cash flow in 2023 compared to $7.7 billion in 2022. The change in operating assets and liabilities, including working capital, was $808 million in 2023 compared to $(3.2) billion in 2022. The change in operating assets and liabilities, including working capital, was primarily due to the following:

●	Cash flows for FIFO inventory were more favorable for 2023, compared to 2022, primarily due to a smaller effect of inflation in the current year on inventory balances and maintaining inventory at optimal levels through improved inventory management planning;

●	An increase in long-term liabilities at the end of 2023, compared to the end of 2022, primarily due to an increase in the noncurrent portion of our accrued opioid settlement charges;

●	Cash flows for accounts payable were more favorable in 2023, compared to 2022, due to increased accounts payable at the end of 2023, compared to the end of 2022, primarily due to timing of payments and management’s focus on working capital improvements;

●	A decrease in income taxes receivable at the end of 2023, compared to the end of 2022, primarily due to applying our overpayment in 2022 to our estimated tax payments for 2023; and

●	Cash flows for accounts receivable were more favorable in 2023, compared to 2022, due to decreased pharmacy receivables at the end of 2023, compared to the end of 2022, primarily due to timing of cash receipts and the termination of our agreement with Express Scripts.

Net cash used by investing activities

Investing activities used cash of $3.8 billion in 2023, compared to $3.0 billion in 2022. The amount of cash used by investing activities increased in 2023, compared to 2022, primarily due to increased payments for property and equipment in 2023.

Net cash used by financing activities

We used $2.2 billion of cash for financing activities in 2023, compared to $2.3 billion in 2022. The amount of cash used for financing activities decreased in 2023, compared to 2022, primarily due to decreased treasury stock purchases, partially offset by increased payments on long-term debt including obligations under finance leases.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, totaled $3.6 billion in 2023 and $3.3 billion in 2022. Capital investments for the purchase of leased facilities totaled $21 million in 2022. We did not purchase any leased facilities in 2023. Our capital priorities align directly with our value creation model and our target to consistently grow net earnings. Our capital program includes initiatives to enhance the customer experience in stores, improve our process efficiency and enhance our digital capabilities through technology developments. Capital investments increased in 2023, compared to 2022, due to increasing our store capital investments compared to prior years. These investments are expected to drive sales growth and improve operating efficiency by removing cost and waste from our business.

The table below shows our supermarket storing activity and our total supermarket square footage for 2023, 2022 and 2021:

Supermarket Storing Activity

	2023	2022	2021
Beginning of year	2,719	2,726	2,742
Opened	5	3	4
Opened (relocation)	2	1	4
Closed (operational)	(1)	(10)	(20)
Closed (relocation)	(3)	(1)	(4)
End of year	2,722	2,719	2,726

Total supermarket square footage (in millions)	180	179	179

Debt Management

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $1.2 billion to $12.2 billion as of year-end 2023 compared to 2022. This decrease resulted primarily from the payment of $600 million of senior notes bearing an interest rate of 3.85% and the payment of $500 million of senior notes bearing an interest rate of 4.00%.

Common Share Repurchase Programs

We maintain share repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and allow for the orderly repurchase of our common shares, from time to time.  The share repurchase programs do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. We made open market purchases of our common shares totaling $821 million in 2022. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

In addition, we also repurchase common shares under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”). This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises. We repurchased approximately $62 million in 2023 and $172 million in 2022 of our common shares under the 1999 Repurchase Program.

On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “September 2022 Repurchase Program”). No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons. As of February 3, 2024, there was $1.0 billion remaining under the September 2022 Repurchase Program.

Dividends

The following table provides dividend information for 2023 and 2022 ($ in millions, except per share amounts):

	2023	2022
Cash dividends paid	$796	$682
Cash dividends paid per common share	$1.10	$0.94

Liquidity Needs

We held cash and temporary cash investments of $1.9 billion, as of the end of 2023, which reflects our elevated operating performance over the last few years and paused share repurchase program. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

The table below summarizes our short-term and long-term material cash requirements, based on year of maturity or settlement, as of February 3, 2024 (in millions of dollars):

	2024	2025	2026	2027	2028	Thereafter	Total
Contractual Obligations(1)(2)
Long-term debt(3)	$25	$92	$1,305	$611	$642	$7,512	$10,187
Interest on long-term debt(4)	450	446	418	387	375	4,163	6,239
Finance lease obligations	243	240	240	242	238	1,359	2,562
Operating lease obligations	961	898	838	784	722	5,738	9,941
Self-insurance liability(5)	281	159	108	68	40	105	761
Construction commitments(6)	1,374	—	—	—	—	—	1,374
Opioid settlement commitments(7)	296	154	143	143	143	568	1,447
Purchase obligations(8)	827	391	360	307	267	1,752	3,904
Total	$4,457	$2,380	$3,412	$2,542	$2,427	$21,197	$36,415
(1)	The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $65 million in 2023. For additional information about these obligations, see Note 14 to the Consolidated Financial Statements. This table also excludes contributions under various multi-employer pension plans, which totaled $635 million in 2023. For additional information about these multi-employer pension plans, see Note 15 to the Consolidated Financial Statements.
(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of February 3, 2024, we had no outstanding commercial paper and no borrowings under our credit facility.
(4)	Amounts include contractual interest payments using the interest rate as of February 3, 2024 and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts included for self-insurance liability related to workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in “Accounts payable” in our Consolidated Balance Sheets.
(7)	Amounts include scheduled opioid settlement commitments related to the nationwide opioid settlement framework and the State of West Virginia. For additional information about our opioid settlement charges, see Note 12 to the Consolidated Financial Statements.
(8)	Amounts include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our food production plants and several contracts to purchase energy to be used in our stores and food production plants. Our obligations also include management fees for facilities operated by third parties and outside service contracts. Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets. We included our future commitments for customer fulfillment centers for which we have placed an order as of February 3, 2024. We did not include our commitments associated with additional customer fulfillment centers that have not yet been ordered. We expect our future commitments for customer fulfillment centers will continue to grow as we place orders for additional customer fulfillment centers.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of February 3, 2024, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

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

For additional information about our debt activity in 2023, see Note 5 to the Consolidated Financial Statements.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper program.  At February 3, 2024, we had no outstanding commercial paper. Commercial paper borrowings are backed by our credit facility and reduce the amount we can borrow under the credit facility. If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program. This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity. However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis. Factors that could affect our credit rating include changes in our operating performance and financial position, the state of the economy, conditions in the food retail industry and changes in our business model. Further information on the risks and uncertainties that can affect our business can be found in the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K. Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost and applicable margin on borrowings under the credit facility could be affected by a downgrade in our Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by Kroger. As of March 27, 2024, we had no commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio (our “financial covenant”).  A failure to maintain our financial covenant would impair our ability to borrow under the credit facility. This financial covenant is described below:

●	Our Leverage Ratio (the ratio of Net Debt to Adjusted EBITDA, as defined in the credit facility) was 1.10 to 1 as of February 3, 2024. If this ratio were to exceed 3.50 to 1, we would be in default of our revolving credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 5 to the Consolidated Financial Statements. We were in compliance with our financial covenant at February 3, 2024.

As of February 3, 2024, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of February 3, 2024, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of February 3, 2024.

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

In addition to the available credit mentioned above, as of February 3, 2024, we had authorized for issuance $5 billion of securities remaining under a shelf registration statement filed with the SEC and effective on May 20, 2022.

We maintain surety bonds related primarily to our self-insured workers’ compensation claims. These bonds are required by most states in which we are self-insured for workers’ compensation and are placed with predominately third-party insurance providers to insure payment of our obligations in the event we are unable to meet our claim payment obligations up to our self-insured retention levels. These bonds do not represent liabilities of ours, as we already have reserves on our books for the claims costs. Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of, or access to, such bonds. Although we do not believe increased costs or decreased availability would significantly affect our ability to access these surety bonds, if this does become an issue, we would issue letters of credit, in states where allowed, to meet the state bonding requirements. This could increase our cost or decrease the funds available under our credit facility if the letters of credit were issued against our credit facility. We had $473 million of outstanding surety bonds as of February 3, 2024. These surety bonds expire during fiscal year 2024 and are expected to be renewed.

We have standby letters of credit outstanding as part of our insurance program and for other business purposes. The letters of credit for our insurance program collateralize obligations to our insurance carriers in connection with the settlement of potential claims. We have also provided a letter of credit which supports our commitment to build a certain number of fulfillment centers. The balance of this letter of credit reduces primarily upon the construction of each fulfillment center. If we do not reach our total purchase commitment, we will be responsible for the balance remaining on the letter of credit. We had $314 million of outstanding standby letters of credit as of February 3, 2024. These standby letters of credit expire during fiscal year 2024 or early fiscal year 2025 and most are expected to be renewed. Letters of credit do not represent liabilities of ours and are not reflected in our Consolidated Balance Sheets.

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

As of February 3, 2024 and January 28, 2023, we maintained five forward-starting interest rate swap agreements with a maturity date of August 1, 2027 with an aggregate notional amount totaling $5.4 billion. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuances of debt. The fixed interest rates for these forward-starting interest rate swaps range from 3.00% to 3.78%. The variable rate component on the forward-starting interest rate swaps is the Secured Overnight Financing Rate (“SOFR”).

A notional amount of $2.4 billion of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP. Accordingly, the changes in fair value of these forward-starting interest rate swaps are recorded to other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. As of February 3, 2024, the fair value of the interest rate swaps designated as cash flow hedges was recorded in “Other assets” for $125 million and accumulated other comprehensive income for $95 million, net of tax. As of January 28, 2023, the fair value of the interest rate swaps designated as cash flow hedges was recorded in “Other long-term liabilities” for $116 million and accumulated other comprehensive loss for $89 million, net of tax.

The remainder of the notional amount of $3.0 billion of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings. As of February 3, 2024, the fair value of these swaps was recorded in “Other Assets” for $35 million and “Other long-term liabilities” for $3 million. In 2023, we recognized an unrealized gain of $174 million that is included in “Gain (loss) on investments” in our Consolidated Statements of Operations. As of January 28, 2023, the fair value of these swaps was recorded in “Other long-term liabilities” for $142 million. In 2022, we recognized an unrealized loss of $142 million related to these swaps that is included in “Gain (loss) on investments” in our Consolidated Statements of Operations.

Annually, we review with the Finance Committee of our Board of Directors compliance with the guidelines described above. The guidelines may change as our business needs dictate.

The tables below provide information about our underlying debt portfolio as of February 3, 2024 and January 28, 2023. The amounts shown for each year represent the contractual maturities of long-term debt, excluding finance leases, as of February 3, 2024 and January 28, 2023. Interest rates reflect the weighted average rate for the outstanding instruments. The variable rate debt is based on a reference rate using the forward yield curve as of February 3, 2024 and January 28, 2023. The Fair Value column includes the fair value of our debt instruments as of February 3, 2024 and January 28, 2023. We had no outstanding interest rate derivatives classified as fair value hedges as of February 3, 2024 or January 28, 2023. See Notes 5, 6 and 7 to the Consolidated Financial Statements.

	February 3, 2024
	Expected Year of Maturity
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate principal payments(1)	$(23)	$(19)	$(1,311)	$(616)	$(625)	$(7,521)	$(10,115)	$(9,256)
Average interest rate(1)	2.41%	3.03%	3.00%	3.68%	4.50%	4.56%
Variable rate principal payments	$(9)	$(81)	$—	$—	$(22)	$(33)	$(145)	$(145)
Average interest rate	7.19%	3.07%	—	—	7.94%	7.19%
(1)	The fixed rate principal payments exclude debt discounts and deferred financing costs of $73 million, of which $7 million is current and $66 million is long-term. The weighted average interest rate calculation excludes the effects of debt discounts and deferred financing costs.

	January 28, 2023
	Expected Year of Maturity
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate principal payments(1)	$(1,127)	$(10)	$(10)	$(1,392)	$(612)	$(8,085)	$(11,236)	$(10,455)
Average interest rate(1)	3.89%	2.67%	2.68%	3.04%	3.68%	4.56%
Variable rate principal payments	$(35)	$(22)	$(81)	$—	$—	$—	$(138)	$(138)
Average interest rate	6.32%	7.07%	1.70%	—	—	—
(1)	The fixed rate principal payments exclude debt discounts and deferred financing costs of $82 million, of which $9 million is current and $73 million is long-term. The weighted average interest rate calculation excludes the effects of debt discounts and deferred financing costs.

Based on our year-end 2023 variable rate debt levels, a 10 percent change in interest rates would be immaterial. See Note 6 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

Commodity Price Risk

We are subject to commodity price risk generated by our purchases of meat, seafood and dairy products, among other food items. We purchase, manufacture and sell various commodity related food products and risk arises from the price volatility of these commodities. The price and availability of these commodities directly affects our results of operations. To help manage or minimize the effect of commodity price risk exposure on our operations, we use a combination of pricing features embedded within supply contracts, such as fixed-price and price-to-be-fixed contracts, and have the ability to increase or decrease retail prices to our customers as commodity prices change.

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

We manage our exposure to diesel fuel price changes through the strategic use of diesel fuel hedge contracts. When we use fuel hedge contracts, it is primarily to manage our exposure to fluctuations in diesel fuel prices for our logistics operations. We do not enter into fuel hedge arrangements for trading purposes. As a matter of policy, all of our hedge positions are intended to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure. The diesel fuel hedge contracts we use are straightforward instruments with liquid markets. As of February 3, 2024, our outstanding diesel fuel hedge contracts had a total notional amount of $48 million. The fair value and effect to the Consolidated Statement of Operations of these contracts is insignificant.

We have entered into fixed price contracts to purchase electricity and natural gas for a portion of our energy needs. We expect to take delivery of these commitments in the normal course of business, and, as a result, these contracts qualify as normal purchases.

As of February 3, 2024, we had no commodity derivative contracts outstanding other than the diesel fuel hedge contracts described above. As of January 28, 2023, we had no commodity derivative contracts outstanding.

Equity Investment Risk

We are exposed to market price volatility for our equity investments in certain financial instruments, measured using Level 1 inputs, which are measured at fair value through net earnings. Fair value adjustments flow through “Gain (loss) on investments” in our Consolidated Statements of Operations. The change in fair value of certain Level 1 investments resulted in an unrealized loss of $66 million in 2023, $586 million in 2022 and $821 million in 2021. As of February 3, 2024, the fair value of our investments in certain Level 1 financial instruments was $578 million. As of January 28, 2023, the fair value of our investment in certain Level 1 financial instrument was $401 million. As of February 3, 2024, a 10% change in the fair value of these investments would be approximately $58 million. For additional details on these investments, see Note 7 to the Consolidated Financial Statements.

Company-Sponsored Benefit Plans

We sponsor defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. Changes in interest rates affect our liabilities associated with these retirement plans, as well as the amount of expense recognized for these retirement plans. Increased interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. The target plan asset allocations are established based on our liability-driven investment (“LDI”) strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability. As of February 3, 2024, our defined benefit pension plans had total investment assets of $2.4 billion. As of January 28. 2023, our defined benefit pension plans had total investment assets of $2.5 billion. Declines in the fair value of plan assets could diminish the funded status of our defined benefit pension plans and potentially increase our requirement to make contributions to these plans. For additional details, see Note 14 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements of The Kroger Co.

For the Fiscal Year Ended February 3, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Kroger Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kroger Co. and its subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended February 3, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Kroger Specialty Pharmacy (“KSP”) Reporting Unit

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.9 billion as of February 3, 2024 and the goodwill associated with the KSP reporting unit was $243 million. Management reviews goodwill annually for impairment in the fourth quarter of each year, and also upon the occurrence of triggering events. The fair value of a reporting unit is compared to its carrying value for purposes of identifying potential impairment. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The fair value of the Company's KSP reporting unit was estimated using multiple valuation techniques, a discounted cash flow model (income approach), a market multiple model and comparable mergers and acquisition model (market approaches), with each method weighted in the calculation. The income approach relies on management’s estimates of revenue growth rates, margin assumptions, and discount rate to estimate future cash flows. The market approaches require the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 2, 2024

We have served as the Company’s auditor since 1929.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
(In millions, except par amounts)	2024	2023
ASSETS
Current assets
Cash and temporary cash investments	$1,883	$1,015
Store deposits in-transit	1,215	1,127
Receivables	2,136	2,234
FIFO inventory	9,414	9,756
LIFO reserve	(2,309)	(2,196)
Prepaid and other current assets	609	734
Total current assets	12,948	12,670

Property, plant and equipment, net	25,230	24,726
Operating lease assets	6,692	6,662
Intangibles, net	899	899
Goodwill	2,916	2,916
Other assets	1,820	1,750

Total Assets	$50,505	$49,623

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$198	$1,310
Current portion of operating lease liabilities	670	662
Accounts payable	10,381	10,179
Accrued salaries and wages	1,323	1,746
Other current liabilities	3,486	3,341
Total current liabilities	16,058	17,238

Long-term debt including obligations under finance leases	12,028	12,068
Noncurrent operating lease liabilities	6,351	6,372
Deferred income taxes	1,579	1,672
Pension and postretirement benefit obligations	385	436
Other long-term liabilities	2,503	1,823

Total Liabilities	38,904	39,609

Commitments and contingencies see Note 12

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2023 and 2022	1,918	1,918
Additional paid-in capital	3,922	3,805
Accumulated other comprehensive loss	(489)	(632)
Accumulated earnings	26,946	25,601
Common shares in treasury, at cost, 1,198 shares in 2023 and 1,202 shares in 2022	(20,682)	(20,650)

Total Shareowners’ Equity - The Kroger Co.	11,615	10,042
Noncontrolling interests	(14)	(28)

Total Equity	11,601	10,014

Total Liabilities and Equity	$50,505	$49,623

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 3, 2024, January 28, 2023 and January 29, 2022

	2023	2022	2021
(In millions, except per share amounts)	(53 weeks)	(52 weeks)	(52 weeks)
Sales	$150,039	$148,258	$137,888

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	116,675	116,480	107,539
Operating, general and administrative	26,252	23,848	23,203
Rent	891	839	845
Depreciation and amortization	3,125	2,965	2,824

Operating profit	3,096	4,126	3,477

Other income (expense)
Interest expense	(441)	(535)	(571)
Non-service component of company-sponsored pension plan benefits (costs)	30	39	(34)
Gain (loss) on investments	151	(728)	(821)

Net earnings before income tax expense	2,836	2,902	2,051

Income tax expense	667	653	385

Net earnings including noncontrolling interests	2,169	2,249	1,666
Net income attributable to noncontrolling interests	5	5	11

Net earnings attributable to The Kroger Co.	$2,164	$2,244	$1,655

Net earnings attributable to The Kroger Co. per basic common share	$2.99	$3.10	$2.20

Average number of common shares used in basic calculation	718	718	744

Net earnings attributable to The Kroger Co. per diluted common share	$2.96	$3.06	$2.17

Average number of common shares used in diluted calculation	725	727	754

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended February 3, 2024, January 28, 2023 and January 29, 2022

	2023	2022	2021
(In millions)	(53 weeks)	(52 weeks)	(52 weeks)
Net earnings including noncontrolling interests	$2,169	$2,249	$1,666

Other comprehensive (loss) income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(46)	(83)	156
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	183	(89)	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	6	7	7

Total other comprehensive income (loss)	143	(165)	163

Comprehensive income	2,312	2,084	1,829
Comprehensive income attributable to noncontrolling interests	5	5	11
Comprehensive income attributable to The Kroger Co.	$2,307	$2,079	$1,818

(1)	Amount is net of tax (benefit) expense of $(14) in 2023, $(26) in 2022 and $48 in 2021.
(2)	Amount is net of tax expense (benefit) of $56 in 2023 and $(27) in 2022.
(3)	Amount is net of tax expense of $2 in 2023, $2 in 2022 and $3 in 2021.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 3, 2024, January 28, 2023 and January 29, 2022

	2023	2022	2021
(In millions)	(53 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,169	$2,249	$1,666
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,125	2,965	2,824
Asset impairment charges	69	68	64
Goodwill and fixed asset impairment charges related to Vitacost.com	—	164	—
Operating lease asset amortization	625	614	605
LIFO charge	113	626	197
Share-based employee compensation	172	190	203
Company-sponsored pension plans (benefit) expense	(9)	(26)	50
Deferred income taxes	(155)	161	(31)
Gain on the sale of assets	(56)	(40)	(44)
(Gain) loss on investments	(151)	728	821
Other	78	(8)	64
Changes in operating assets and liabilities:
Store deposits in-transit	(88)	(45)	13
Receivables	14	(222)	(61)
Inventories	342	(1,370)	80
Prepaid and other current assets	72	(36)	232
Accounts payable	545	44	903
Accrued expenses	(222)	(167)	(134)
Income taxes receivable and payable	68	(190)	16
Operating lease liabilities	(695)	(622)	(618)
Other	772	(585)	(660)

Net cash provided by operating activities	6,788	4,498	6,190

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(3,904)	(3,078)	(2,614)
Proceeds from sale of assets	101	78	153
Other	53	(15)	(150)

Net cash used by investing activities	(3,750)	(3,015)	(2,611)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	15	—	56
Payments on long-term debt including obligations under finance leases	(1,301)	(552)	(1,442)
Dividends paid	(796)	(682)	(589)
Financing fees paid	—	(84)	(5)
Proceeds from issuance of capital stock	50	134	172
Treasury stock purchases	(62)	(993)	(1,647)
Proceeds from financing arrangement	—	—	166
Other	(76)	(112)	(156)

Net cash used by financing activities	(2,170)	(2,289)	(3,445)

Net increase (decrease) in cash and temporary cash investments	868	(806)	134

Cash and temporary cash investments:
Beginning of year	1,015	1,821	1,687
End of year	$1,883	$1,015	$1,821

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(3,904)	$(3,078)	$(2,614)
Payments for lease buyouts	—	21	—
Changes in construction-in-progress payables	344	(281)	(542)
Total capital investments, excluding lease buyouts	$(3,560)	$(3,338)	$(3,156)

Disclosure of cash flow information:
Cash paid during the year for interest	$488	$545	$607
Cash paid during the year for income taxes	$751	$698	$513

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended February 3, 2024, January 28, 2023 and January 29, 2022

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 30, 2021	1,918	$1,918	$3,461	1,160	$(18,191)	$(630)	$23,018	$(26)	$9,550
Issuance of common stock:
Stock options exercised	—	—	—	(7)	172	—	—	—	172
Restricted stock issued	—	—	(137)	(3)	73	—	—	—	(64)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	35	(1,422)	—	—	—	(1,422)
Stock options exchanged	—	—	—	6	(225)	—	—	—	(225)
Share-based employee compensation	—	—	203	—	—	—	—	—	203
Other comprehensive income net of tax of $51	—	—	—	—	—	163	—	—	163
Other	—	—	130	—	(129)	—	—	(8)	(7)
Cash dividends declared ($0.81 per common share)	—	—	—	—	—	—	(607)	—	(607)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,655	11	1,666

Balances at January 29, 2022	1,918	$1,918	$3,657	1,191	$(19,722)	$(467)	$24,066	$(23)	$9,429
Issuance of common stock:
Stock options exercised	—	—	—	(4)	134	—	—	—	134
Restricted stock issued	—	—	(173)	(4)	62	—	—	—	(111)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	16	(821)	—	—	—	(821)
Stock options exchanged	—	—	—	3	(172)	—	—	—	(172)
Share-based employee compensation	—	—	190	—	—	—	—	—	190
Other comprehensive loss net of tax of $(51)	—	—	—	—	—	(165)	—	—	(165)
Other	—	—	131	—	(131)	—	—	(10)	(10)
Cash dividends declared ($0.99 per common share)	—	—	—	—	—	—	(709)	—	(709)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,244	5	2,249

Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014
Issuance of common stock:
Stock options exercised	—	—	—	(2)	50	—	—	—	50
Restricted stock issued	—	—	(163)	(3)	88	—	—	—	(75)
Treasury stock activity:
Stock options exchanged	—	—	—	1	(62)	—	—	—	(62)
Share-based employee compensation	—	—	172	—	—	—	—	—	172
Other comprehensive income net of tax of $44	—	—	—	—	—	143	—	—	143
Other	—	—	108	—	(108)	—	—	9	9
Cash dividends declared ($1.13 per common share)	—	—	—	—	—	—	(819)	—	(819)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,164	5	2,169

Balances at February 3, 2024	1,918	$1,918	$3,922	1,198	$(20,682)	$(489)	$26,946	$(14)	$11,601

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902. The Company is a food and drug retailer that operates 2,722 supermarkets, 2,257 pharmacies and 1,665 fuel centers in 35 states and the District of Columbia while also operating online through a digital ecosystem to offer customers an omnichannel shopping experience.  The Company also manufactures and processes food for sale by its supermarkets and online.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and other consolidated entities.  Intercompany transactions and balances have been eliminated.

Reclassifications

The Company reclassified $3.1 billion of liabilities from other current liabilities to accounts payable on the Consolidated Balance Sheet for the year ended January 28, 2023 to conform to the current year presentation. This reclassification was made to better align the presentation of liabilities associated with our third-party financing arrangements and other current liabilities on the Consolidated Balance Sheet with management’s internal reporting. A similar reclassification was made to the Consolidated Statement of Cash Flows resulting in a change to accounts payable and accrued expenses within net cash provided by operating activities for the years ended February 3, 2024, January 28, 2023, and January 29, 2022. The reclassification did not affect total current liabilities on the Company’s Consolidated Balance Sheet or total operating cash flows on the Consolidated Statement of Cash Flows.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 53-week period ended February 3, 2024 and the 52-week periods ended January 28, 2023 and January 29, 2022.

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

Cash, Temporary Cash Investments and Book Overdrafts

Cash and temporary cash investments represent store cash and short-term investments with original maturities of less than three months. Book overdrafts are included in “Accounts payable” and “Accrued salaries and wages” in the Consolidated Balance Sheets.

Deposits In-Transit

Deposits in-transit generally represent funds deposited to the Company’s bank accounts at the end of the year related to sales, a majority of which were paid for with debit cards, credit cards and checks, to which the Company does not have immediate access but settle within a few days of the sales transaction.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 91% of inventories in 2023 and 89% of inventories in 2022 were valued using the LIFO method.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a FIFO basis) or net realizable value. Replacement cost was higher than the carrying amount by $2,309 at February 3, 2024 and $2,196 at January 28, 2023.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under finance leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years. Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant, fulfillment center and distribution center equipment is depreciated over lives varying from three to 15 years. Information technology assets are generally depreciated over three to five years.  Depreciation and amortization expense was $3,125 in 2023, $2,965 in 2022 and $2,824 in 2021.

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

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, or earlier upon the occurrence of a triggering event. The Company performs reviews of each of its operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a market multiple model, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Results of the goodwill impairment reviews performed during 2023, 2022 and 2021 are summarized in Note 2.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairments totaling $69, $68 and $64 in 2023, 2022 and 2021, respectively. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as Operating, general and administrative (“OG&A”) expense.

Accounts Payable Financing Arrangement

The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under this arrangement. As of February 3, 2024, and January 28, 2023, the Company had $325 and $314 in “Accounts payable,” respectively, associated with financing arrangements.

Contingent Consideration

The Company’s Home Chef business combination involved potential payment of future consideration that is contingent upon the achievement of certain performance milestones. The Company recorded contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The liability for contingent consideration is remeasured to fair value at each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in earnings until the contingency is resolved. In 2022, adjustments to increase the contingent consideration liability as of year-end were recorded for $20 in OG&A expense. The Company made the final contingent consideration payment in the second quarter of 2023, which was based on the fair value of the outstanding year-end 2022 liability.

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

Benefit Plans and Multi-Employer Pension Plans

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends.

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

Share Based Compensation

The Company recognizes compensation expense for all share-based payments granted under fair value recognition provisions. The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award based on the fair value at the date of the grant.  The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the underlying shares on the grant date of the award.  Stock options typically expire 10 years from the date of grant. Stock options vest between one and four years from the date of grant.  In addition to stock options, the Company awards restricted stock to employees and incentive shares to nonemployee directors under various plans. The restrictions on these restricted stock awards generally lapse between one and four years from the date of the awards. The Company determines the fair value for restricted stock awards in an amount equal to the fair market value of the underlying shares on the grant date of the award.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 3, 2024, the years ended February 1, 2020 and forward remain open for review for federal income tax purposes.

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

The following table summarizes the changes in the Company’s self-insurance liability through February 3, 2024:

	2023	2022	2021
Beginning balance	$712	$721	$731
Expense(1)	330	227	226
Claim payments	(281)	(236)	(236)
Ending balance	761	712	721
Less: Current portion	(281)	(236)	(236)
Long-term portion	$480	$476	$485
(1)	The increase in 2023, compared to 2022 and 2021, was the result of higher claim costs.

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

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale. Pharmacy sales are recorded when the product is provided to the customer. Digital channel originated sales are recognized either upon pickup in store or upon delivery to the customer. Amounts billed to a customer related to shipping and delivery represent revenues earned for the goods provided and are classified as sales.  When shipping is discounted, it is recorded as an adjustment to sales. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of the Company’s stores or online, tender is accepted at the point of sale. The Company acts as principal in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. The Company records revenue and related costs on a gross basis for these arrangements.  For pharmacy sales, collection of third-party receivables is typically expected within three months or less from the time of purchase. The third-party receivables from pharmacy sales are recorded in “Receivables” in the Company’s Consolidated Balance Sheets and were $616 as of February 3, 2024 and $867 as of January 28, 2023.

Gift Cards and Gift Certificates

The Company does not recognize revenue when it sells its own gift cards and gift certificates (collectively “gift cards”). Rather, it records a deferred revenue liability equal to the amount received. A sale is then recognized when the gift cards are redeemed to purchase the Company’s products. The Company’s gift cards do not expire. While gift cards are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. The Company’s gift card deferred revenue liability was $228 as of February 3, 2024 and $200 as of January 28, 2023.

Disaggregated Revenues

The following table presents sales revenue by type of product for the year-ended February 3, 2024, January 28, 2023, and January 29, 2022:

	2023		2022		2021
	Amount	% of total	Amount	% of total	Amount	% of total
Non Perishable(1)	$76,903	51.3%	$74,121	50.0%	$69,648	50.6%
Fresh(2)	35,686	23.8%	35,433	23.9%	33,972	24.6%
Supermarket Fuel	16,621	11.1%	18,632	12.6%	14,678	10.6%
Pharmacy	14,259	9.5%	13,377	9.0%	12,401	9.0%
Other(3)	6,570	4.3%	6,695	4.5%	7,189	5.2%

Total Sales	$150,039	100%	$148,258	100%	$137,888	100%
(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)	Consists primarily of sales related to food production plants to outside parties, data analytic services, third-party media revenue, other consolidated entities, specialty pharmacy, in-store health clinics, Kroger Personal Finance, digital coupon services and other online sales not included in the categories above. The decrease in 2022, compared to 2021, is primarily due to discontinued patient therapies at Kroger Specialty Pharmacy.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s advertising costs totaled $1,089 in 2023, $1,030 in 2022 and $984 in 2021.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

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

2.	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through February 3, 2024:

	2023	2022
Balance beginning of year
Goodwill	$5,737	$5,737
Accumulated impairment losses	(2,821)	(2,661)
Subtotal	2,916	3,076

Activity during the year
Impairment charge related to Vitacost.com	—	(160)

Balance end of year
Goodwill	5,737	5,737
Accumulated impairment losses	(2,821)	(2,821)
Total Goodwill	$2,916	$2,916

Testing for impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill and indefinite-lived intangible assets was performed during the fourth quarter of 2023, 2022 and 2021. The evaluation did not result in impairment in 2023 or 2021. The evaluation resulted in an impairment in 2022.

Based on the results of the Company’s impairment assessment in the fourth quarter of 2022, Vitacost.com recorded a $160 goodwill impairment.  In the fourth quarter of 2022, as the Company’s digital strategy evolved, the Company’s primary focus was to effectively utilize its Pickup and Delivery capabilities.  This reprioritization resulted in reduced long-term profitability expectations and a decline in the market value for one underlying channel of business and led to the pre-tax and after-tax impairment charge of $160.  The pre-impairment goodwill balance for Vitacost.com was $160 as of the fourth quarter 2022.  There is no goodwill remaining for Vitacost.com as of January 28, 2023.

The following table summarizes the Company’s intangible assets balance through February 3, 2024:

	2023		2022
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived pharmacy prescription files	$360	$(259)	$325	$(230)
Definite-lived customer relationships	186	(179)	186	(173)
Definite-lived other	118	(103)	112	(96)
Indefinite-lived trade name	685	—	685	—
Indefinite-lived liquor licenses	91	—	90	—

Total	$1,440	$(541)	$1,398	$(499)
(1)	Pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to OG&A expense and depreciation and amortization expense.

Amortization expense associated with intangible assets totaled approximately $42, $52 and $59, during fiscal years 2023, 2022 and 2021, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2023 is estimated to be approximately:

2024	$42
2025	38
2026	17
2027	8
2028	8
Thereafter	10

Total future estimated amortization associated with definite-lived intangible assets	$123

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2023	2022
Land	$3,512	$3,442
Buildings and land improvements	15,137	14,539
Equipment	19,375	17,328
Leasehold improvements	12,394	11,435
Construction-in-progress	3,574	4,044
Leased property under finance leases	2,701	2,580

Total property, plant and equipment	56,693	53,368
Accumulated depreciation and amortization	(31,463)	(28,642)

Property, plant and equipment, net	$25,230	$24,726

Accumulated depreciation and amortization for leased property under finance leases was $730 at February 3, 2024 and $562 at January 28, 2023.

Approximately $104 and $124, net book value, of property, plant and equipment collateralized certain mortgages at February 3, 2024 and January 28, 2023, respectively.

Capitalized implementation costs associated with cloud computing arrangements of $257, net of accumulated amortization of $65, and $193, net of accumulated amortization of $36, are included in “Other assets” in the Company’s Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023, respectively. The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

4.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2023	2022	2021
Federal
Current	$707	$401	$349
Deferred	(130)	162	(46)

Subtotal federal	577	563	303

State and local
Current	114	91	67
Deferred	(24)	(1)	15

Subtotal state and local	90	90	82

Total	$667	$653	$385

A reconciliation of the statutory federal rate and the effective rate follows:

	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.5	2.5	3.2
Credits	(1.1)	(0.8)	(1.3)
Resolution of tax audit examinations	—	(0.2)	(3.1)
Excess tax benefits from share-based payments	(0.7)	(1.9)	(1.3)
Impairment of goodwill related to Vitacost.com	—	1.2	—
Non-deductible legal settlements	1.4	—	—
Non-deductible executive compensation	0.3	0.5	0.6
Other changes, net	0.1	0.2	(0.3)

Effective income tax rate	23.5%	22.5%	18.8%

The 2023 tax rate differed from the federal statutory rate due to the effect of state income taxes and the nondeductible portion of opioid settlement charges, partially offset by the benefit from share-based payments and the utilization of tax credits.

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

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2023	2022
Deferred tax assets:
Compensation related costs	$361	$409
Lease liabilities	2,100	1,892
Closed store reserves	51	51
Unrealized losses on hedging instruments	—	74
Net operating loss and credit carryforwards	76	101
Deferred income	102	104
Legal settlements	313	—
Allowance for uncollectible receivables	30	26
Other	—	13

Subtotal	3,033	2,670
Valuation allowance	(55)	(83)

Total deferred tax assets	2,978	2,587

Deferred tax liabilities:
Depreciation and amortization	(2,038)	(1,954)
Operating lease assets	(1,985)	(1,759)
Insurance related costs	(241)	(257)
Inventory related costs	(259)	(281)
Equity investments in excess of tax basis	—	(8)
Other	(16)	—

Total deferred tax liabilities	(4,539)	(4,259)

Deferred income taxes	$(1,561)	$(1,672)

As of February 3, 2024, deferred tax assets of $18 are included in “Other assets” in the Company’s Consolidated Balance Sheets. At February 3, 2024, the Company had net operating loss carryforwards for state income tax purposes of $1,499. These net operating loss carryforwards expire from 2024 through 2043.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At February 3, 2024, the Company had state credit carryforwards of $7 which expire from 2024 through 2037.  The utilization of certain of the Company’s credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations. As of February 3, 2024, January 28, 2023, and January 29, 2022, the total valuation allowance was $55, $83, and $72, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions effecting only the timing of tax benefits, is as follows:

	2023	2022	2021
Beginning balance	$93	$100	$193
Additions based on tax positions related to the current year	10	8	10
Additions for tax positions of prior years	3	6	9
Reductions for tax positions of prior years	(9)	(4)	(108)
Settlements	(1)	(9)	—
Lapse of statute	(6)	(8)	(4)
Ending balance	$90	$93	$100

As of February 3, 2024, January 28, 2023, and January 29, 2022 the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $62, $66, and $73 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense. During the years ended February 3, 2024, January 28, 2023, and January 29, 2022, the Company recognized approximately $1, $(6), and $(15), respectively, in interest and penalties (recoveries). The Company had accrued approximately $15, $14, and $22 for the payment of interest and penalties as of February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

As of February 3, 2024, the years ended February 1, 2020 and forward remain open for review for federal income tax purposes.

5.	DEBT OBLIGATIONS

Long-term debt consists of:

	February 3,	January 28,
	2024	2023
1.70% to 8.00% Senior Notes due through 2049	$9,123	$10,215
Other	1,064	1,077

Total debt, excluding obligations under finance leases	10,187	11,292
Less current portion	(25)	(1,153)

Total long-term debt, excluding obligations under finance leases	$10,162	$10,139

In 2023, the Company repaid $600 of senior notes bearing an interest rate of 3.85% and $500 of senior notes bearing an interest rate of 4.00%, all using cash on hand.

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

As of February 3, 2024, and January 28, 2023, the Company had no commercial paper borrowings and no borrowings under the Credit Agreement.

As of February 3, 2024, the Company had outstanding letters of credit in the amount of $314, of which $2 reduces funds available under the Credit Agreement. As of January 28, 2023, the Company had outstanding letters of credit in the amount of $310, of which $2 reduces funds available under the Credit Agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Most of the Company’s outstanding public debt is subject to early redemption at varying times and premiums, at the option of the Company.  In addition, subject to certain conditions, some of the Company’s publicly issued debt is subject to redemption, in whole or in part, at the option of the holder upon the occurrence of a redemption event, upon not less than five days’ notice prior to the date of redemption, at a redemption price equal to the default amount, plus a specified premium.  “Redemption Event” is defined in the indentures as the occurrence of (i) any person or group, together with any affiliate thereof, beneficially owning 50% or more of the voting power of the Company, (ii) any one person or group, or affiliate thereof, succeeding in having a majority of its nominees elected to the Company’s Board of Directors, in each case, without the consent of a majority of the continuing directors of the Company or (iii) both a change of control and a below investment grade rating.

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2023, and for the years subsequent to 2023 are:

2024	$25
2025	92
2026	1,305
2027	611
2028	642
Thereafter	7,512

Total debt	$10,187

6.	DERIVATIVE FINANCIAL INSTRUMENTS

GAAP requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.  The Company’s derivative financial instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective cash flow hedges, if any, are recognized in current period earnings.  Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.  Changes in the fair value of derivative instruments designated as “fair value” hedges, along with corresponding changes in the fair values of the hedged assets or liabilities, are recorded in current period earnings. Ineffective fair value hedges, if any, are recognized in current period earnings. Changes in fair value of derivative instruments not designated as hedges are recognized in current period earnings and included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

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

Fair Value Interest Rate Swaps

The Company did not have any outstanding interest rate derivatives classified as fair value hedges as of February 3, 2024 and January 28, 2023.

Cash Flow Forward-Starting Interest Rate Swaps

As of February 3, 2024 and January 28, 2023, the Company had five forward-starting interest rate swap agreements with a maturity date of August 1, 2027 with an aggregate notional amount totaling $5,350. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt.

A notional amount of $2,350 of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP. Accordingly, the changes in fair value of these forward-starting interest rate swaps are recorded to accumulated other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. As of February 3, 2024, the fair value of the interest rate swaps designated as cash flow hedges was recorded in “Other Assets” for $125 and accumulated other comprehensive income for $95, net of tax.  As of January 28, 2023, the fair value of the interest rate swaps designated as cash flow hedges was recorded in “Other long-term liabilities” for $116 and accumulated other comprehensive loss for $89, net of tax.

The remainder of the notional amount of $3,000 of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings. As of February 3, 2024, the fair value of these swaps was recorded in “Other Assets” for $35 and “Other long-term liabilities” for $3. In 2023, the Company recognized an unrealized gain of $174 related to these swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. As of January 28, 2023, the fair value of these swaps was recorded in “Other long-term liabilities” for $142. In 2022, the Company recognized an unrealized loss of $142 related to these swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2023, 2022 and 2021:

	Year-To-Date
	Amount of Gain/(Loss) in			Amount of Gain/(Loss)
	AOCI on Derivative			Reclassified from AOCI into Income			Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	2023	2022	2021	2023	2022	2021	Reclassified into Income
Forward-Starting Interest Rate Swaps, net of tax(1)	$60	$(129)	$(47)	$(6)	$(7)	$(7)	Interest expense

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of February 3, 2024, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of February 3, 2024 and January 28, 2023:

				Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
February 3, 2024	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Assets
Cash Flow Forward-Starting Interest Rate Swaps	$160	$—	$160	$—	$—	$160
Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$3	$—	$3	$—	$—	$3

Gross Amounts Not Offset in the
			Net Amount	Balance Sheet
	Gross Amount	Gross Amounts Offset	Presented in the	Financial
January 28, 2023	Recognized	in the Balance Sheet	Balance Sheet	Instruments	Cash Collateral	Net Amount
Liabilities
Cash Flow Forward-Starting Interest Rate Swaps	$258	$—	$258	$—	$—	$258

7.	FAIR VALUE MEASUREMENTS

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at February 3, 2024 and January 28, 2023:

February 3, 2024 Fair Value Measurements Using

	Quoted Prices in
	Active Markets
	for Identical	Significant Other
	Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
Marketable Securities	$646	$—	$646
Forward-Starting Interest Rate Swaps and Commodity Contracts	—	155	155
Total	$646	$155	$801

January 28, 2023 Fair Value Measurements Using

	Quoted Prices in
	Active Markets
	for Identical	Significant Other
	Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
Marketable Securities	$463	$—	$463
Forward-Starting Interest Rate Swaps	—	(258)	(258)
Total	$463	$(258)	$205

The Company values interest rate hedges using observable forward yield curves. These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment. See Note 2 for further discussion related to the Company’s carrying value of goodwill. Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 1 for further discussion of the Company’s policies for impairments of long-lived assets and valuation of store lease exit costs. In 2023, long-lived assets with a carrying amount of $72 were written down to their fair value of $3, resulting in an impairment charge of $69. In 2022, long-lived assets with a carrying amount of $69 were written down to their fair value of $1, resulting in an impairment charge of $68.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends. At February 3, 2024, the fair value of total debt excluding obligations under finance leases was $9,401 compared to a carrying value of $10,187. At January 28, 2023, the fair value of total debt excluding obligations under finance leases was $10,593 compared to a carrying value of $11,292.

Contingent Consideration

As a result of the Home Chef merger in 2018, the Company recognized a contingent liability of $91 on the acquisition date. The contingent consideration was measured using unobservable (Level 3) inputs and was included in “Other long-term liabilities” within the Consolidated Balance Sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results for both the online and offline businesses related to the Home Chef merger and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value, including accretion for the passage of time, is recognized in net earnings until the contingency is resolved. In 2020, the Company amended the contingent consideration agreement including the performance milestones to align with the Company’s current business strategies. In 2022, the Company recorded adjustments to increase the contingent consideration liability for $20 in OG&A. During 2023, the Company made the final contingent consideration payment of $83 which was based on the fair value of the outstanding year-end 2022 liability.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value due to their short-term nature.

Other Assets

The fair value of certain financial instruments, measured using Level 1 inputs, was $578 and $401 as of February 3, 2024 and January 28, 2023, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The unrealized loss for these Level 1 investments was approximately $66 and $586 for 2023 and 2022, respectively, and is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

The Company held other equity investments without a readily determinable fair value. These investments are measured initially at cost and remeasured for observable price changes to fair value through net earnings. The value of these investments was $92 and $320 as of February 3, 2024 and January 28, 2023, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The decrease in the value of these other equity investments without a readily determinable fair value was the result of one of the Company’s investments now being measured using Level 1 inputs. There were no other observable price changes or impairments for these investments without a readily determinable fair value during 2023 or 2022, and as such, they are excluded from the fair value measurements table above for February 3, 2024 and January 28, 2023.

The following table presents the Company’s remaining other assets as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
Other Assets
Equity method and other long-term investments	$290	$274
Notes receivable	78	169
Prepaid deposits under certain contractual arrangements	193	199
Implementation costs related to cloud computing arrangements	257	193
Forward-starting interest rate swaps	160	—
Funded asset status of pension plans	44	69
Other	128	125
Total	$1,150	$1,029

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended February 3, 2024 and January 28, 2023:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 29, 2022	$(47)	$(420)	$(467)
OCI before reclassifications(2)	(89)	(88)	(177)
Amounts reclassified out of AOCI(3)	7	5	12
Net current-period OCI	(82)	(83)	(165)
Balance at January 28, 2023	$(129)	$(503)	$(632)

Balance at January 28, 2023	$(129)	$(503)	$(632)
OCI before reclassifications(2)	183	(35)	148
Amounts reclassified out of AOCI(3)	6	(11)	(5)
Net current-period OCI	189	(46)	143
Balance at February 3, 2024	$60	$(549)	$(489)
(1)	All amounts are net of tax.
(2)	Net of tax of $(28) and $(27) for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of January 28, 2023. Net of tax of $(11) and $56 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 3, 2024.
(3)	Net of tax of $2 and $2 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of January 28, 2023. Net of tax of $(3) and $2 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 3, 2024.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended February 3, 2024, January 28, 2023 and January 29, 2022:

	For the year ended	For the year ended	For the year ended
	February 3, 2024	January 28, 2023	January 29, 2022

Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$8	$9	$10
Tax expense	(2)	(2)	(3)
Net of tax	6	7	7

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	(14)	7	97
Tax expense	3	(2)	(23)
Net of tax	(11)	5	74
Total reclassifications, net of tax	$(5)	$12	$81
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension expense.

9.	LEASES AND LEASE-FINANCED TRANSACTIONS

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

The following table provides supplemental balance sheet classification information related to leases:

		February 3,	January 28,
	Classification	2024	2023
Assets
Operating	Operating lease assets	$6,692	$6,662
Finance	Property, plant and equipment, net(1)	1,971	2,018

Total leased assets		$8,663	$8,680

Liabilities
Current
Operating	Current portion of operating lease liabilities	$670	$662
Finance	Current portion of long-term debt including obligations under finance leases	173	157

Noncurrent
Operating	Noncurrent operating lease liabilities	6,351	6,372
Finance	Long-term debt including obligations under finance leases	1,866	1,929

Total lease liabilities		$9,060	$9,120
(1)	Finance lease assets are recorded net of accumulated amortization of $730 and $562 as of February 3, 2024 and January 28, 2023.

The following table provides the components of lease cost:

		Year-To-Date	Year-To-Date
Lease Cost	Classification	February 3, 2024	January 28, 2023
Operating lease cost(1)	Rent Expense	$1,006	$950
Sublease and other rental income	Rent Expense	(115)	(111)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	195	161
Interest on lease liabilities	Interest Expense	78	66

Net lease cost		$1,164	$1,066
(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
2024	$961	$243	$1,204
2025	898	240	1,138
2026	838	240	1,078
2027	784	242	1,026
2028	722	238	960
Thereafter	5,738	1,359	7,097

Total lease payments	9,941	2,562	$12,503

Less amount representing interest	2,920	523

Present value of lease liabilities(1)	$7,021	$2,039
(1)	Includes the current portion of $670 for operating leases and $173 for finance leases.

Total future minimum rentals under non-cancellable subleases at February 3, 2024 were $212.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

	February 3, 2024	January 28, 2023
Weighted-average remaining lease term (years)
Operating leases	13.9	14.3
Finance leases	11.8	12.7
Weighted-average discount rate
Operating leases	4.4%	4.2%
Finance leases	3.8%	3.5%

The following table provides supplemental cash flow information related to leases:

	Year-To-Date	Year-To-Date
	February 3, 2024	January 28, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$984	$903
Operating cash flows from finance leases	$78	$66
Financing cash flows from finance leases	$173	$132
Leased assets obtained in exchange for new operating lease liabilities	$700	$602
Leased assets obtained in exchange for new finance lease liabilities	$168	$656
Net gain recognized from sale and leaseback transactions(1)	$37	$30
Impairment of operating lease assets	$15	$1
Impairment of finance lease assets	$—	$2
(1)	In 2023, the Company entered into sale leaseback transactions related to nine properties, which resulted in total proceeds of $52. In 2022, the Company entered into sale leaseback transactions related to five properties, which resulted in total proceeds of $44.

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In 2023, the Company opened one additional Kroger Delivery customer fulfillment center in Frederick, Maryland. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company establishes a finance lease when each facility begins fulfilling orders to customers. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. In 2023, the Company recorded finance lease assets of $147 and finance lease liabilities of $135 related to the Company’s agreement with Ocado. In 2022, the Company recorded finance lease assets of $629 and finance lease liabilities of $583 related to the Company’s agreement with Ocado. As of February 3, 2024 and January 28, 2023, the Company had $960 and $928, respectively, of net finance lease assets included within “Property, plant and equipment, net” in the Company’s Consolidated Balance Sheets related to the Company's agreement with Ocado. As of February 3, 2024 and January 28, 2023, the Company had $100 and $88, respectively, of current finance lease liabilities recorded within “Current portion of long-term debt including obligations under finance leases" and $814 and $785, respectively, of non-current finance lease liabilities recorded within “Long-term debt including obligations under finance leases” in the Company’s Consolidated Balance Sheets.

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

	For the year ended			For the year ended			For the year ended
	February 3, 2024			January 28, 2023			January 29, 2022
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,146	718	$2.99	$2,224	718	$3.10	$1,639	744	$2.20
Dilutive effect of stock options		7			9			10

Net earnings attributable to The Kroger Co. per diluted common share	$2,146	725	$2.96	$2,224	727	$3.06	$1,639	754	$2.17

The Company had combined undistributed and distributed earnings to participating securities totaling $18, $20 and $16 in 2023, 2022 and 2021, respectively.

The Company had stock options outstanding for approximately 2.8 million, 1.7 million and 2.4 million shares, respectively, for the years ended February 3, 2024, January 28, 2023 and January 29, 2022, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

11.	STOCK-BASED COMPENSATION

The Company recognizes compensation expense for all share-based payments granted. The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award based on the fair value at the date of the grant.

The Company grants options for common shares (“stock options”) to employees under various plans at an option price equal to the fair market value of the underlying shares on the grant date of the award. The Company accounts for stock options under the fair value recognition provisions. Stock options typically expire 10 years from the date of grant. Stock options vest between one and four years from the date of grant.

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

At February 3, 2024, approximately 40 million common shares were available for future options or restricted stock grants under the 2019 Amended and Restated Long-Term Incentive Plan. Options granted reduce the shares available under the Plans at a ratio of one to one. Restricted stock grants reduce the shares available under the Plans at a ratio of 2.83 to one.

Equity awards granted are based on the aggregate value of the award on the grant date. This can affect the number of shares granted in a given year as equity awards. Excess tax benefits related to equity awards are recognized in the provision for income taxes. Equity awards may be approved at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings. The 2023 primary grants were made in conjunction with the March and June meetings of the Company’s Board of Directors.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2020	26.8	$26.65
Granted	2.1	$35.45
Exercised	(7.1)	$24.70
Canceled or Forfeited	(0.7)	$28.88

Outstanding, year-end 2021	21.1	$28.15
Granted	1.2	$56.13
Exercised	(5.4)	$26.02
Canceled or Forfeited	(0.3)	$31.54

Outstanding, year-end 2022	16.6	$30.81
Granted	1.3	$47.23
Exercised	(2.4)	$24.04
Canceled or Forfeited	(0.1)	$39.45

Outstanding, year-end 2023	15.4	$33.11

A summary of options outstanding, exercisable and expected to vest at February 3, 2024 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Options Outstanding	15.4	4.78	$33.11	$214
Options Exercisable	11.8	3.84	$30.01	$194
Options Expected to Vest	3.5	7.87	$43.24	$20

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2020	7.8	$28.46
Granted	3.9	$37.29
Lapsed	(4.0)	$29.58
Canceled or Forfeited	(0.5)	$31.31

Outstanding, year-end 2021	7.2	$32.52
Granted	3.0	$50.50
Lapsed	(4.0)	$32.16
Canceled or Forfeited	(0.4)	$38.32

Outstanding, year-end 2022	5.8	$41.76
Granted	3.5	$47.06
Lapsed	(3.1)	$40.37
Canceled or Forfeited	(0.3)	$45.32

Outstanding, year-end 2023	5.9	$45.49

The weighted-average grant date fair value of stock options granted during 2023, 2022 and 2021 was $15.17, $15.91 and $8.54, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations. The decrease in the fair value of the stock options granted during 2023, compared to 2022, resulted primarily from decreases in the Company’s share price, partially offset by an increase in the weighted-average risk-free interest rate. The increase in the fair value of the stock options granted during 2022, compared to 2021, resulted primarily from increases in the Company’s share price, the weighted-average expected volatility, and an increase in the weighted-average risk-free interest rate.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2023		2022		2021
Weighted average expected volatility	31.14%		30.47%		28.52%
Weighted average risk-free interest rate	4.09%		2.09%		1.21%
Expected dividend yield	2.11%		1.82%		2.00%
Expected term (based on historical results)	7.1	years	7.2	years	7.2	years

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

Total stock compensation recognized in 2023, 2022 and 2021 was $172, $190 and $203, respectively. Stock option compensation recognized in 2023, 2022 and 2021 was $17, $19 and $20, respectively. Restricted shares compensation recognized in 2023, 2022 and 2021 was $155, $171 and $183, respectively.

The total intrinsic value of stock options exercised was $55, $159 and $121 in 2023, 2022 and 2021, respectively. The total amount of cash received in 2023 by the Company from the exercise of stock options granted under share-based payment arrangements was $50. As of February 3, 2024, there was $212 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Plans. This cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of options that vested was $16, $19 and $20 in 2023, 2022 and 2021, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors. During 2023, the Company repurchased approximately one million common shares in such a manner.

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

As a result, the Company concluded that the agreement in principle for the settlement of opioid claims was probable, and for which the related loss was reasonably estimable. Accordingly, in 2023, the Company recognized opioid settlement charges of $1,413, $1,113 net of tax, relating to the nationwide opioid settlement framework. This charge is included in “Operating, general and administrative” in the Company’s Consolidated Statement of Operations.

The agreement in principle described above includes payments of approximately $1,236 and $177, in equal installments over 11 years and 6 years, respectively.  As of February 3, 2024, the Company recorded $284 and $1,129 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets.  The current portion of the estimated settlement liability is recorded in “Accrued expenses” and the long-term portion of the estimated settlement liability is recorded in “Other” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows for fiscal year 2023.

Because of the conditions remaining to satisfy, the Company cannot predict if the agreement will become effective, and whether unfavorable developments may occur. The amount of the actual loss may differ materially from the accrual estimate recorded as of February 3, 2024.

Additionally, in 2023, the Company recorded a charge of $62 relating to a settlement of opioid litigation claims with the State of West Virginia. The agreed upon settlement framework resolves all opioid lawsuits and claims by the West Virginia Attorney General.

In 2022, the Company recorded a charge of $85 relating to a settlement of opioid litigation claims with the State of New Mexico. The agreed upon settlement framework allocates $85 among various constituents related to the state of New Mexico. This settlement agreement resolved all opioid lawsuits and claims by the state of New Mexico against the Company.

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

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at February 3, 2024. The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized two billion common shares, $1 par value per share.

Common Stock Repurchase Program

The Company maintains stock repurchase programs that comply with Rule 10b5-1 of the Securities Exchange Act of 1934 to allow for the orderly repurchase of The Kroger Co. common shares, from time to time.  The Company made no open market purchases in 2023. The Company made open market purchases totaling $821 and $1,422 under these repurchase programs in 2022 and 2021, respectively.

In addition to these repurchase programs, in December 1999, the Company began a program to repurchase common shares to reduce dilution resulting from its employee stock option plans.  This program is solely funded by proceeds from stock option exercises and the related tax benefit.  The Company repurchased approximately $62, $172 and $225 under the stock option program during 2023, 2022 and 2021, respectively.

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

In addition to providing pension benefits, the Company provides certain health care benefits for retired employees. Based on an employee’s age, years of service and position with the Company, the employee may be eligible for retiree health care benefits. Funding of retiree health care benefits occurs as claims or premiums are paid.

The Company recognizes the funded status of its retirement plans on the Consolidated Balance Sheets. Actuarial gains or losses and prior service credits that have not yet been recognized as part of net periodic benefit cost are required to be recorded as a component of AOCI. The Company has elected to measure defined benefit plan assets and obligations as of January 31, which is the month-end that is closest to its fiscal year-ends.

Amounts recognized in AOCI as of February 3, 2024 and January 28, 2023 consist of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2023	2022	2023	2022	2023	2022
Net actuarial loss (gain)	$817	$785	$(92)	$(108)	$725	$677
Prior service credit	—	—	(11)	(23)	(11)	(23)

Total	$817	$785	$(103)	$(131)	$714	$654

Other changes recognized in other comprehensive income (loss) in 2023, 2022 and 2021 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Incurred net actuarial loss (gain)	$42	$101	$(109)	$4	$15	$2	$46	$116	$(107)
Amortization of prior service credit	—	—	—	11	13	12	11	13	12
Amortization of net actuarial gain (loss)	(10)	(31)	(126)	13	11	17	3	(20)	(109)
Total recognized in other comprehensive income (loss)	$32	$70	$(235)	$28	$39	$31	$60	$109	$(204)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$36	$58	$(164)	$15	$25	$10	$51	$83	$(154)

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted-average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,463	$2,977	$271	$325	$165	$150
Service cost	17	8	—	—	4	5
Interest cost	116	92	13	10	8	5
Plan participants’ contributions	4	4	—	—	9	12
Actuarial (gain) loss	(42)	(421)	(3)	(40)	—	8
Plan settlements	(11)	(33)	(1)	(2)	—	—
Benefits paid	(165)	(159)	(24)	(22)	(21)	(22)
Other	(14)	(5)	—	—	3	7

Benefit obligation at end of fiscal year	$2,368	$2,463	$256	$271	$168	$165

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,496	$3,096	$—	$—	$—	$—
Actual return on plan assets	65	(409)	—	—	—	—
Employer contributions	27	2	26	24	12	10
Plan participants’ contributions	4	4	—	—	9	12
Plan settlements	(11)	(33)	(2)	(2)	—	—
Benefits paid	(165)	(159)	(24)	(22)	(21)	(22)
Other	(17)	(5)	—	—	—	—

Fair value of plan assets at end of fiscal year	$2,399	$2,496	$—	$—	$—	$—
Funded (unfunded) status and net asset and liability recognized at end of fiscal year	$31	$33	$(256)	$(271)	$(168)	$(165)

As of February 3, 2024, other assets and other current liabilities include $44 and $36, respectively, of the net asset and liability recognized for the above benefit plans. As of January 28, 2023, other assets and other current liabilities include $69 and $36, respectively, of the net asset and liability recognized for the above benefit plans. Pension plan assets do not include common shares of The Kroger Co.

The following table outlines the weighted average assumptions associated with pension and other benefit costs for 2023, 2022 and 2021:

	Pension Benefits			Other Benefits
Weighted average assumptions	2023	2022	2021	2023	2022	2021
Discount rate — Benefit obligation	5.27%	4.90%	3.17%	5.21%	4.86%	3.01%
Discount rate — Net periodic benefit cost	4.90%	3.17%	2.72%	4.86%	3.01%	2.43%
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase — Net periodic benefit cost	2.57%	3.05%	3.03%
Rate of compensation increase — Benefit obligation	2.52%	2.57%	3.05%
Cash Balance plan interest crediting rate	3.30%	3.30%	3.30%

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 5.27% and 5.21% discount rates as of year-end 2023 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant. A 100-basis point increase in the discount rate would decrease the projected pension benefit obligation as of February 3, 2024, by approximately $210.

The Company’s assumed pension plan investment return rate was 5.50% in 2023, 2022, and 2021. The value of all investments in the company-sponsored defined benefit pension plans during the calendar year ended December 31, 2023, net of investment management fees and expenses, increased 8.2% and for fiscal year 2023 investments increased 2.8%. Historically, the Company’s pension plans’ average rate of return was 4.8% for the 10 calendar years ended December 31, 2023, net of all investment management fees and expenses. For the past 20 years, the Company’s pension plans’ average annual rate of return has been 7.1%. To determine the expected rate of return on pension plan assets held by the Company, the Company considers current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.

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

The pension benefit unfunded status decreased in 2023, compared to 2022, due primarily to an increase in discount rates, which lowered the benefit obligation more than the plan’s lower actual rate of return versus expected rate of return on assets. The Company’s Qualified Plans were fully funded as of February 3, 2024 and January 28, 2023.

The following table provides the components of the Company’s net periodic benefit costs for 2023, 2022 and 2021:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$17	$8	$12	$—	$—	$—	$4	$5	$4
Interest cost	116	92	92	13	10	9	8	5	4
Expected return on plan assets	(150)	(153)	(168)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(11)	(13)	(12)
Actuarial (gain) loss	5	22	33	4	5	6	(13)	(11)	(17)
Settlement loss recognized	1	4	87	—	—	—	—	—	—
Other	—	—	(1)	(2)	—	1	(1)	—	—
Net periodic benefit cost	$(11)	$(27)	$55	$15	$15	$16	$(13)	$(14)	$(21)

The following table provides the projected benefit obligation (“PBO”) and the fair value of plan assets for those company-sponsored pension plans with projected benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2023	2022	2023	2022
PBO at end of fiscal year	$159	$176	$256	$271
Fair value of plan assets at end of year	$150	$141	$—	$—

The following table provides the accumulated benefit obligation (“ABO”) and the fair value of plan assets for those company-sponsored pension plans with accumulated benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2023	2022	2023	2022
ABO at end of fiscal year	$159	$176	$256	$271
Fair value of plan assets at end of year	$150	$141	$—	$—

The following table provides information about the Company’s estimated future benefit payments:

	Pension	Other
	Benefits	Benefits
2024	$210	$13
2025	$210	$14
2026	$211	$15
2027	$210	$16
2028	$208	$16
2029 —2033	$982	$80

The following table provides information about the target and actual pension plan asset allocations as of February 3, 2024:

		Actual
	Target allocations	Allocations
	2023	2023	2022
Pension plan asset allocation
Global equity securities	5.0%	5.4%	4.9%
Investment grade debt securities	78.0	78.9	75.8
High yield debt securities	3.0	3.1	2.9
Private equity	10.0	8.5	9.8
Hedge funds	2.0	2.4	2.3
Real estate	2.0	1.7	1.8
Other	—	—	2.5

Total	100.0%	100.0%	100.0%

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

The target allocations shown for 2023 were established at the beginning of 2023 based on the Company’s liability-driven investment (“LDI”) strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.

The Company did not make any significant contributions to its company-sponsored pension plans in 2023, and the Company is not required to make any contributions to these plans in 2024. If the Company does make any contributions in 2024, the Company expects these contributions will decrease its required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations and future changes in legislation, will determine the amounts of any contributions. The Company expects 2024 net periodic benefit costs for company-sponsored pension plans to be approximately $(2).

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 6.90% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.00% ultimate health care cost trend rate in 2046, to determine its expense.

The following tables, set forth by level within the fair value hierarchy, present the Qualified Plans’ assets at fair value as of February 3, 2024 and January 28, 2023:

Assets at Fair Value as of February 3, 2024

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$151	$—	$—	$—	$151
Corporate Stocks	2	—	—	—	2
Corporate Bonds	—	1,092	—	—	1,092
U.S. Government Securities	—	140	—	—	140
Mutual Funds	108	—	—	—	108
Collective Trusts	—	—	—	513	513
Hedge Funds	—	—	29	29	58
Private Equity	—	—	—	203	203
Real Estate	—	—	24	15	39
Other	—	93	—	—	93
Total	$261	$1,325	$53	$760	$2,399

Assets at Fair Value as of January 28, 2023

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$178	$—	$—	$—	$178
Corporate Stocks	4	—	—	—	4
Corporate Bonds	—	1,113	—	—	1,113
U.S. Government Securities	—	115	—	—	115
Mutual Funds	124	—	—	—	124
Collective Trusts	—	—	—	514	514
Hedge Funds	—	—	31	28	59
Private Equity	—	—	—	248	248
Real Estate	—	—	28	16	44
Other	—	97	—	—	97
Total	$306	$1,325	$59	$806	$2,496

Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented for these investments in the preceding tables are intended to permit reconciliation of the fair value hierarchies to the total fair value of plan assets.

For measurements using significant unobservable inputs (Level 3) during 2023 and 2022, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, January 29, 2022	$39	$37
Contributions into Fund	—	1
Realized gains	—	12
Unrealized gains	(3)	(6)
Distributions	(5)	(16)

Ending balance, January 28, 2023	31	28
Contributions into Fund	—	1
Realized gains	1	—
Unrealized gains	1	(3)
Distributions	(4)	(2)

Ending balance, February 3, 2024	$29	$24

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

The Company contributed and expensed $322, $315 and $289 to employee 401(k) retirement savings accounts in 2023, 2022 and 2021, respectively. The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  The Company made cash contributions to these plans of $635 in 2023, $620 in 2022 and $1,109 in 2021. The decrease in 2023 and 2022, compared to 2021, is due to the contractual payments the Company made in 2021 related to its commitments established for the restructuring of certain multi-employer pension plan agreements.

The Company continues to evaluate and address potential exposure to under-funded multi-employer pension plans as it relates to the Company’s associates who are beneficiaries of these plans.  These under-fundings are not a liability of the Company. When an opportunity arises that is economically feasible and beneficial to the Company and its associates, the Company may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the restructured multi-employer pension plan. The commitments from these restructurings do not change the Company’s debt profile as it relates to its credit rating since these off-balance sheet commitments are typically considered in the Company’s investment grade debt rating.

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

The Company’s participation in multi-employer plans is outlined in the following tables. The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number. The most recent Pension Protection Act Zone Status available in 2023 and 2022 is for the plan’s year-end at December 31, 2022 and December 31, 2021, respectively. Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2022 and December 31, 2021. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2023, 2022 and 2021.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2023	2022	Implemented	2023	2022	2021	Imposed(5)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1)(2)	95-1939092 - 001	Red	Red	Implemented	$83	$84	$83	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	19	20	22	No
Sound Variable Annuity Pension Trust(1)(3)	86-3278029 - 001	Green	Green	No	15	14	24	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	27	27	29	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Red	Implemented	10	9	10	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	7	7	8	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Red	Implemented	11	11	11	No
UFCW International Union — Industry Variable Annuity Pension Plan(4)	51-6055922 - 001	Green	Green	No	263	282	550	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	39	40	37	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	40	34	37	No
UFCW Consolidated Pension Plan(1)	58-6101602 – 001	Green	Green	No	98	56	243	No
IBT Consolidated Pension Plan(1)(6)	82-2153627 - 001	N/A	N/A	No	7	7	29	No
Other					16	29	26
Total Contributions					$635	$620	$1,109
(1)	The Company's multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2023 and March 31, 2022.
(3)	The 2022 information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2021.
(4)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2022 and June 30, 2021.
(5)	Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 3, 2024, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(6)	The plan was formed after 2006, and therefore is not subject to zone status certifications.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates:

	Expiration Date
	of Collective	Most Significant Collective
	Bargaining	Bargaining Agreements(1)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	June 2024 to March 2025	1	March 2025
UFCW Consolidated Pension Plan	February 2024 to August 2027	3	February 2024 to March 2026
Desert States Employers & UFCW Unions Pension Plan	June 2025 to March 2026	1	March 2026
Sound Variable Annuity Pension Trust	January 2024(2) to April 2026	4	May 2025
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2025	1	January 2025
Oregon Retail Employees Pension Plan	August 2024 to March 2026	2	August 2024 to July 2025
Bakery and Confectionary Union & Industry International Pension Fund	April 2024 to September 2025	4	May 2024 to October 2024
Retail Food Employers & UFCW Local 711 Pension	January 2024(2) to April 2026	1	March 2025
UFCW International Union — Industry Variable Annuity Pension Plan	June 2025	1	June 2025
Western Conference of Teamsters Pension Plan	April 2024 to May 2027	4	April 2024 to September 2025
IBT Consolidated Pension Plan	September 2024 to September 2027	2	September 2024 to September 2027
(1)	This column represents the number of significant collective bargaining agreements and their expiration date for each of the Company’s pension funds listed above. For the purposes of this table, the “significant collective bargaining agreements” are the largest based on covered employees that, when aggregated, cover the majority of the employees for which we make multi-employer contributions for the referenced pension fund.
(2)	Certain collective bargaining agreements are operating under an extension.

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,182 in 2023, $1,129 in 2022 and $1,197 in 2021.

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

In accordance with the terms of the agreement, the parties have extended, and may continue to extend the original outside date of January 13, 2024 from time to time in 30-day increments for up to 270 days in the aggregate ending on October 9, 2024. The Company will be obligated to pay a termination fee of $600 if the merger agreement is terminated by either party in connection with the occurrence of the Outside Date, and, at the time of such termination, all closing conditions other than regulatory approval have been satisfied.

On February 26, 2024, the Federal Trade Commission (“FTC”) instituted an administrative proceeding to prohibit the merger. Simultaneously, the FTC (joined by nine States) filed suit in the United States District Court for the District of Oregon, requesting a preliminary injunction to block the merger. On January 15, 2024 and February 14, 2024, the attorneys general of Washington and Colorado, respectively, filed suit in their respective state courts, also seeking to enjoin the merger. In the federal litigation, the Company and Albertsons have stipulated to a temporary restraining order that prevents the merger from closing until 11:59 PM Eastern Time on the fifth business day after the court rules on the FTC’s motion for a preliminary injunction or until after the date set by the court, whichever is later. The FTC administrative proceeding is currently scheduled to begin on July 31, 2024, while a preliminary injunction hearing in the federal case is set to begin on August 26, 2024.  A trial on the State of Washington’s request for a permanent injunction is scheduled to begin on September 16, 2024.  In conjunction with that lawsuit, the Defendants have committed that they will not close the merger until five days after that court rules (so long as that ruling occurs by a date certain).  In the Colorado case, the court has scheduled a preliminary injunction hearing to begin on August 12, 2024 and a permanent injunction hearing to begin on September 30, 2024.  In addition to these regulatory actions, private plaintiffs have filed suit in the United States District Court for the Northern District of California also seeking to enjoin the transaction.  That case is stayed pending resolution of the FTC’s motion for a preliminary injunction. The Company, Albertsons and C&S continue to discuss enhancements to the divestiture plan to address issues raised by federal and state regulators.

17. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements and segment disclosures.

18. SUBSEQUENT EVENTS

In the first quarter of 2024, the Company fully exited its position in a Level 1 equity investment, receiving proceeds totaling approximately $303 and resulting in a gain.

On March 18, 2024, the Company announced a definitive agreement for the sale of its Kroger Specialty Pharmacy business, subject to customary closing conditions and any regulatory reviews, to CarelonRx, a subsidiary of Elevance Health, for approximately $485. The transaction is expected to result in a gain, and it is expected to close in the second half of 2024.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of February 3, 2024, our Chief Executive Officer and Interim Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended February 3, 2024. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended February 3, 2024.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Chief Executive Officer and the Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 3, 2024.

The effectiveness of the Company’s internal control over financial reporting as of February 3, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION.

In the fourth quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

The information required by this Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The information required by this Item not otherwise set forth in Part I above or in this Item 10 of Part III is set forth under the headings Election of Directors, Information Concerning the Board of Directors- Committees of the Board, Information Concerning the Board of Directors- Audit Committee and Delinquent 16(a) Reports, if required, in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year 2023 (the “2024 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2024 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(1)	reflected in column (a))

Equity compensation plans approved by security holders	18,264,812	$33.11	39,807,196
Equity compensation plans not approved by security holders	—	$—	—
Total	18,264,812	$33.11	39,807,196
(1)	The total number of securities reported includes the maximum number of common shares, 2,847,266, that may be issued under performance units granted under our long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis section of the definitive 2024 proxy statement and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2024 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2024 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Appointment of Kroger’s Independent Auditor in the 2024 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.†	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023
Consolidated Statements of Operations for the years ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated Statements of Comprehensive Income for the years ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated Statements of Cash Flows for the years ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated Statement of Changes in Shareholders’ Equity for the years ended February 3, 2024, January 28, 2023 and January 29, 2022
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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

97	The Kroger Co. Policy on Incentive Based Compensation Recovery

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 2, 2024	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 2nd of April 2024.

/s/ Todd A. Foley	Senior Vice President and Interim Chief Financial Officer
Todd A. Foley	(principal financial officer)

/s/ Brian W. Nichols	Vice President, Corporate Controller and Assistant Treasurer
Brian W. Nichols	(principal accounting officer)

*	Director
Nora A. Aufreiter
*	Director
Kevin M. Brown
*	Director
Elaine L. Chao
*	Director
Anne Gates
*	Director
Karen M. Hoguet
*	Chairman of the Board and Chief Executive Officer
W. Rodney McMullen
*	Director
Clyde R. Moore
*	Director
Ronald L. Sargent
*	Director
J. Amanda Sourry Knox
*	Director
Mark S. Sutton
*	Director
Ashok Vemuri

*By:	/s/ Christine S. Wheatley
Christine S. Wheatley
Attorney-in-fact