Form 10-Q
period 2024-05-25
KROGER CO
filed 2024-06-28
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2024

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

There were 721,790,829 shares of Common Stock ($1 par value) outstanding as of June 25, 2024.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 25,	May 20,
(In millions, except per share amounts)	2024	2023
Sales	$45,269	$45,165

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	35,124	35,080
Operating, general and administrative	7,604	7,393
Rent	269	265
Depreciation and amortization	978	957

Operating profit	1,294	1,470

Other income (expense)
Interest expense	(123)	(153)
Non-service component of company-sponsored pension plan benefits	4	9
Gain (loss) on investments	16	(78)

Net earnings before income tax expense	1,191	1,248

Income tax expense	235	286

Net earnings including noncontrolling interests	956	962
Net income attributable to noncontrolling interests	9	—

Net earnings attributable to The Kroger Co.	$947	$962

Net earnings attributable to The Kroger Co. per basic common share	$1.30	$1.33

Average number of common shares used in basic calculation	721	717

Net earnings attributable to The Kroger Co. per diluted common share	$1.29	$1.32

Average number of common shares used in diluted calculation	727	724

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 25,	May 20,
(In millions)	2024	2023
Net earnings including noncontrolling interests	$956	$962

Other comprehensive (loss) income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(2)	(4)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	70	91
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	2	1

Total other comprehensive income	70	88

Comprehensive income	1,026	1,050
Comprehensive income attributable to noncontrolling interests	9	—
Comprehensive income attributable to The Kroger Co.	$1,017	$1,050
(1)	Amount is net of tax of $(1) for the first quarter of 2023.
(2)	Amount is net of tax of $21 for the first quarter of 2024 and $26 for the first quarter of 2023.
(3)	Amount is net of tax of $1 for the first quarter of 2024 and $1 for the first quarter of 2023.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 25,	February 3,
(In millions, except par amounts)	2024	2024
ASSETS
Current assets
Cash and temporary cash investments	$2,846	$1,883
Store deposits in-transit	1,226	1,215
Receivables	1,968	2,136
FIFO inventory	9,044	9,414
LIFO reserve	(2,350)	(2,309)
Assets held for sale	607	—
Prepaid and other current assets	822	609
Total current assets	14,163	12,948

Property, plant and equipment, net	25,537	25,230
Operating lease assets	6,695	6,692
Intangibles, net	864	899
Goodwill	2,673	2,916
Other assets	1,647	1,820

Total Assets	$51,579	$50,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$198	$198
Current portion of operating lease liabilities	665	670
Accounts payable	10,777	10,381
Accrued salaries and wages	1,208	1,323
Liabilities held for sale	242	—
Other current liabilities	3,288	3,486
Total current liabilities	16,378	16,058

Long-term debt including obligations under finance leases	12,021	12,028
Noncurrent operating lease liabilities	6,412	6,351
Deferred income taxes	1,535	1,579
Pension and postretirement benefit obligations	386	385
Other long-term liabilities	2,434	2,503

Total Liabilities	39,166	38,904

Commitments and contingencies see Note 5

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2024 and 2023	1,918	1,918
Additional paid-in capital	3,984	3,922
Accumulated other comprehensive loss	(419)	(489)
Accumulated earnings	27,683	26,946
Common shares in treasury, at cost, 1,196 shares in 2024 and 1,198 shares in 2023	(20,748)	(20,682)

Total Shareowners’ Equity - The Kroger Co.	12,418	11,615
Noncontrolling interests	(5)	(14)

Total Equity	12,413	11,601

Total Liabilities and Equity	$51,579	$50,505

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	May 25,	May 20,
(In millions)	2024	2023
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$956	$962
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	978	957
Operating lease asset amortization	187	188
LIFO charge	41	99
Share-based employee compensation	57	49
Deferred income taxes	(64)	(5)
Gain on the sale of assets	(9)	(41)
(Gain) loss on investments	(16)	78
Other	19	71
Changes in operating assets and liabilities:
Store deposits in-transit	(11)	(16)
Receivables	(102)	274
Inventories	225	419
Prepaid and other current assets	(208)	82
Accounts payable	622	200
Accrued expenses	(327)	(416)
Income taxes receivable and payable	180	198
Operating lease liabilities	(137)	(215)
Other	(49)	(24)

Net cash provided by operating activities	2,342	2,860

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,304)	(1,028)
Proceeds from sale of assets	304	86
Other	(14)	(5)

Net cash used by investing activities	(1,014)	(947)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(54)	(62)
Dividends paid	(210)	(188)
Proceeds from issuance of capital stock	85	23
Treasury stock purchases	(103)	(29)
Other	(66)	(40)

Net cash used by financing activities	(348)	(296)

Net increase in cash and temporary cash investments	980	1,617

Cash and temporary cash investments:
Beginning of year	1,883	1,015
End of period see Note 9	$2,863	$2,632

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,304)	$(1,028)
Payments for lease buyouts	37	—
Changes in construction-in-progress payables	37	(71)
Total capital investments, excluding lease buyouts	$(1,230)	$(1,099)

Disclosure of cash flow information:
Cash paid during the year for interest	$70	$164
Cash paid during the year for income taxes	$119	$92

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014
Issuance of common stock:
Stock options exercised	—	—	—	(1)	23	—	—	—	23
Restricted stock issued	—	—	(72)	(1)	30	—	—	—	(42)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(29)	—	—	—	(29)
Share-based employee compensation	—	—	49	—	—	—	—	—	49
Other comprehensive income net of tax of $26	—	—	—	—	—	88	—	—	88
Other	—	—	44	—	(44)	—	—	3	3
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(188)	—	(188)
Net earnings including noncontrolling interests	—	—	—	—	—	—	962	—	962

Balances at May 20, 2023	1,918	$1,918	$3,826	1,200	$(20,670)	$(544)	$26,375	$(25)	$10,880
Issuance of common stock:
Stock options exercised	—	—	—	(1)	13	—	—	—	13
Restricted stock issued	—	—	(85)	(1)	55	—	—	—	(30)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(18)	—	—	—	(18)
Share-based employee compensation	—	—	43	—	—	—	—	—	43
Other comprehensive income net of tax of $32	—	—	—	—	—	104	—	—	104
Other	—	—	56	—	(56)	—	—	2	2
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	(180)	1	(179)

Balances at August 12, 2023	1,918	$1,918	$3,840	1,198	$(20,676)	$(440)	$25,984	$(22)	$10,604
Issuance of common stock:
Stock options exercised	—	—	—	—	6	—	—	—	6
Restricted stock issued	—	—	(4)	—	—	—	—	—	(4)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(7)	—	—	—	(7)
Share-based employee compensation	—	—	32	—	—	—	—	—	32
Other comprehensive income net of income tax of $36	—	—	—	—	—	119	—	—	119
Other	—	—	3	—	(3)	—	—	3	3
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(209)	—	(209)
Net earnings including noncontrolling interests	—	—	—	—	—	—	646	1	647

Balances at November 4, 2023	1,918	$1,918	$3,871	1,198	$(20,680)	$(321)	$26,421	$(18)	$11,191
Issuance of common stock:
Stock options exercised	—	—	—	—	8	—	—	—	8
Restricted stock issued	—	—	(2)	(1)	3	—	—	—	1
Treasury stock activity:
Stock options exchanged	—	—	—	1	(8)	—	—	—	(8)
Share-based employee compensation	—	—	48	—	—	—	—	—	48
Other comprehensive income net of income tax of ($50)	—	—	—	—	—	(168)	—	—	(168)
Other	—	—	5	—	(5)	—	—	1	1
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings including noncontrolling interests	—	—	—	—	—	—	736	3	739

Balances at February 3, 2024	1,918	$1,918	$3,922	1,198	$(20,682)	$(489)	$26,946	$(14)	$11,601

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 3, 2024	1,918	$1,918	$3,922	1,198	$(20,682)	$(489)	$26,946	$(14)	$11,601
Issuance of common stock:
Stock options exercised	—	—	—	(3)	85	—	—	—	85
Restricted stock issued	—	—	(76)	(1)	33	—	—	—	(43)
Treasury stock activity:
Stock options exchanged	—	—	—	2	(103)	—	—	—	(103)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of tax of $22	—	—	—	—	—	70	—	—	70
Other	—	—	81	—	(81)	—	—	—	—
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(210)	—	(210)
Net earnings including noncontrolling interests	—	—	—	—	—	—	947	9	956

Balances at May 25, 2024	1,918	$1,918	$3,984	1,196	$(20,748)	$(419)	$27,683	$(5)	$12,413

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries and other consolidated entities. The February 3, 2024 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 25, 2024 and May 20, 2023 includes the results of operations of the Company for the 16 week periods then ended.

Reclassifications

In the fourth quarter of 2023, the Company retrospectively reclassified certain liabilities from “Other current liabilities” to “Accounts payable” on the Consolidated Balance Sheets to better align the presentation of liabilities associated with its third-party financing arrangements and other current liabilities on the Consolidated Balance Sheets with management’s internal reporting. A similar reclassification was made to the Consolidated Statement of Cash Flows resulting in a change to “Accounts payable” and “Accrued expenses” within “Net cash provided by operating activities” for the quarter ended May 20, 2023. The reclassification did not affect total current liabilities on the Company’s Consolidated Balance Sheet or total operating cash flows on the Consolidated Statement of Cash Flows.

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

The fair value of all financial instruments, measured using Level 1 inputs, was $213 and $578 as of May 25, 2024 and February 3, 2024, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for the Company’s Level 1 investments of approximately $86 and $165 for the first quarters of 2024 and 2023, respectively, is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

In the first quarter of 2024, the Company fully exited its position in a Level 1 equity investment, receiving proceeds totaling approximately $303, resulting in a realized gain of $23, which is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

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

As of May 25, 2024 and February 3, 2024, the Company had $326 and $325, respectively, in “Accounts payable” in the Company’s Consolidated Balance Sheets associated with financing arrangements.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	May 25,	February 3,
	2024	2024
1.70% to 8.00% Senior Notes due through 2049	$9,126	$9,123
Other	1,060	1,064

Total debt, excluding obligations under finance leases	10,186	10,187
Less current portion	(22)	(25)

Total long-term debt, excluding obligations under finance leases	$10,164	$10,162

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 25, 2024 and February 3, 2024. At May 25, 2024, the fair value of total debt was $9,186 compared to a carrying value of $10,186. At February 3, 2024, the fair value of total debt was $9,401 compared to a carrying value of $10,187.

As of May 25, 2024 and February 3, 2024, the Company had five forward-starting interest rate swap agreements with a maturity date of August 1, 2027 with an aggregate notional amount totaling $5,350. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Company entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on its forecasted issuances of debt.

A notional amount of $2,350 of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP. Accordingly, the changes in fair value of these forward-starting interest rate swaps are recorded to accumulated other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. As of May 25, 2024, the fair value of the interest rate swaps designated as cash flow hedges was recorded in “Other assets” for $216 and accumulated other comprehensive income for $165, net of tax. As of February 3, 2024, the fair value of the interest rate swaps designated as cash flow hedges was recorded in “Other assets” for $125 and accumulated other comprehensive income for $95, net of tax.

The remainder of the notional amount of $3,000 of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings. As of May 25, 2024, the fair value of these interest rate swaps was recorded in “Other Assets” for $111. During the first quarter of 2024, the Company recognized an unrealized gain of $79 related to these interest rate swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. As of February 3, 2024, the fair value of these swaps was recorded in “Other Assets” for $35 and “Other long-term liabilities” for $3. During the first quarter of 2023, the Company recognized an unrealized gain of $87 related to these interest rate swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

For additional information about the Company’s unsecured bridge loan facility and term loan credit agreement, see Note 10 to the Consolidated Financial Statements.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the first quarters of 2024 and 2023:

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 25,	May 20,	May 25,	May 20,
	2024	2023	2024	2023
Components of net periodic benefit cost (benefit):
Service cost	$2	$6	$1	$1
Interest cost	41	40	3	2
Expected return on plan assets	(46)	(46)	—	—
Amortization of:
Prior service cost	—	—	(1)	(3)
Actuarial loss (gain)	3	2	(4)	(4)

Net periodic benefit cost (benefit)	$—	$2	$(1)	$(4)

The Company is not required to make any contributions to its company-sponsored pension plans in 2024 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first quarters of 2024 or 2023.

The Company contributed $109 and $110 to employee 401(k) retirement savings accounts in the first quarters of 2024 and 2023, respectively.

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

	First Quarter Ended			First Quarter Ended
	May 25, 2024			May 20, 2023
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$940	721	$1.30	$954	717	$1.33
Dilutive effect of stock options		6			7

Net earnings attributable to The Kroger Co. per diluted common share	$940	727	$1.29	$954	724	$1.32

The Company had combined undistributed and distributed earnings to participating securities totaling $7 and $8 in the first quarters of 2024 and 2023, respectively.

The Company had options outstanding for approximately 4 million shares and 3 million shares during the first quarters of 2024 and 2023, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

On September 8, 2023, the Company announced that it reached an agreement in principle with plaintiffs to settle the majority of opioid claims that have been or could be brought against Kroger by states in which they operate, subdivisions, and Native American tribes. Along with the execution of certain non-monetary conditions, the Company has agreed to pay up to $1,200 to states and subdivisions and $36 to Native American tribes in funding for abatement efforts, and approximately $177 to cover attorneys’ fees and costs. States, subdivisions, and the Native American tribes will have an opportunity to opt-in to participate in the settlement, and the Company will have full discretion to determine whether there is sufficient participation for the settlement to become effective. If all conditions are satisfied, the settlement would allow for the full resolution of all claims on behalf of participating states, subdivisions and Native American tribes and is not an admission of any wrongdoing or liability.

As a result, the Company concluded that the agreement in principle for the settlement of opioid claims was probable, and for which the related loss was reasonably estimable. Accordingly, in 2023, the Company recognized opioid settlement charges of $1,413, $1,113 net of tax, relating to the nationwide opioid settlement framework. This charge was included in “Operating, general and administrative” in the Company’s Consolidated Statement of Operations.

The agreement in principle described above includes payments of approximately $1,236 and $177, in equal installments over 11 years and 6 years, respectively. As of May 25, 2024, the Company recorded $284 and $1,129 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets. In the first quarter of 2024, the Company made its first annual payment for $138 into an escrow account, which is recorded in “Prepaid and other current assets” in the Company’s Consolidated Balance Sheets. This escrow payment is recorded in “Prepaid and other current assets” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows for the first quarter of 2024.

Because of the conditions remaining to satisfy, the Company cannot predict if the agreement will become effective, and whether unfavorable developments may occur. The amount of the actual loss may differ materially from the accrual estimate recorded as of May 25, 2024.

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

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2024 and 2023:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 28, 2023	$(129)	$(503)	$(632)
OCI before reclassifications(2)	91	—	91
Amounts reclassified out of AOCI(3)	1	(4)	(3)
Net current-period OCI	92	(4)	88
Balance at May 20, 2023	$(37)	$(507)	$(544)

Balance at February 3, 2024	$60	$(549)	$(489)
OCI before reclassifications(2)	70	—	70
Amounts reclassified out of AOCI(3)	2	(2)	—
Net current-period OCI	72	(2)	70
Balance at May 25, 2024	$132	$(551)	$(419)
(1)	All amounts are net of tax.
(2)	Net of tax of $26 for cash flow hedging activities for the first quarter of 2023 and $21 for the first quarter of 2024.
(3)	Net of tax of $1 for cash flow hedging activities and $(1) for pension and postretirement defined benefit plans for the first quarter of 2023. Net of tax of $1 for cash flow hedging activities for the first quarter of 2024.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2024 and 2023:

	First Quarter Ended
	May 25,	May 20,
	2024	2023
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$3	$2
Tax expense	(1)	(1)
Net of tax	2	1

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	(2)	(5)
Tax expense	—	1
Net of tax	(2)	(4)
Total reclassifications, net of tax	$—	$(3)
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

7.	INCOME TAXES

The effective income tax rate was 19.8% for the first quarter of 2024 and 22.9% for the first quarter of 2023. The effective income tax rate for the first quarter of 2024 differed from the federal statutory rate due to a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate for the first quarter of 2023 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

8.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and should be applied on a retroactive basis. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements and segment disclosures.

9.	HELD FOR SALE

During the first quarter of 2024, the Company announced a definitive agreement for the sale of its Kroger Specialty Pharmacy business, subject to customary closing conditions and any regulatory reviews, to CarelonRx, a subsidiary of Elevance Health, for approximately $485, which is expected to complete in the second half of 2024.

At May 25, 2024, the assets and liabilities related to the Company’s Kroger Specialty Pharmacy business were classified as held for sale in the Consolidated Balance Sheet. The business classified as held for sale will not be reported as discontinued operations, as the disposition does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

The “Cash and temporary cash investments” balance classified as held for sale is reflected within “Cash and temporary cash investments” in the Company’s Consolidated Statements of Cash Flows.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Consolidated Balance Sheet as of May 25, 2024:

May 25,
2024
Assets held for sale:
Cash and temporary cash investments	$17
Receivables	149
FIFO inventory	145
Prepaid and other current assets	4
Property, plant and equipment, net	13
Operating lease assets	6
Goodwill	243
Other assets	30
Total assets held for sale	$607

Liabilities held for sale:
Accounts payable	$189
Accrued salaries and wages	6
Current portion of operating lease liabilities	2
Other current liabilities	40
Noncurrent operating lease liabilities	4
Other long-term liabilities	1
Total liabilities held for sale	$242

10.	PROPOSED MERGER WITH ALBERTSONS COMPANIES, INC.

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

On September 8, 2023, the Company and Albertsons announced they entered into a definitive agreement with C&S for the sale of 413 stores, as well as the QFC, Mariano’s and Carrs brand names, the exclusive licensing rights to the Albertsons banner in Arizona, California, Colorado and Wyoming, eight distribution centers, two offices and certain other assets in connection with the proposed merger. In addition, Kroger will divest the Debi Lilly Design, Primo Taglio, Open Nature, ReadyMeals and Waterfront Bistro private label brands. On April 22, 2024, the Company and Albertsons announced they had entered into an amendment to their definitive agreement with C&S for the sale of an additional 166 stores, as well as the addition of the Haggen brand name, and revised the exclusive licensing rights granted to C&S to be the Albertsons banner in California and Wyoming and the Safeway banner in Arizona and Colorado as well. In addition, the amended agreement includes increased distribution capacity through a combination of different and larger distribution facilities, as well as expanded transition services agreements to support C&S and the addition of one dairy facility. The amended agreement also expands the corporate and office infrastructure provided to C&S. All fuel centers and pharmacies associated with the divested stores will remain with the stores and continue to operate. The stores will be divested by the Company following the closing of the proposed merger with Albertsons. The definitive amended and restated purchase agreement has customary representations and warranties and covenants of a transaction of its type. The transaction is subject to fulfillment of customary closing conditions, including clearance by the Federal Trade Commission (“FTC”) and the completion of the proposed merger. C&S will pay the Company all-cash consideration of approximately $2,900, including customary adjustments.

In connection with the merger agreement, on October 13, 2022, the Company entered into a commitment letter with certain lenders pursuant to which the lenders have committed to provide a $17,400 senior unsecured bridge term loan facility, which, if entered into, would mature 364 days after the closing date of the merger. The commitments are intended to be drawn to finance the merger with Albertsons only to the extent the Company does not arrange for alternative financing prior to closing. As alternative financing for the merger is secured, the commitments with respect to the bridge term loan facility under the commitment letter will be reduced. Fees with respect to the bridge term loan facility are included in “Other” in the Company’s Consolidated Statements of Cash Flows within “Cash Flows from Financing Activities” and will be recognized as operating, general and administrative expense in the Company’s Consolidated Statements of Operations over the commitment period.

On November 9, 2022, the Company executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the merger with Albertsons and certain other customary conditions to funding, (1) senior unsecured term loans in an aggregate principal amount of $3,000 maturing on the third anniversary of the merger closing date and (2) senior unsecured term loans in an aggregate principal amount of $1,750 maturing on the date that is 18 months after the merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities will be used to pay a portion of the consideration and other amounts payable in connection with the merger with Albertsons. The entry into the term loan credit agreement reduces the commitments under the Company’s $17,400 bridge facility commitment by $4,750 to $12,650. Borrowings under the Term Loan Facilities will bear interest at rates that vary based on the type of loan and the Company’s debt rating. In addition to the sources of financing described above, the Company expects to finance the transaction with senior notes issuances, borrowings under its commercial paper program, bank credit facility capacity and cash on hand.

On April 12, 2024, the Company reduced the bridge facility commitment by $2,000 to $10,650.

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

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “deliver,” “drive,” “enable,” “estimate,” “expect,” “future,” “goals,” “initiatives,” “intended,” “maintain,” “may,” “model,” “plan,” “position,” “strategy,” “target,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit may be affected by: the risks relating to or arising from our proposed nationwide opioid litigation settlement, including our ability to finalize and effectuate the settlement, the scope and coverage of the ultimate settlement and the expected financial or other impacts that could result from the settlement; our proposed transaction with Albertsons, including, among other things, our ability to consummate the proposed transaction and related divestiture plan, including on the terms of the merger agreement and divestiture plan, on the anticipated timeline, with the required regulatory approvals, and/or resolution of pending litigation challenging the merger; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization and seamless; and the successful integration of merged companies and new partnerships.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws, the status of pending items with various taxing authorities and the deductibility of certain expenses.

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

EXECUTIVE SUMMARY

We achieved solid first quarter results which reflect the strength and diversity of Kroger’s value creation model led by better-than-expected performance of our grocery business, which helped us manage fuel and health and wellness results that were behind expectations. By maintaining our long-term commitment to lower prices, personalized promotions and rewards and a focus on strong store execution, we are growing total and loyal households and increasing customer visits.

As inflation moderates, we expect customer sentiment to continue improving, but near term, many customers are managing economic uncertainty. The resiliency of Kroger’s model enables us to manage a variety of economic cycles and is allowing us to navigate these near-term economic headwinds. We are strengthening our grocery business, which drives the data and traffic to accelerate growth in our alternative profit businesses. We remain committed to delivering value for our customers and investing in associates which positions us well to generate attractive and sustainable returns for our shareholders.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	First Quarter Ended
	May 25,	Percentage	May 20,
	2024	Change	2023
Sales	$45,269	0.2%	$45,165
Sales without fuel	$40,311	0.6%	$40,070
Net earnings attributable to The Kroger Co.	$947	(1.6)%	$962
Adjusted net earnings attributable to The Kroger Co.	$1,047	(5.2)%	$1,104
Net earnings attributable to The Kroger Co. per diluted common share	$1.29	(2.3)%	$1.32
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.43	(5.3)%	$1.51
Operating profit	$1,294	(12.0)%	$1,470
Adjusted FIFO operating profit	$1,499	(10.2)%	$1,669
Dividends paid	$210	11.7%	$188
Dividends paid per common share	$0.29	11.5%	$0.26
Identical sales excluding fuel	0.5%	N/A	3.5%
FIFO gross margin rate, excluding fuel, bps (decrease) increase	(0.07)	N/A	0.21
OG&A rate, excluding fuel and Adjusted Items, bps increase	0.22	N/A	0.14
(Decrease) increase in total debt, including obligations under finance leases compared to prior fiscal year end	$(7)	N/A	$55
Share repurchases	$103	N/A	$29

OVERVIEW

Notable items for the first quarter of 2024 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $1.29, which represents a 2% decrease compared to the first quarter of 2023.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $1.43, which represents a 5% decrease compared to the first quarter of 2023.

●	Achieved operating profit of $1.3 billion, which represents a 12% decrease compared to the first quarter of 2023.

●	Achieved adjusted FIFO operating profit of $1.5 billion, which represents a 10% decrease compared to the first quarter of 2023.

●	Generated cash from operations of $2.3 billion, which represents an 18% decrease compared to the first quarter of 2023.

●	Cash and temporary cash investments increased by $963 million from $1.9 billion as of fiscal year end 2023 to $2.8 billion as of May 25, 2024.

●	Returned $210 million to shareholders through dividend payments.

Other Financial Results

●	Our LIFO charge was $41 million in the first quarter of 2024 compared to $99 million in the first quarter of 2023. The decrease in our LIFO charge was due to lower inflation expectations for the current year compared to last year.

●	Digital sales increased over 8% in the first quarter of 2024, compared to the first quarter of 2023. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales growth was led by the strength of our Delivery and Pickup solutions, with Delivery and Pickup solutions combining for double digit growth. Delivery solutions, which grew by 17% in the first quarter of 2024, compared to the first quarter of 2023, was driven by the growth in our Kroger Delivery network and an increase in digitally engaged households.

●	Identical sales, excluding fuel, increased 0.5% in the first quarter of 2024, compared to the first quarter of 2023. Identical sales, excluding fuel, increased primarily due to increases in total and loyal households shopping with us and increased customer visits, partially offset by a reduction in the number of items in basket.

Significant Events

●	During the first quarter of 2024, we announced a definitive agreement for the sale of our Kroger Specialty Pharmacy business, subject to customary closing conditions and any regulatory reviews, to CarelonRx, a subsidiary of Elevance Health for approximately $485 million, which is expected to complete in the second half of 2024. At May 25, 2024, the assets and liabilities related to the Company’s Kroger Specialty Pharmacy business were classified as held for sale in the Consolidated Balance Sheet. Due to the sale, we recognized a non-recurring held for sale tax adjustment of $31 million in the first quarter of 2024 and it has been reflected as an adjustment item in our results. For additional information about our sale of our Kroger Specialty Pharmacy business, see Note 9 to the Consolidated Financial Statements.

●	On April 22, 2024, Kroger and Albertsons announced they had amended their definitive agreement with C&S Wholesale Grocers, LLC (“C&S”) for the sale of assets in connection with the proposed merger, which directly responds to concerns raised by federal and state antitrust regulators regarding the original agreement. For additional information about the amended definitive agreement, see Note 10 to the Consolidated Financial Statements.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first quarter of 2024 include the following, which we define as the “2024 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $175 million, $143 million net of tax, for merger related costs (the “2024 OG&A Adjusted Item”).

●	A gain in other income (expense) of $16 million, $12 million net of tax, for the gain on investments (the “2024 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $31 million due to a held for sale income tax adjustment related to the sale of our Kroger Specialty Pharmacy business (the “2024 Income Tax Expense Adjusted Item”).

Net earnings for the first quarter of 2023 include the following, which we define as the “2023 Adjusted Items”:

●	Charges to OG&A of $40 million, $34 million net of tax, for merger related costs and $62 million, $49 million net of tax, for opioid settlement charges (the “2023 OG&A Adjusted Items”).

●	Losses in other income (expense) of $78 million, $59 million net of tax, for the unrealized loss on investments (the “2023 Other Income (Expense) Adjusted Item”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measures and related disclosure.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2024 and 2023 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	First Quarter Ended
	May 25,	May 20,	Percentage
	2024	2023	Change
Net earnings attributable to The Kroger Co.	$947	$962

(Income) expense adjustments
Adjustment for (gain) loss on investments(1)(2)	(12)	59
Adjustment for merger related costs(1)(3)	143	34
Adjustment for opioid settlement charges(1)(4)	—	49
Held for sale income tax adjustment	(31)	—
2024 and 2023 Adjusted Items	100	142

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$1,047	$1,104	(5.2)%

Net earnings attributable to The Kroger Co. per diluted common share	$1.29	$1.32

(Income) expense adjustments
Adjustment for (gain) loss on investments(5)	(0.02)	0.08
Adjustment for merger related costs(5)	0.20	0.05
Adjustment for opioid settlement charges(5)	—	0.06
Held for sale income tax adjustment(5)	(0.04)	—
2024 and 2023 Adjusted Items	0.14	0.19

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.43	$1.51	(5.3)%

Average number of common shares used in diluted calculation	727	724
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for (gain) loss on investments were $(16) in the first quarter of 2024 and $78 in the first quarter of 2023.
(3)	The pre-tax adjustment for merger related costs was $175 in the first quarter of 2024 and $40 in the first quarter of 2023. Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(4)	The pre-tax adjustment for opioid settlement charges was $62 in the first quarter of 2023.
(5)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 25,	Percentage	May 20,	Percentage
	2024	Change(1)	2023	Change(2)
Total sales to retail customers without fuel(3)	$39,967	0.6%	$39,748	3.4%
Supermarket fuel sales	4,958	(2.7)%	5,095	(13.5)%
Other sales(4)	344	6.8%	322	22.9%

Total sales	$45,269	0.2%	$45,165	1.3%
(1)	This column represents the percentage change in the first quarter of 2024, compared to the first quarter of 2023.
(2)	This column represents the percentage change in the first quarter of 2023, compared to the first quarter of 2022.
(3)	Digital sales are included in the “Total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased over 8% in the first quarter of 2024, compared to the first quarter of 2023. Digital sales growth was led by the strength of our Delivery and Pickup solutions, with Delivery and Pickup solutions combining for double digit growth. Delivery solutions, which grew by 17% in the first quarter of 2024, compared to the first quarter of 2023, was driven by the growth in our Kroger Delivery network and an increase in digitally engaged households.
(4)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increase in the first quarter of 2024, compared to the first quarter of 2023, is primarily due to an increase in data analytic services and third-party media revenue.

Total sales increased in the first quarter of 2024, compared to the first quarter of 2023, by 0.2%. The increase was primarily due to an increase in both total sales to retail customers without fuel and other sales, partially offset by a decrease in supermarket fuel sales. Total sales, excluding fuel, increased 0.6% in the first quarter of 2024, compared to the first quarter of 2023, which was primarily due to our identical sales increase, excluding fuel, of 0.5%. Identical sales, excluding fuel, for the first quarter of 2024, compared to the first quarter of 2023, increased primarily due to increases in total and loyal households shopping with us and increased customer visits, partially offset by a reduction in the number of items in basket. Total supermarket fuel sales decreased 2.7% in the first quarter of 2024, compared to the first quarter of 2023, primarily due to a decrease in the average retail fuel price of 1.6% and a decrease in fuel gallons sold of 1.2%, which was better than the average market decline in fuel gallons sold. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. Kroger Specialty Pharmacy businesses were not included in identical sales for the first quarter of 2024 due to being classified as held for sale, while they were included in identical sales for the first quarter of 2023. We include sales from Kroger Delivery powered by Ocado in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the first quarter of 2024.

Identical Sales

($ in millions)

	First Quarter Ended
	May 25,	Percentage	May 20,	Percentage
	2024	Change(1)	2023	Change(2)
Excluding Fuel	$38,900	0.5%	$38,704	3.5%
(1)	This column represents the percentage change in identical sales in the first quarter of 2024, compared to the first quarter of 2023.
(2)	This column represents the percentage change in identical sales in the first quarter of 2023, compared to the first quarter of 2022.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.41% for the first quarter of 2024, compared to 22.33% for the first quarter of 2023. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. The increase in rate in the first quarter of 2024, compared to the first quarter of 2023, resulted primarily from favorable product mix reflecting Our Brands margin performance, a decreased LIFO charge and our ability to effectively manage product costs through strong sourcing practices, partially offset by lower pharmacy margins and increased promotional price investments.

Our LIFO charge was $41 million in the first quarter of 2024, compared to $99 million in the first quarter of 2023. Our decreased LIFO charge was due to lower inflation expectations for 2024 compared to 2023.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.50% in the first quarter of 2024, compared to 22.55% in the first quarter of 2023. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate decreased 7 basis points in the first quarter of 2024, compared to the first quarter of 2023. This decrease resulted primarily from lower pharmacy margins and increased promotional price investments, partially offset by favorable product mix reflecting Our Brands margin performance and our ability to effectively manage product costs through strong sourcing practices.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 16.80% in the first quarter of 2024 and 16.37% in the first quarter of 2023. The increase in the first quarter of 2024, compared to the first quarter of 2023, resulted primarily from planned investment in associates, increased incentive plan costs and the 2024 First Quarter OG&A Adjusted Item, partially offset by the 2023 First Quarter OG&A Adjusted Items and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2024 First Quarter OG&A Adjusted Item and the 2023 First Quarter OG&A Adjusted Items, our OG&A rate increased 22 basis points in the first quarter of 2024, compared to the first quarter of 2023. This increase resulted primarily from planned investments in associates and increased incentive plan costs, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the first quarter of 2024, compared to the first quarter of 2023.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the first quarter of 2024, compared to the first quarter of 2023. This increase was primarily due to additional depreciation associated with higher capital investments during the rolling four quarter period ending with the first quarter of 2024 and a decrease in the average useful life on these capital investments.

Operating Profit and FIFO Operating Profit

Operating profit was $1.3 billion, or 2.9% of sales, for the first quarter of 2024, compared to $1.5 billion, or 3.3% of sales, for the first quarter of 2023. Operating profit, as a percentage of sales, decreased 40 basis points in the first quarter of 2024, compared to the first quarter of 2023, due to increased OG&A expenses, as a percentage of sales, a decrease in fuel operating profit and a lower FIFO gross margin rate, partially offset by a decreased LIFO charge.

FIFO operating profit was $1.3 billion, or 3.0% of sales, for the first quarter of 2024, compared to $1.6 billion, or 3.5% of sales, for the first quarter of 2023. FIFO operating profit, as a percentage of sales, excluding the 2024 and 2023 Adjusted Items, decreased 36 basis points in the first quarter of 2024, compared to the first quarter of 2023, due to increased OG&A expenses, as a percentage of sales, a decrease in fuel operating profit and a lower FIFO gross margin rate.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2024 and 2023 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	First Quarter Ended
	May 25,	May 20,
	2024	2023
Operating profit	$1,294	$1,470
LIFO charge	41	99

FIFO Operating profit	1,335	1,569

Adjustment for merger related costs(1)	175	40
Adjustment for opioid settlement charges(2)	—	62
Other	(11)	(2)

2024 and 2023 Adjusted items	164	100

Adjusted FIFO operating profit excluding the adjusted items above	$1,499	$1,669
(1)	Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(2)	Opioid settlement charges include the settlement with the State of West Virginia.

Interest Expense

Interest expense decreased for the first quarter of 2024, compared to the first quarter of 2023. This decrease was primarily due to increased interest income earned on our cash and temporary cash investments due to increased balances of cash and temporary cash investments throughout the first quarter of 2024, compared to the first quarter of 2023, and decreased average total outstanding debt throughout the first quarter 2024, compared to the first quarter of 2023.

Income Taxes

The effective income tax rate was 19.8% for the first quarter of 2024 and 22.9% for the first quarter of 2023. The effective income tax rate for the first quarter of 2024 differed from the federal statutory rate due to a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate for the first quarter of 2023 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $1.29 per diluted share for the first quarter of 2024 represented a decrease of 2.3% compared to net earnings of $1.32 per diluted share for the first quarter of 2023. Adjusted net earnings of $1.43 per diluted share for the first quarter of 2024 represented a decrease of 5.3% compared to adjusted net earnings of $1.51 per diluted share for the first quarter of 2023. The decrease in adjusted net earnings per diluted share resulted primarily from decreased FIFO operating profit, excluding fuel, and decreased fuel earnings, partially offset by a decreased LIFO charge, lower interest expense and lower income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase in cash and temporary cash investments for the first quarter of 2024 and 2023:

	First Quarter Ended
	May 25,	May 20,
	2024	2023
Net cash provided by (used in)
Operating activities	$2,342	$2,860
Investing activities	(1,014)	(947)
Financing activities	(348)	(296)
Net increase in cash and temporary cash investments	$980	$1,617

Net cash provided by operating activities

We generated $2.3 billion of cash from operations in the first quarter of 2024 compared to $2.9 billion in the first quarter of 2023. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $2.1 billion of operating cash flow in the first quarter of 2024 compared to $2.4 billion in the first quarter of 2023. Cash provided by operating activities for changes in operating assets and liabilities, including working capital, was $193 million in the first quarter of 2024 compared to $502 million in the first quarter of 2023. The decrease in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	Cash flows for accounts receivable were less favorable in the first quarter of 2024, compared to the first quarter of 2023, primarily due to a decrease in pharmacy receivables at the end of the first quarter of 2023, compared to fiscal year end 2022, primarily due to the termination of our agreement with Express Scripts; and

●	Cash flows for prepaid and other current assets were less favorable in the first quarter of 2024, compared to the first quarter of 2023, primarily due to the following:

o	an increase in prepaid and other current assets at the end of the first quarter of 2024, compared to fiscal year end 2023, primarily related to an escrow payment for settlement charges under the nationwide opioid settlement framework; and

o	a decrease in prepaid and other current assets at the end of the first quarter of 2023, compared to fiscal year end 2022, primarily related to prepaid medical benefit costs;

●	Partially offset by cash flows for accounts payable were more favorable in the first quarter of 2024, compared to the first quarter of 2023, due to an increase in accounts payable at the end of the first quarter of 2024, compared to fiscal year end 2023, primarily due to timing of payments and management’s focus on working capital improvements.

Net cash used by investing activities

Investing activities used cash of $1.0 billion in the first quarter of 2024 compared to $947 million in the first quarter of 2023. The amount of cash used by investing activities increased in the first quarter of 2024, compared to the first quarter of 2023, primarily due to increased payments for property and equipment, which was partially offset by an increase in proceeds from the sale of assets related to the sale of an equity investment in the first quarter of 2024.

Net cash used by financing activities

The cash used of $348 million for financing activities in the first quarter of 2024 was consistent to the cash used of $296 million in the first quarter of 2023.

Capital Investments

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $1.2 billion for the first quarter of 2024 compared to $1.1 billion for the first quarter of 2023. During the rolling four quarter period ended with the first quarter of 2024, we opened, expanded, relocated or acquired 14 supermarkets and completed 175 major within-the-wall remodels. We define a major remodel as a project that exceeds a cost of $20 per square foot. Total supermarket square footage at the end of the first quarter of 2024 remained consistent with the end of the first quarter of 2023. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2024 increased 0.4% over the end of the first quarter of 2023.

Debt Management

As of May 25, 2024, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of May 25, 2024, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of May 25, 2024.

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

On November 9, 2022, we executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the proposed merger with Albertsons and certain other customary conditions to funding, (1) senior unsecured term loans in an aggregate principal amount of $3.0 billion maturing on the third anniversary of the proposed merger closing date and (2) senior unsecured term loans in an aggregate principal amount of $1.75 billion maturing on the date that is 18 months after the proposed merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities will be used to pay a portion of the consideration and other amounts payable in connection with the proposed merger with Albertsons. The duration of the Term Loan Facilities will allow us to achieve our net total debt to adjusted EBITDA ratio target range of 2.30 to 2.50 within the first 18 to 24 months after the proposed merger closing date. The entry into the term loan credit agreement reduced the commitments under our bridge facility commitment letter from $17.4 billion to $12.65 billion. On April 12, 2024, Kroger further reduced the bridge facility commitment from $12.65 billion to $10.65 billion. Borrowings under the Term Loan Facilities will bear interest at rates that vary based on the type of loan and our debt rating.

Our bank credit facility contains a financial covenant. As of May 25, 2024, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, of $12.2 billion as of May 25, 2024, remained consistent to our fiscal year end 2023 debt of $12.2 billion. During the first quarter of 2024, we did not have any payments or issuances of senior notes or activity that occurred on our revolving credit facility.

Common Share Repurchase Programs

During the first quarter of 2024, we invested $103 million to repurchase approximately 1.9 million Kroger common shares at an average price of $54.98 per share. The shares repurchased in the first quarter of 2024 were reacquired under a share repurchase program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

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

Liquidity Needs

We held cash and temporary cash investments of $2.8 billion as of May 25, 2024, which reflects our elevated operating performance over the last few years and paused share repurchase program. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of May 25, 2024, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

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

For additional information about our debt activity in the first quarter of 2024, see Note 2 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from those estimates. There has been no material change to our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Interim Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 25, 2024, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Interim Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended May 25, 2024. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended May 25, 2024.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Incorporated by reference herein is information regarding certain legal proceedings in which we are involved as set forth under “Litigation” contained in Note 5 – “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
February 4, 2024 to March 2, 2024	143,000	$47.11	143,000	$1,000
Second four weeks
March 3, 2024 to March 30, 2024	2,154,432	$55.56	1,365,700	$1,000
Third four weeks
March 31, 2024 to April 27, 2024	191,507	$56.53	191,200	$1,000
Fourth four weeks
April 28, 2024 to May 25, 2024	168,760	$55.01	168,700	$1,000
Total	2,657,699	$55.14	1,868,600	1,000
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2024 contained four 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 789,099 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2022 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

Item 5. Other Information.

(c)

In the first quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

EXHIBIT 31.1*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Executive Officer.

EXHIBIT 31.2*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Financial Officer.

EXHIBIT 32.1*	-	Section 1350 Certifications.

EXHIBIT 101.INS*	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*		XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104		Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: June 28, 2024	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: June 28, 2024	By:	/s/ Todd A. Foley
Todd A. Foley
Interim Chief Financial Officer and Senior Vice President