Form 10-Q
period 2024-08-17
KROGER CO
filed 2024-09-20
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 17, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 723,486,278 shares of Common Stock ($1 par value) outstanding as of September 17, 2024.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 17,	August 12,	August 17,	August 12,
(In millions, except per share amounts)	2024	2023	2024	2023
Sales	$33,912	$33,853	$79,181	$79,018

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,261	26,475	61,385	61,555
Operating, general and administrative	5,886	6,935	13,490	14,328
Rent	199	206	469	470
Depreciation and amortization	751	716	1,728	1,674

Operating profit (loss)	815	(479)	2,109	991

Other income (expense)
Interest expense	(84)	(93)	(207)	(247)
Non-service component of company-sponsored pension plan benefits	3	8	6	17
(Loss) gain on investments	(121)	367	(105)	290

Net earnings (loss) before income tax expense	613	(197)	1,803	1,051

Income tax expense (benefit)	148	(18)	382	268

Net earnings (loss) including noncontrolling interests	465	(179)	1,421	783
Net income (loss) attributable to noncontrolling interests	(1)	1	8	1

Net earnings (loss) attributable to The Kroger Co.	$466	$(180)	$1,413	$782

Net earnings (loss) attributable to The Kroger Co. per basic common share	$0.64	$(0.25)	$1.94	$1.08

Average number of common shares used in basic calculation	723	719	722	718

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$0.64	$(0.25)	$1.93	$1.07

Average number of common shares used in diluted calculation	727	719	728	725

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 17,	August 12,	August 17,	August 12,
(In millions)	2024	2023	2024	2023
Net earnings (loss) including noncontrolling interests	$465	$(179)	$1,421	$783

Other comprehensive (loss) income
Change in pension and other postretirement defined benefit plans, net of income tax(1)	—	(3)	(2)	(7)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	(123)	105	(53)	196
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	2	2	4	3

Total other comprehensive (loss) income	(121)	104	(51)	192

Comprehensive income (loss)	344	(75)	1,370	975
Comprehensive (loss) income attributable to noncontrolling interests	(1)	1	8	1
Comprehensive income (loss) attributable to The Kroger Co.	$345	$(76)	$1,362	$974
(1)	Amount is net of tax of $(1) for the second quarters of 2024 and 2023. Amount is net of tax of $(1) for the first two quarters of 2024 and $(2) for the first two quarters of 2023.
(2)	Amount is net of tax of $(37) for the second quarter of 2024 and $33 for the second quarter of 2023. Amount is net of tax of $(16) for the first two quarters of 2024 and $59 for the first two quarters of 2023.
(3)	Amount is net of tax of $1 for the first two quarters of 2024 and 2023.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 17,	February 3,
(In millions, except par amounts)	2024	2024
ASSETS
Current assets
Cash and temporary cash investments	$2,786	$1,883
Store deposits in-transit	1,091	1,215
Receivables	2,149	2,136
FIFO inventory	9,014	9,414
LIFO reserve	(2,371)	(2,309)
Assets held for sale	589	—
Prepaid and other current assets	805	609
Total current assets	14,063	12,948

Property, plant and equipment, net	25,708	25,230
Operating lease assets	6,786	6,692
Intangibles, net	866	899
Goodwill	2,673	2,916
Other assets	1,347	1,820

Total Assets	$51,443	$50,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$196	$198
Current portion of operating lease liabilities	666	670
Accounts payable	10,344	10,381
Accrued salaries and wages	1,261	1,323
Liabilities held for sale	192	—
Other current liabilities	3,473	3,486
Total current liabilities	16,132	16,058

Long-term debt including obligations under finance leases	12,034	12,028
Noncurrent operating lease liabilities	6,485	6,351
Deferred income taxes	1,531	1,579
Pension and postretirement benefit obligations	377	385
Other long-term liabilities	2,372	2,503

Total Liabilities	38,931	38,904

Commitments and contingencies see Note 5

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2024 and 2023	1,918	1,918
Additional paid-in capital	3,987	3,922
Accumulated other comprehensive loss	(540)	(489)
Accumulated earnings	27,917	26,946
Common shares in treasury, at cost, 1,194 shares in 2024 and 1,198 shares in 2023	(20,764)	(20,682)

Total Shareowners’ Equity - The Kroger Co.	12,518	11,615
Noncontrolling interests	(6)	(14)

Total Equity	12,512	11,601

Total Liabilities and Equity	$51,443	$50,505

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 17,	August 12,
(In millions)	2024	2023
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,421	$783
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,728	1,674
Operating lease asset amortization	327	330
LIFO charge	62	102
Share-based employee compensation	89	92
Deferred income taxes	(31)	(278)
Gain on the sale of assets	(9)	(43)
Loss (gain) on investments	105	(290)
Other	41	78
Changes in operating assets and liabilities:
Store deposits in-transit	124	(14)
Receivables	(256)	227
Inventories	271	630
Prepaid and other current assets	(202)	68
Accounts payable	176	403
Accrued expenses	(74)	(359)
Income taxes receivable and payable	95	252
Operating lease liabilities	(296)	(378)
Other	(107)	1,087

Net cash provided by operating activities	3,464	4,364

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,179)	(1,954)
Proceeds from sale of assets	309	89
Other	(35)	70

Net cash used by investing activities	(1,905)	(1,795)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(99)	(708)
Dividends paid	(420)	(376)
Proceeds from issuance of capital stock	93	36
Treasury stock purchases	(116)	(47)
Other	(100)	(69)

Net cash used by financing activities	(642)	(1,164)

Net increase in cash and temporary cash investments	917	1,405

Cash and temporary cash investments:
Beginning of year	1,883	1,015
End of period see Note 9	$2,800	$2,420

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,179)	$(1,954)
Payments for lease buyouts	46	—
Changes in construction-in-progress payables	57	183
Total capital investments, excluding lease buyouts	$(2,076)	$(1,771)

Disclosure of cash flow information:
Cash paid during the year for interest	$192	$308
Cash paid during the year for income taxes	$197	$290

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 3, 2024	1,918	$1,918	$3,922	1,198	$(20,682)	$(489)	$26,946	$(14)	$11,601
Issuance of common stock:
Stock options exercised	—	—	—	(3)	85	—	—	—	85
Restricted stock issued	—	—	(76)	(1)	33	—	—	—	(43)
Treasury stock activity:
Stock options exchanged	—	—	—	2	(103)	—	—	—	(103)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of tax of $22	—	—	—	—	—	70	—	—	70
Other	—	—	81	—	(81)	—	—	—	—
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(210)	—	(210)
Net earnings including noncontrolling interests	—	—	—	—	—	—	947	9	956

Balances at May 25, 2024	1,918	$1,918	$3,984	1,196	$(20,748)	$(419)	$27,683	$(5)	$12,413
Issuance of common stock:
Stock options exercised	—	—	—	—	8	—	—	—	8
Restricted stock issued	—	—	(96)	(2)	56	—	—	—	(40)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(13)	—	—	—	(13)
Share-based employee compensation	—	—	32	—	—	—	—	—	32
Other comprehensive income net of tax of ($38)	—	—	—	—	—	(121)	—	—	(121)
Other	—	—	67	—	(67)	—	—	—	—
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(232)	—	(232)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	466	(1)	465

Balances at August 17, 2024	1,918	$1,918	$3,987	1,194	$(20,764)	$(540)	$27,917	$(6)	$12,512

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the second quarters ended August 17, 2024 and August 12, 2023 includes the results of operations of the Company for the 12 and 28 week periods then ended.

Reclassifications

In the fourth quarter of 2023, the Company retrospectively reclassified certain liabilities from “Other current liabilities” to “Accounts payable” on the Consolidated Balance Sheets to better align the presentation of liabilities associated with its third-party financing arrangements and other current liabilities on the Consolidated Balance Sheets with management’s internal reporting. A similar reclassification was made to the Consolidated Statement of Cash Flows resulting in a change to “Accounts payable” and “Accrued expenses” within “Net cash provided by operating activities” for the quarter ended August 12, 2023. The reclassification did not affect total current liabilities on the Company’s Consolidated Balance Sheet or total operating cash flows on the Consolidated Statement of Cash Flows.

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

The fair value of all financial instruments, measured using Level 1 inputs, was $225 and $578 as of August 17, 2024 and February 3, 2024, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for the Company’s Level 1 investments of approximately $73 and an unrealized gain of approximately $91 for the first two quarters of 2024 and 2023, respectively, is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. An unrealized gain for the Company’s Level 1 investments of approximately $12 and $255 for the second quarters of 2024 and 2023, respectively, is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

In the first quarter of 2024, the Company fully exited its position in a Level 1 equity investment, receiving proceeds totaling approximately $303, resulting in a realized gain of $23, which is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

The Company's forward-starting interest rate swaps and treasury lock agreements are considered Level 2 instruments.  The Company values these forward-starting interest rate swaps and treasury locks using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.  Refer to Note 2 for the disclosure of forward-starting interest rate swaps and treasury lock fair values.

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

As of August 17, 2024 and February 3, 2024, the Company had $327 and $325, respectively, in “Accounts payable” in the Company’s Consolidated Balance Sheets associated with financing arrangements.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	August 17,	February 3,
	2024	2024
1.70% to 8.00% Senior Notes due through 2049	$9,128	$9,123
Other	1,046	1,064

Total debt, excluding obligations under finance leases	10,174	10,187
Less current portion	(23)	(25)

Total long-term debt, excluding obligations under finance leases	$10,151	$10,162

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 17, 2024 and February 3, 2024. At August 17, 2024, the fair value of total debt was $9,472 compared to a carrying value of $10,174. At February 3, 2024, the fair value of total debt was $9,401 compared to a carrying value of $10,187.

In the second quarter of 2024, the Company terminated five forward-starting interest rate swaps with a maturity date of August 1, 2027 and an aggregate notional amount totaling $5,350. These forward-starting interest rate swaps were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt that was issued in the third quarter of 2024.  A notional amount of $2,350 of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP.  Accordingly, the unamortized gain of $48, $36 net of tax, has been deferred in accumulated other comprehensive income and will be amortized to earnings as the interest payments are made.  The remainder of the notional amount of $3,000 of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges were recognized through net earnings.  In the second quarters of 2024 and 2023, the Company recognized a realized loss of $133 and an unrealized gain of $112, respectively, related to these forward-starting interest rate swaps that is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.  During the first two quarters of 2024 and 2023, the Company recognized a realized loss of $55 and an unrealized gain of $199, respectively, related to these forward-starting interest rate swaps that is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

In the second quarter of 2024, the Company entered into two 10-year treasury lock agreements with an aggregate notional amount of $2,100 and a weighted-average interest rate of 3.91% and two 30-year treasury lock agreements with an aggregate notional amount of $3,250 and a weighted-average interest rate of 4.11%.  These treasury locks are an agreement used to hedge the U.S. Treasury benchmark interest rate associated with future interest payments on the forecasted issuance of fixed-rate debt that was issued in the third quarter of 2024.  These treasury locks were designated as cash-flow hedges as defined by GAAP. Accordingly, the changes in fair value of these treasury locks are recorded to accumulated other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings.  As of August 17, 2024, the fair value of these treasury locks was recorded in “Other assets” for $9 and accumulated other comprehensive income for $7, net of tax.

For additional information about the Company’s unsecured bridge loan facility and term loan credit agreement, see Note 10 to the Consolidated Financial Statements.  For additional information about the Company’s completed senior notes issuances in the amount of $10,500, amended and restated unsecured revolving credit facility and the termination of the treasury locks, in each case completed subsequent to the second quarter of 2024, see Note 11 to the Consolidated Financial Statements.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the second quarters of 2024 and 2023:

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 17,	August 12,	August 17,	August 12,
	2024	2023	2024	2023
Components of net periodic benefit cost (benefit):
Service cost	$1	$3	$1	$1
Interest cost	30	29	2	2
Expected return on plan assets	(34)	(35)	—	—
Amortization of:
Prior service cost	—	—	(1)	(3)
Actuarial loss (gain)	2	2	(2)	(3)

Net periodic benefit cost (benefit)	$(1)	$(1)	$—	$(3)

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2024 and 2023:

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 17,	August 12,	August 17,	August 12,
	2024	2023	2024	2023
Components of net periodic benefit cost (benefit):
Service cost	$3	$9	$2	$2
Interest cost	71	69	5	3
Expected return on plan assets	(79)	(80)	—	—
Amortization of:		0		0
Prior service cost	—	—	(2)	(6)
Actuarial loss (gain)	5	4	(6)	(7)

Net periodic benefit cost (benefit)	$—	$2	$(1)	$(8)

The Company is not required to make any contributions to its company-sponsored pension plans in 2024 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first two quarters of 2024 or 2023.

The Company contributed $177 and $179 to employee 401(k) retirement savings accounts in the first two quarters of 2024 and 2023, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 17, 2024			August 12, 2023
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings (loss) attributable to The Kroger Co. per basic common share	$463	723	$0.64	$(179)	719	$(0.25)
Dilutive effect of stock options		4			—

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$463	727	$0.64	$(179)	719	$(0.25)

	Two Quarters Ended			Two Quarters Ended
	August 17, 2024			August 12, 2023
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,403	722	$1.94	$775	718	$1.08
Dilutive effect of stock options		6			7

Net earnings attributable to The Kroger Co. per diluted common share	$1,403	728	$1.93	$775	725	$1.07

The Company had combined undistributed and distributed earnings to participating securities totaling $3 and $(1) in the second quarters of 2024 and 2023, respectively. For the first two quarters of 2024 and 2023, the Company had combined undistributed and distributed earnings to participating securities of $10 and $7, respectively.

The Company had options outstanding for approximately 4 million shares during the second quarter of 2024 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. In the second quarter of 2023, there was no dilutive effect of stock options due to the Company having a net loss. The Company had options outstanding for approximately 3 million shares during both the first two quarters of 2024 and 2023 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

The agreement in principle described above includes payments of approximately $1,236 and $177, in equal installments over 11 years and 6 years, respectively. As of August 17, 2024 and February 3, 2024, the Company recorded $284 and $1,129 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets. In the first quarter of 2024, the Company made its first annual payment for $138 into an escrow account, which is recorded in “Prepaid and other current assets” in the Company’s Consolidated Balance Sheets. This escrow payment is recorded in “Prepaid and other current assets” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows for the first two quarters ended August 17, 2024.

During the second quarter of 2024, certain states confirmed their participation or lack of participation in the agreement in principle described above, which resulted in immaterial changes to the settlement amount and timing of payments.

Because of the conditions remaining to satisfy, the Company cannot predict if the agreement will become effective, and whether unfavorable developments may occur. The amount of the actual loss may differ materially from the accrual estimate recorded as of August 17, 2024.

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

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2024 and 2023:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 28, 2023	$(129)	$(503)	$(632)
OCI before reclassifications(2)	196	—	196
Amounts reclassified out of AOCI(3)	3	(7)	(4)
Net current-period OCI	199	(7)	192
Balance at August 12, 2023	$70	$(510)	$(440)

Balance at February 3, 2024	$60	$(549)	$(489)
OCI before reclassifications(2)	(53)	—	(53)
Amounts reclassified out of AOCI(3)	4	(2)	2
Net current-period OCI	(49)	(2)	(51)
Balance at August 17, 2024	$11	$(551)	$(540)
(1)	All amounts are net of tax.
(2)	Net of tax of $59 for cash flow hedging activities for the first two quarters of 2023 and $(16) for the first two quarters of 2024.
(3)	Net of tax of $1 for cash flow hedging activities and $(2) for pension and postretirement defined benefit plans for the first two quarters of 2023. Net of tax of $1 for cash flow hedging activities and $(1) for pension and postretirement defined benefit plans for the first two quarters of 2024.

The following table represents the items reclassified out of AOCI and the related tax effects for the first two quarters of 2024 and 2023:

	Second Quarter Ended		Two Quarters Ended
	August 17,	August 12,	August 17,	August 12,
	2024	2023	2024	2023
Cash flow hedging activity items
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$5	$4
Tax expense	—	—	(1)	(1)
Net of tax	2	2	4	3

Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension cost(2)	(1)	(4)	(3)	(9)
Tax expense	1	1	1	2
Net of tax	—	(3)	(2)	(7)
Total reclassifications, net of tax	$2	$(1)	$2	$(4)
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

7.	INCOME TAXES

The effective income tax rate was 24.1% for the second quarter of 2024 and 9.1% for the second quarter of 2023. The effective income tax rate was 21.2% for the first two quarters of 2024 and 25.5% for the first two quarters of 2023. The effective income tax rate for the second quarter of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective tax rate for the first two quarters of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions. The effective income tax rate for the second quarter of 2023 reflects a tax benefit resulting from the pre-tax loss that occurred in the second quarter of 2023. The tax benefit was reduced by the nondeductible portion of opioid settlement charges, partially offset by the effect of state income taxes and the utilization of tax credits and deductions. The effective income tax rate for the first two quarters of 2023 differed from the federal statutory rate primarily due to the nondeductible portion of opioid settlement charges and the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

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

At August 17, 2024, the assets and liabilities related to the Company’s Kroger Specialty Pharmacy business were classified as held for sale in the Consolidated Balance Sheet. The business classified as held for sale will not be reported as discontinued operations, as the disposition does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

The “Cash and temporary cash investments” balance classified as held for sale is reflected within “Cash and temporary cash investments” in the Company’s Consolidated Statements of Cash Flows.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Consolidated Balance Sheet as of August 17, 2024:

August 17,
2024
Assets held for sale:
Cash and temporary cash investments	$14
Receivables	152
FIFO inventory	129
Prepaid and other current assets	3
Property, plant and equipment, net	15
Operating lease assets	6
Goodwill	243
Other assets	27
Total assets held for sale	$589

Liabilities held for sale:
Accounts payable	$156
Accrued salaries and wages	5
Current portion of operating lease liabilities	2
Other current liabilities	24
Noncurrent operating lease liabilities	4
Other long-term liabilities	1
Total liabilities held for sale	$192

10.	PROPOSED MERGER WITH ALBERTSONS COMPANIES, INC.

As previously disclosed, on October 13, 2022, the Company entered into a merger agreement with Albertsons Companies, Inc. (“Albertsons”) pursuant to which all of the outstanding shares of Albertsons common and preferred stock (on an as converted basis) automatically will be converted into the right to receive $34.10 per share, subject to certain reductions described below.

The per share cash purchase price of $34.10 payable to Albertsons shareholders in the merger was reduced by an amount equal to $6.85, which was the per share amount of a special pre-closing cash dividend that was paid on January 20, 2023 to Albertsons shareholders of record as of October 24, 2022. The adjusted per share cash purchase price is expected to be $27.25.

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

On September 8, 2023, the Company and Albertsons announced they entered into a definitive agreement with C&S for the sale of 413 stores, as well as the QFC, Mariano’s and Carrs banners, the exclusive licensing rights to the Albertsons banner in Arizona, California, Colorado and Wyoming, eight distribution centers, two offices and certain other assets in connection with the proposed merger. In addition, Kroger will divest the Debi Lilly Design, Primo Taglio, Open Nature, ReadyMeals and Waterfront Bistro private label brands. On April 22, 2024, the Company and Albertsons announced they had entered into an amended and restated purchase agreement with respect to their definitive agreement with C&S, which provided for the sale of an additional 166 stores, as well as the addition of the Haggen banner, and revision of the exclusive licensing rights such that in Arizona and Colorado, the exclusive licensing rights are to the Safeway banner rather than the Albertsons banner, with the exclusive licensing of the Albertsons banner in California and Wyoming remaining unchanged. In addition, the amended and restated agreement includes increased distribution services agreements to support C&S through a combination of different and larger distribution facilities, and expanded transition services agreement to support C&S and the addition of one dairy facility. The amended and restated agreement also provides C&S with access to the Signature and O Organics private label brands and expands the corporate and office infrastructure provided to C&S. All fuel centers and pharmacies associated with the divested stores will remain with the stores. The stores will be divested by the Company following the closing of the merger. The definitive amended and restated purchase agreement has customary representations and warranties and covenants of a transaction of its type. The divestiture is subject to fulfillment of customary closing conditions, including clearance by the Federal Trade Commission (“FTC”) and the completion of the merger. C&S will pay the Company all cash consideration of approximately $2,761, subject to certain customary adjustments. In addition, there will be a separate future transaction for the sale of select warehouse inventory, which is not expected to occur until after the closing of the merger.

In connection with the merger agreement, on October 13, 2022, the Company entered into a commitment letter with certain lenders pursuant to which the lenders have committed to provide a $17,400 senior unsecured bridge term loan facility, which, if entered into, would mature 364 days after the closing date of the merger. The commitments are intended to be drawn to finance the merger with Albertsons only to the extent the Company does not arrange for alternative financing prior to closing. As alternative financing for the merger is secured, the commitments with respect to the bridge term loan facility under the commitment letter will be reduced. On July 26, 2024, the Company and the commitment parties under the bridge facility agreed to extend the outside date with respect to the bridge facility commitments to the earlier of the Merger Outside Date (as defined herein) and December 31, 2024. Fees with respect to the bridge term loan facility are included in “Other” in the Company’s Consolidated Statements of Cash Flows within “Cash Flows from Financing Activities” and will be recognized as operating, general and administrative expense in the Company’s Consolidated Statements of Operations over the commitment period.

On November 9, 2022, the Company executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the merger with Albertsons and certain other customary conditions to funding, (1) senior unsecured term loans in an aggregate principal amount of $3,000 maturing on the third anniversary of the merger closing date and (2) senior unsecured term loans in an aggregate principal amount of $1,750 maturing on the date that is 18 months after the merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities will be used to pay a portion of the consideration and other amounts payable in connection with the merger with Albertsons. The entry into the term loan credit agreement reduces the commitments under the Company’s $17,400 bridge facility commitment by $4,750 to $12,650. In August 2024, the Company announced that it intends to enter into a second amendment to the term loan agreement to, among other things, amend certain covenants applicable thereto. Borrowings under the Term Loan Facilities will bear interest at rates that vary based on the type of loan and the Company’s debt rating. In addition to the sources of financing described above, the Company expects to finance the transaction with senior notes issuances, borrowings under its commercial paper program, bank credit facility capacity and cash on hand. See Note 11 to the Consolidated Financial Statements for more information.

On April 12, 2024, the Company and the lenders to the bridge facility, at the Company’s request, further reduced the bridge facility commitment by $2,000 to $10,650.

In accordance with and subject to the merger agreement, Albertsons has extended, and either party may continue to extend, the original outside date of January 13, 2024 from time to time in 30-day increments for up to 270 days in the aggregate ending on October 9, 2024 (as may be extended or waived by the terms of the merger agreement, the “Merger Outside Date”). The Company will be obligated to pay a termination fee of $600 million if the merger agreement is terminated by either party in connection with the occurrence of the Merger Outside Date, and, at the time of such termination, all closing conditions other than regulatory approval have been satisfied. The expected timing of the consummation of the merger is unclear and subject to a number of regulatory obstacles, including the administrative and court proceedings instituted by the FTC and various states, as further described herein.

On February 26, 2024, the FTC instituted an administrative proceeding (the “FTC Administrative Proceeding”) to prohibit the merger. Simultaneously, the FTC (joined by nine states) filed the FTC Federal Litigation in the United States District Court for the District of Oregon (the “FTC Federal Litigation”) requesting a preliminary injunction to block the merger. On January 15, 2024 and February 14, 2024, the attorneys general of Washington and Colorado, respectively, filed suit in their respective state courts, also seeking to enjoin the merger. In the FTC Federal Litigation, the Company and Albertsons have stipulated to a temporary restraining order that prevents the merger from closing until after 11:59 PM Eastern Time on the fifth business day after the court rules on the FTC’s motion for a preliminary injunction or until after the date set by the court, whichever is later. On July 12, 2024, the FTC administrative law judge recessed the evidentiary portion of the FTC Administrative Proceeding until after the conclusion of the FTC Federal Litigation. A preliminary injunction hearing in the FTC Federal Litigation began on August 26, 2024. In the Colorado case, the court has scheduled a permanent injunction hearing to begin on September 30, 2024 and Kroger and Albertsons have stipulated to a preliminary injunction that prevents the merger from closing until five business days after the Colorado court rules on the Colorado attorney general’s request for a permanent injunction (in the event the Colorado court denies such request). In the Washington case, a trial on the Washington attorney general’s request for a permanent injunction is scheduled to begin on September 16, 2024 and Kroger and Albertsons have committed that they will not close the merger until five days after the Washington court rules on the request for a permanent injunction (so long as such ruling occurs on or before September 26, 2024). In addition to these governmental actions, private plaintiffs have filed suit in the United States District Court for the Northern District of California also seeking to enjoin the transaction. That case is stayed pending resolution of the FTC’s motion for a preliminary injunction in the FTC Federal Litigation.

11.SUBSEQUENT EVENTS

On August 20, 2024, the Company issued $1,000 of its 4.70% Senior Notes due 2026 (the “2026 notes”); $1,000 of its 4.60% Senior Notes due 2027 (the “2027 notes”); $1,400 of its 4.65% Senior Notes due 2029 (the “2029 notes”); $1,300 of its 4.90% Senior Notes due 2031 (the “2031 notes”); $2,200 of its 5.00% Senior Notes due 2034 (the “2034 notes”); $2,100 of its 5.50% Senior Notes due 2054 (the “2054 notes”); and $1,500 of its 5.65% Senior Notes due 2064 (the “2064 notes”).  The Company expects to use the net proceeds of the issuances to pay a portion of the cash consideration for its proposed merger with Albertsons.  The 2026 notes, 2027 notes, 2029 notes and the 2031 notes are subject to a special mandatory redemption (at a price equal to 101% of the aggregate principal amount of such series of notes plus accrued and unpaid interest to, but excluding, the date of the special mandatory redemption) under certain circumstances if the proposed merger is terminated or does not close by an agreed upon date. If the proposed merger with Albertsons is not completed, the Company expects to use the net proceeds of the 2034 notes, the 2054 notes and the 2064 notes for general corporate purposes. Due to the senior notes issuances, the Company terminated the commitment letter for the bridge term loan facility.

In connection with the senior notes issuances, the Company terminated treasury lock agreements with an aggregate notional amount of $5,350.  Since these treasury locks were classified as cash flow hedges, the unamortized loss of $56, $43 net of tax, has been deferred in accumulated other comprehensive loss and will continue to amortize to earnings as the interest payments are made.

On August 15, 2024, the Company commenced an exchange offer for any and all outstanding notes (the “ACI Notes”) issued by Albertsons and certain of its subsidiaries for up to approximately $7,442 aggregate principal amount of new senior notes to be issued by the Company and cash. In conjunction with the exchange offers (the “Exchange Offers”), the Company concurrently solicited consents (collectively, the “Consent Solicitations”) to adopt certain proposed amendments (the “Proposed Amendments”) to each of the indentures (each an “ACI Indenture” and, collectively, the “ACI Indentures”) governing the ACI Notes.

On August 29, 2024, the Company announced that it has received the requisite number of consents to adopt the Proposed Amendments with respect to certain series of ACI Notes (the “Consented Series”) based on the early tenders in the Exchange Offers and Consent Solicitations. The applicable parties to the applicable ACI Indentures executed supplemental indentures to the applicable ACI Indentures implementing the Proposed Amendments with respect to the Consented Series, which will not become operative until the settlement of the Exchange Offers. The Company has announced that it has extended the expiration date of the Exchange Offers with respect to all series of ACI Notes, and that it has extended the expiration date of the Consent Solicitations with respect to the series of ACI Notes that had not yet received requisite consents, in each case to September 27, 2024. The Company may further extend the expiration date in its discretion.

On September 13, 2024, the Company entered into a $5,000 unsecured revolving credit facility (the “Credit Agreement”), with a termination date of September 13, 2029, unless extended as permitted under the Credit Agreement. This Credit Agreement amended the Company’s $2,750 credit facility that would otherwise have terminated on July 6, 2026.  Under the Credit Agreement, the aggregate amount of initial commitments under the revolving credit facility is $2,750, which will be increased by $2,250 to $5,000 upon the closing date of the proposed merger with Albertsons. The Company also made conforming changes to its existing term loan credit agreement in connection with the foregoing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “accelerate,” “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “deliver,” “drive,” “enable,” “estimate,” “expect,” “future,” “goals,” “initiatives,” “intended,” “maintain,” “may,” “model,” “plan,” “position,” “strategy,” “target,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: our proposed transaction with Albertsons, including, among other things, our ability to consummate the proposed transaction and related divestiture plan, including on the terms of the merger agreement and divestiture plan, on the anticipated timeline, with the required regulatory approvals, and/or resolution of pending litigation challenging the merger; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; the successful integration of merged companies and new partnerships; and the risks relating to or arising from our proposed nationwide opioid litigation settlement, including our ability to finalize and effectuate the settlement, the scope and coverage of the ultimate settlement and the expected financial or other impacts that could result from the settlement.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws and policies, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our retail business and is supported by continued strategic investments in our associates, greater value for our customers and our seamless ecosystem to ensure we deliver a full, fresh and friendly experience for every customer, every time. As more and more customers incorporate ecommerce into their permanent routines, we expect digital sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin through long-term initiatives in gross margin, growing alternative profit businesses, and productivity and cost savings initiatives that are focused on simplifying processes and utilizing technology to enhance the associate experience without affecting the customer experience. Together, these will enable us to improve operating margin, while balancing strategic price investments for customers and wage and benefit investments for associates.

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

EXECUTIVE SUMMARY

We achieved solid second quarter results which demonstrate the strength and resiliency of our value creation model. By maintaining our long-term commitment to lower prices, personalized promotions and rewards and a focus on strong store execution, all through a unique seamless experience, we are improving sales momentum by growing total and loyal households and increasing customer visits, which in turn fuels our alternative profit businesses and drives greater efficiencies.

As our customers continue adjusting to the current economic environment, the resiliency of our model enables us to navigate an environment of economic uncertainty through investments made to diversify our business. We are strengthening our grocery business, which drives the data and traffic to accelerate growth in our alternative profit businesses. We remain committed to delivering exceptional value for our customers and investing in associates which positions us well to generate attractive and sustainable returns for our shareholders.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 17,	Percentage	August 12,	August 17,	Percentage	August 12,
	2024	Change	2023	2024	Change	2023
Sales	$33,912	0.2%	$33,853	$79,181	0.2%	$79,018
Sales without fuel	$30,276	1.3%	$29,900	$70,587	0.9%	$69,969
Net earnings (loss) attributable to The Kroger Co.	$466	(358.9)%	$(180)	$1,413	80.7%	$782
Adjusted net earnings attributable to The Kroger Co.	$681	(2.6)%	$699	$1,728	(4.2)%	$1,803
Net earnings (loss) attributable to The Kroger Co. per diluted common share	$0.64	(356.0)%	$(0.25)	$1.93	80.4%	$1.07
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.93	(3.1)%	$0.96	$2.36	(4.5)%	$2.47
Operating profit (loss)	$815	(270.1)%	$(479)	$2,109	112.8%	$991
Adjusted FIFO operating profit	$984	(0.5)%	$989	$2,483	(6.6)%	$2,658
Dividends paid	$210	11.7%	$188	$420	11.7%	$376
Dividends paid per common share	$0.29	11.5%	$0.26	$0.58	11.5%	$0.52
Identical sales excluding fuel	1.2%	N/A	1.0%	0.8%	N/A	2.4%
FIFO gross margin rate, excluding fuel, bps increase	0.42	N/A	0.35	0.14	N/A	0.28
OG&A rate, excluding fuel and Adjusted Items, bps increase	0.65	N/A	—	0.40	N/A	0.08
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end	$4	N/A	$(587)	$4	N/A	$(587)
Share repurchases	$13	N/A	$18	$116	N/A	$47

OVERVIEW

Notable items for the second quarter and first two quarters of 2024 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.64 for the second quarter and $1.93 for the first two quarters of 2024.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.93 for the second quarter and $2.36 for the first two quarters of 2024. This represents a 3% decrease for the second quarter of 2024 compared to the second quarter of 2023 and a 4% decrease for the first two quarters of 2024 compared to the first two quarters of 2023.

●	Achieved operating profit of $815 million for the second quarter and $2.1 billion for the first two quarters of 2024.

●	Achieved adjusted FIFO operating profit of $984 million for the second quarter and $2.5 billion for the first two quarters of 2024. This represents a 1% decrease for the second quarter of 2024 compared to the second quarter of 2023 and a 7% decrease for the first two quarters of 2024 compared to the first two quarters of 2023.

●	Generated cash from operations of $3.5 billion for the first two quarters of 2024, which represents a 21% decrease compared to the first two quarters of 2023.

●	Cash and temporary cash investments increased by $903 million from $1.9 billion as of fiscal year end 2023 to $2.8 billion as of August 17, 2024.

●	Returned $420 million to shareholders through dividend payments in the first two quarters of 2024.

Other Financial Results

●	Digital sales increased 11% in the second quarter and 9% in the first two quarters of 2024, compared to the same periods of 2023. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales growth was led by the strength of our Delivery and Pickup solutions, with Delivery and Pickup solutions combining for double digit growth. Delivery solutions, which grew by 17% in both the second quarter and the first two quarters of 2024, compared to the same periods of 2023, were driven by the growth in demand across our Kroger Delivery network and an increase in digitally engaged households.

●	Identical sales, excluding fuel, increased 1.2% in the second quarter and 0.8% in the first two quarters of 2024, compared to the same periods of 2023. Identical sales, excluding fuel, increased primarily due to increases in total and loyal households shopping with us, increased customer visits and Health and Wellness sales, partially offset by a reduction in the number of items in basket.

Significant Events

●	On April 22, 2024, Kroger and Albertsons announced they had entered into an amended and restated purchase agreement with respect to their definitive agreement with C&S Wholesale Grocers, LLC (“C&S”) for the sale of assets in connection with the proposed merger, which directly responds to concerns raised by federal and state antitrust regulators regarding the original agreement. For additional information about the amended and restated purchase agreement, see Note 10 to the Consolidated Financial Statements.

●	During the first quarter of 2024, we announced a definitive agreement for the sale of our Kroger Specialty Pharmacy business, subject to customary closing conditions and any regulatory reviews, to CarelonRx, a subsidiary of Elevance Health, for approximately $485 million, which is expected to complete in the second half of 2024. As of August 17, 2024, the assets and liabilities related to the Company’s Kroger Specialty Pharmacy business were classified as held for sale in the Consolidated Balance Sheet. Due to the sale, we recognized a non-recurring held for sale tax adjustment of $31 million in the first two quarters of 2024 and it has been reflected as an adjustment item in our results. For additional information about our sale of our Kroger Specialty Pharmacy business, see Note 9 to the Consolidated Financial Statements.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings (loss), net earnings (loss) per diluted share and FIFO operating profit (loss) because adjusted items are not the result of our normal operations. Net earnings (loss) for the first two quarters of 2024 include the following, which we define as the “2024 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $323 million, $266 million net of tax, for merger related costs (the “2024 OG&A Adjusted Item”).

●	A loss in other income (expense) of $105 million, $80 million net of tax, for the loss on investments (the “2024 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $31 million due to a held for sale income tax adjustment related to the sale of our Kroger Specialty Pharmacy business (the “2024 Income Tax Expense Adjusted Item”).

Net earnings for the second quarter of 2024 include the following, which we define as the “2024 Second Quarter Adjusted Items”:

●	Charges to OG&A of $148 million, $123 million net of tax, for merger related costs (the “2024 Second Quarter OG&A Adjusted Item”).

●	Losses in other income (expense) of $121 million, $92 million net of tax, for the unrealized loss on investments (the “2024 Second Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first two quarters of 2023 include the following, which we define as the “2023 Adjusted Items”:

●	Charges to OG&A of $94 million, $81 million net of tax, for merger related costs and $1.5 billion, $1.2 billion net of tax, for opioid settlement charges (the “2023 OG&A Adjusted Items”).

●	A gain in other income (expense) of $290 million, $223 million net of tax, for the unrealized gain on investments (the “2023 Other Income (Expense) Adjusted Item”).

Net earnings for the second quarter of 2023 include the following, which we define as the “2023 Second Quarter Adjusted Items”:

●	Charges to OG&A of $54 million, $47 million net of tax, for merger related costs and $1.4 billion, $1.1 billion net of tax, for opioid settlement charges (the “2023 Second Quarter OG&A Adjusted Items”).

●	A gain in other income (expense) of $367 million, $282 million net of tax, for the unrealized gain on investments (the “2023 Second Quarter Other Income (Expense) Adjusted Item”).

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2024 and 2023 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 17,	August 12,	Percentage	August 17,	August 12,	Percentage
	2024	2023	Change	2024	2023	Change
Net earnings (loss) attributable to The Kroger Co.	$466	$(180)		$1,413	$782

(Income) expense adjustments
Adjustment for loss (gain) on investments(1)(2)	92	(282)		80	(223)
Adjustment for merger related costs(1)(3)	123	47		266	81
Adjustment for opioid settlement charges(1)(4)	—	1,114		—	1,163
Held for sale income tax adjustment	—	—		(31)	—
2024 and 2023 Adjusted Items	215	879		315	1,021

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$681	$699	(2.6)%	$1,728	$1,803	(4.2)%

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$0.64	$(0.25)		$1.93	$1.07

(Income) expense adjustments
Adjustment for loss (gain) on investments(5)	0.12	(0.39)		0.10	(0.31)
Adjustment for merger related costs(5)	0.17	0.06		0.37	0.11
Adjustment for opioid settlement charges(5)	—	1.54		—	1.60
Held for sale income tax adjustment(5)	—	—		(0.04)	—
2024 and 2023 Adjusted Items	0.29	1.21		0.43	1.40

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.93	$0.96	(3.1)%	$2.36	$2.47	(4.5)%

Average number of common shares used in diluted calculation	727	725		728	725
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for loss (gain) on investments were $121 in the second quarter of 2024 and $(367) in the second quarter of 2023. The pre-tax adjustments for loss (gain) on investments were $105 in the first two quarters of 2024 and $(290) in the first two quarters of 2023.
(3)	The pre-tax adjustment for merger related costs was $148 in the second quarter of 2024 and $54 in the second quarter of 2023. The pre-tax adjustment for merger related costs was $323 in the first two quarters of 2024 and $94 in the first two quarters of 2023. Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(4)	The pre-tax adjustment for opioid settlement charges was $1,413 in the second quarter of 2023 and $1,475 in the first two quarters of 2023.
(5)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 17,	Percentage	August 12,	Percentage	August 17,	Percentage	August 12,	Percentage
	2024	Change(1)	2023	Change(2)	2024	Change(3)	2023	Change(4)
Total sales to retail customers without fuel(5)	$30,005	1.2%	$29,644	1.0%	$69,973	0.8%	$69,392	2.3%
Supermarket fuel sales	3,636	(8.0)%	3,953	(21.9)%	8,594	(5.0)%	9,049	(17.4)%
Other sales(6)	271	5.9%	256	14.3%	614	6.4%	577	19.0%

Total sales	$33,912	0.2%	$33,853	(2.3)%	$79,181	0.2%	$79,018	(0.3)%
(1)	This column represents the percentage change in the second quarter of 2024, compared to the second quarter of 2023.
(2)	This column represents the percentage change in the second quarter of 2023, compared to the second quarter of 2022.
(3)	This column represents the percentage change in the first two quarters of 2024, compared to the first two quarters of 2023.
(4)	This column represents the percentage change in the first two quarters of 2023, compared to the first two quarters of 2022.
(5)	Digital sales are included in the “Total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased 11% in the second quarter and 9% in the first two quarters of 2024, compared to the same periods of 2023. Digital sales growth was led by the strength of our Delivery and Pickup solutions, with Delivery and Pickup solutions combining for double digit growth. Delivery solutions, which grew by 17% in both the second quarter and the first two quarters of 2024, compared to the same periods of 2023, were driven by the growth in demand across our Kroger Delivery network and an increase in digitally engaged households.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increase in the second quarter and the first two quarters of 2024, compared to the same periods of 2023, is primarily due to an increase in third-party media revenue and external sales at food production plants.

Total sales increased in the second quarter of 2024, compared to the second quarter of 2023, by 0.2%. The increase was primarily due to an increase in both total sales to retail customers without fuel and other sales, partially offset by a decrease in supermarket fuel sales. Total sales, excluding fuel, increased 1.3% in the second quarter of 2024, compared to the second quarter of 2023, which was primarily due to our identical sales increase, excluding fuel, of 1.2%. Identical sales, excluding fuel, for the second quarter of 2024, compared to the second quarter of 2023, increased primarily due to increases in total and loyal households shopping with us, increased customer visits and Health and Wellness sales, partially offset by a reduction in the number of items in basket. Total supermarket fuel sales decreased 8.0% in the second quarter of 2024, compared to the second quarter of 2023, primarily due to a decrease in the average retail fuel price of 4.6% and a decrease in fuel gallons sold of 3.5%, which was better than the average market decline in fuel gallons sold. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

Total sales increased in the first two quarters of 2024, compared to the first two quarters of 2023, by 0.2%. The increase was primarily due to an increase in both total sales to retail customers without fuel and other sales, partially offset by a decrease in supermarket fuel sales. Total sales, excluding fuel, increased 0.9% in the first two quarters of 2024, compared to the first two quarters of 2023, which was primarily due to our identical sales increase, excluding fuel, of 0.8%. Identical sales, excluding fuel, for the first two quarters of 2024, compared to the first two quarters of 2023, increased primarily due to increases in total and loyal households shopping with us, increased customer visits and Health and Wellness sales, partially offset by a reduction in the number of items in basket. Total supermarket fuel sales decreased 5.0% in the first two quarters of 2024, compared to the first two quarters of 2023, primarily due to a decrease in the average retail fuel price of 2.9% and a decrease in fuel gallons sold of 2.2%, which was better than the average market decline in fuel gallons sold. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy businesses and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy businesses as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. Starting in the first quarter of 2024, Kroger Specialty Pharmacy businesses were not included in identical sales due to being classified as held for sale, while they were included in identical sales in the second quarter and the first two quarters of 2023. We include sales from Kroger Delivery powered by Ocado in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the second quarter and the first two quarters of 2024.

Identical Sales

($ in millions)

	Second Quarter Ended
	August 17,	Percentage	August 12,	Percentage
	2024	Change(1)	2023	Change(2)
Excluding Fuel	$29,224	1.2%	$28,875	1.0%
(1)	This column represents the percentage change in identical sales in the second quarter of 2024, compared to the second quarter of 2023.
(2)	This column represents the percentage change in identical sales in the second quarter of 2023, compared to the second quarter of 2022.

	Two Quarters Ended
	August 17,	Percentage	August 12,	Percentage
	2024	Change(1)	2023	Change(2)
Excluding Fuel	$68,125	0.8%	$67,579	2.4%
(1)	This column represents the percentage change in identical sales in the first two quarters of 2024, compared to the first two quarters of 2023.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2023, compared to the first two quarters of 2022.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.56% for the second quarter of 2024, compared to 21.79% for the second quarter of 2023. This increase in rate was achieved while maintaining competitive prices and helping customers manage their budgets. The increase in rate in the second quarter of 2024, compared to the second quarter of 2023, resulted primarily from decreased fuel sales, which have a lower gross margin rate, an increase in our fuel gross margin, favorable product mix in our grocery business including Our Brands, lower shrink and our ability to effectively manage product costs through strong sourcing practices, partially offset by lower pharmacy margins.

Our gross margin rate, as a percentage of sales, was 22.48% for the first two quarters of 2024, compared to 22.10% for the first two quarters of 2023. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. The increase in rate in the first two quarters of 2024, compared to the first two quarters of 2023, resulted primarily from decreased fuel sales, which have a lower gross margin rate, an increase in our fuel gross margin, favorable product mix in our grocery business including Our Brands, a decreased LIFO charge and our ability to effectively manage product costs through strong sourcing practices, partially offset by lower pharmacy margins and increased promotional price investments.

Our LIFO charge was $21 million in the second quarter of 2024, compared to $4 million in the second quarter of 2023. Our LIFO charge was $62 million in the first two quarters of 2024, compared to $102 million in the first two quarters of 2023. Our decreased LIFO charge for the first two quarters of 2024, compared to the first two quarters of 2023, was due to our lower expected annualized product cost of inflation for 2024 compared to 2023.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.63% in the second quarter of 2024, compared to 21.81% in the second quarter of 2023. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 42 basis points in the second quarter of 2024, compared to the second quarter of 2023. This increase in rate was achieved while maintaining competitive prices and helping customers manage their budgets. This increase resulted primarily from favorable product mix in our grocery business including Our Brands, lower shrink and our ability to effectively manage product costs through strong sourcing practices, partially offset by lower pharmacy margins.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.55% in the first two quarters of 2024, compared to 22.23% in the first two quarters of 2023. Excluding the effect of fuel, our FIFO gross margin rate increased 14 basis points in the first two quarters of 2024, compared to the first two quarters of 2023. This increase in rate was achieved while also investing in price to maintain a competitive price position and deliver greater value for our customers. This increase resulted primarily from favorable product mix in our grocery business including Our Brands and our ability to effectively manage product costs through strong sourcing practices, partially offset by lower pharmacy margins and increased promotional price investments.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.36% in the second quarter of 2024 and 20.49% in the second quarter of 2023. The decrease in the second quarter of 2024, compared to the second quarter of 2023, resulted primarily from the 2023 Second Quarter OG&A Adjusted Items and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, partially offset by the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, planned investment in associates, increased incentive plan costs, hurricane related costs, an increase in costs due to the severity of general liability claims and the 2024 Second Quarter OG&A Adjusted Item.

OG&A expenses, as a percentage of sales, were 17.04% in the first two quarters of 2024 and 18.13% in the first two quarters of 2023. The decrease in the first two quarters of 2024, compared to the first two quarters of 2023, resulted primarily from the 2023 OG&A Adjusted Items and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, partially offset by the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, planned investment in associates, increased incentive plan costs and the 2024 OG&A Adjusted Item.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2024 Second Quarter OG&A Adjusted Item and the 2023 Second Quarter OG&A Adjusted Items, our OG&A rate increased 65 basis points in the second quarter of 2024, compared to the second quarter of 2023. This increase resulted primarily from planned investments in associates, increased incentive plan costs, hurricane related costs and an increase in costs due to the severity of general liability claims, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Excluding the effect of fuel, the 2024 OG&A Adjusted Item and the 2023 OG&A Adjusted Items, our OG&A rate increased 40 basis points in the first two quarters of 2024, compared to the first two quarters of 2023. This increase resulted primarily from planned investments in associates and increased incentive plan costs, partially offset by the broad-based improvement from cost savings initiatives that drive administrative efficiencies, including store productivity.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the second quarter and the first two quarters of 2024, compared to the same periods of 2023.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the second quarter and first two quarters of 2024, compared to the same periods of 2023. This increase was primarily due to additional depreciation associated with higher capital investments during the rolling four quarter period ending with the second quarter of 2024 and a decrease in the average useful life on these capital investments.

Operating Profit (Loss) and FIFO Operating Profit (Loss)

Operating profit (loss) was $815 million, or 2.4% of sales, for the second quarter of 2024, compared to $(479) million, or (1.4)% of sales, for the second quarter of 2023. Operating profit (loss) increased due to decreased OG&A expenses, higher FIFO gross margin, excluding fuel, and an increase in fuel operating profit, partially offset by increased depreciation and amortization expenses.

Operating profit was $2.1 billion, or 2.7% of sales, for the first two quarters of 2024, compared to $991 million, or 1.3% of sales, for the first two quarters of 2023. Operating profit, as a percentage of sales, increased 141 basis points in the first two quarters of 2024, compared to the first two quarters of 2023, due to decreased OG&A expenses, as a percentage of sales, a higher FIFO gross margin rate, an increase in fuel operating profit and a decreased LIFO charge, partially offset by increased depreciation and amortization expenses, as a percentage of sales.

FIFO operating profit (loss) was $836 million, or 2.5% of sales, for the second quarter of 2024, compared to $(475) million, or (1.4)% of sales, for the second quarter of 2023. FIFO operating profit (loss), as a percentage of sales, excluding the 2024 and 2023 Second Quarter Adjusted Items, decreased 3 basis points in the second quarter of 2024, compared to the second quarter of 2023, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a higher FIFO gross margin rate and an increase in fuel operating profit.

FIFO operating profit was $2.2 billion, or 2.7% of sales, for the first two quarters of 2024, compared to $1.1 billion, or 1.4% of sales, for the first two quarters of 2023. FIFO operating profit, as a percentage of sales, excluding the 2024 and 2023 Adjusted Items, decreased 22 basis points in the first two quarters of 2024, compared to the first two quarters of 2023, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, partially offset by a higher FIFO gross margin rate, an increase in fuel operating profit and a decreased LIFO charge.

Specific factors contributing to the trends driving operating profit (loss) and FIFO operating profit (loss) identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit (loss) to FIFO operating profit (loss), and to Adjusted FIFO operating profit, excluding the 2024 and 2023 Adjusted Items:

Operating Profit (Loss) excluding the Adjusted Items

($ in millions)

	Second Quarter Ended		Two Quarters Ended
	August 17,	August 12,	August 17,	August 12,
	2024	2023	2024	2023
Operating profit (loss)	$815	$(479)	$2,109	$991
LIFO charge	21	4	62	102

FIFO Operating profit (loss)	836	(475)	2,171	1,093

Adjustment for merger related costs(1)	148	54	323	94
Adjustment for opioid settlement charges(2)	—	1,413	—	1,475
Other	—	(3)	(11)	(4)

2024 and 2023 Adjusted items	148	1,464	312	1,565

Adjusted FIFO operating profit excluding the adjusted items above	$984	$989	$2,483	$2,658
(1)	Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(2)	Opioid settlement charges include the settlements with the nationwide opioid settlement framework and the State of West Virginia.

Interest Expense

Interest expense decreased for the second quarter and first two quarters of 2024, compared to the same periods of 2023. This decrease was primarily due to increased interest income earned on our cash and temporary cash investments due to increased balances of cash and temporary cash investments throughout the second quarter and the first two quarters of 2024, compared to the same periods of 2023, and decreased average total outstanding debt throughout 2024, compared to 2023.

Income Taxes

The effective income tax rate was 24.1% for the second quarter of 2024 and 9.1% for the second quarter of 2023. The effective income tax rate was 21.2% for the first two quarters of 2024 and 25.5% for the first two quarters of 2023. The effective income tax rate for the second quarter of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective tax rate for the first two quarters of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions. The effective income tax rate for the second quarter of 2023 reflects a tax benefit resulting from the pre-tax loss that occurred in the second quarter of 2023. The tax benefit was reduced by the nondeductible portion of opioid settlement charges, partially offset by the effect of state income taxes and the utilization of tax credits and deductions. The effective income tax rate for the first two quarters of 2023 differed from the federal statutory rate primarily due to the nondeductible portion of opioid settlement charges and the effect of state income taxes, partially offset by the utilization of tax credits and deductions.

Net Earnings (Loss) and Net Earnings (Loss) Per Diluted Share

Our net earnings (loss) are based on the factors discussed in the Results of Operations section.

Net earnings were $0.64 per diluted share for the second quarter of 2024, compared to net loss of $(0.25) per diluted share for the second quarter of 2023. Adjusted net earnings of $0.93 per diluted share for the second quarter of 2024 represented a decrease of 3.1% compared to adjusted net earnings of $0.96 per diluted share for the second quarter of 2023. The decrease in adjusted net earnings per diluted share resulted primarily from decreased FIFO operating profit, excluding fuel, partially offset by increased fuel earnings, lower interest expense and lower income tax expense.

Net earnings were $1.93 per diluted share for the first two quarters of 2024, compared to net earnings of $1.07 per diluted share for the first two quarters of 2023. Adjusted net earnings of $2.36 per diluted share for the first two quarters of 2024 represented a decrease of 4.5% compared to adjusted net earnings of $2.47 per diluted share for the first two quarters of 2023. The decrease in adjusted net earnings per diluted share resulted primarily from decreased FIFO operating profit, excluding fuel, partially offset by a decreased LIFO charge, lower interest expense, lower income tax expense and increased fuel earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase in cash and temporary cash investments for the first two quarters of 2024 and 2023:

	Two Quarters Ended
	August 17,	August 12,
	2024	2023
Net cash provided by (used in)
Operating activities	$3,464	$4,364
Investing activities	(1,905)	(1,795)
Financing activities	(642)	(1,164)
Net increase in cash and temporary cash investments	$917	$1,405

Net cash provided by operating activities

We generated $3.5 billion of cash from operations in the first two quarters of 2024 compared to $4.4 billion in the first two quarters of 2023. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $3.7 billion of operating cash flow in the first two quarters of 2024 compared to $2.4 billion in the first two quarters of 2023. Cash provided (used) by operating activities for changes in operating assets and liabilities, including working capital, was $(269) million in the first two quarters of 2024 compared to $1.9 billion in the first two quarters of 2023. The decrease in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	Cash flows for accounts receivable were less favorable for the first two quarters of 2024, compared to the same period of the prior year, primarily due to the following:

o	A decrease in pharmacy receivables at the end of the second quarter of 2023, compared to fiscal year end 2022, primarily due to the termination of our agreement with Express Scripts; and

o	An increase in pharmacy receivables at the end of the second quarter of 2024, compared to fiscal year end 2023, primarily due to timing of cash receipts and increased Health and Wellness sales;

●	Cash flows for FIFO inventory were less favorable in the first two quarters of 2024, compared to the same period of the prior year, primarily due to a larger decrease in FIFO inventory at the end of the second quarter of 2023 compared to fiscal year end 2022, compared to the decrease in FIFO inventory at the end of the second quarter of 2024 compared to fiscal year end 2023, primarily due to maintaining inventory at optimal levels through improved inventory management planning; and

●	An increase in long-term liabilities at the end of the second quarter of 2023, compared to fiscal year end 2022, primarily due to an increase in the noncurrent portion of our accrued opioid settlement charges.

Net cash used by investing activities

Investing activities used cash of $1.9 billion in the first two quarters of 2024 compared to $1.8 billion in the first two quarters of 2023. The amount of cash used by investing activities increased in the first two quarters of 2024, compared to the first two quarters of 2023, primarily due to increased payments for property and equipment, including payments for lease buyouts, which was partially offset by an increase in proceeds from the sale of assets related to the sale of an equity investment in the first two quarters of 2024.

Net cash used by financing activities

We used $642 million for financing activities in the first two quarters of 2024 compared to $1.2 billion in the first two quarters of 2023. The amount of cash used for financing activities decreased in the first two quarters of 2024, compared to the first two quarters of 2023, primarily due to decreased payments on long-term debt including obligations under finance leases.

Capital Investments

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $846 million for the second quarter of 2024 compared to $672 million for the second quarter of 2023. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.1 billion for the first two quarters of 2024 compared to $1.8 billion for the first two quarters of 2023. Capital investments increased for the first two quarters of 2024, compared to the first two quarters of 2023, due to the completion of more store projects in 2024 compared to 2023. During the first two quarters of 2024, we opened, expanded, relocated or acquired 11 supermarkets and completed 84 major within-the-wall remodels. During the first two quarters of 2023, we opened, expanded, relocated or acquired 3 supermarkets and completed 54 major within-the-wall remodels. During the rolling four quarter period ended with the second quarter of 2024, we opened, expanded, relocated or acquired 18 supermarkets and completed 203 major within-the-wall remodels. We define a major remodel as a project that exceeds a cost of $20 per square foot. Total supermarket square footage at the end of the second quarter of 2024 remained consistent with the end of the second quarter of 2023. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2024 increased 0.6% over the end of the second quarter of 2023.

Debt Management

As of August 17, 2024, we maintained a $2.75 billion (with the ability to increase by $1.25 billion), unsecured revolving credit facility that, unless extended, terminates on July 6, 2026. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of August 17, 2024, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of August 17, 2024.

In connection with the proposed merger with Albertsons, on October 13, 2022, we entered into a commitment letter with certain lenders pursuant to which the lenders have committed to provide a 364-day $17.4 billion senior unsecured bridge term loan facility. The commitments are intended to be drawn to finance the proposed merger with Albertsons only to the extent we do not arrange for alternative financing prior to closing. As alternative financing for the proposed merger has been secured, the commitments with respect to the bridge term loan facility under the commitment letter were terminated in the third quarter of 2024.

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

As of August 17, 2024, we were in compliance with our bank credit facility financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, of $12.2 billion as of August 17, 2024, remained consistent with our fiscal year end 2023 debt of $12.2 billion. During the first two quarters of 2024, we did not have any payments or issuances of senior notes or activity that occurred on our revolving credit facility.

During the third quarter of 2024, we amended and restated our $2.75 billion unsecured revolving credit facility, which will be increased by $2.25 billion to $5 billion upon the closing date of the proposed merger with Albertsons. Also, during the third quarter of 2024, we successfully completed $10.5 billion senior notes issuances, the net proceeds of which are expected to partially fund the cash consideration for the proposed merger. A portion of the series of notes issued in the senior notes issuances is subject to a special mandatory redemption if the merger does not close. Lastly, during the third quarter of 2024, we commenced an exchange offer for any and all outstanding notes issued by Albertsons and certain of its subsidiaries for up to approximately $7.4 billion aggregate principal amount of new senior notes to be issued by us and cash. See Note 11 to the Consolidated Financial Statements for more information.

Common Share Repurchase Programs

During the second quarter of 2024, we invested $13 million to repurchase approximately two hundred and sixty thousand Kroger common shares at an average price of $52.85 per share. For the first two quarters of 2024, we invested $116 million to repurchase 2.1 million Kroger common shares at an average price of $54.72 per share. The shares repurchased in the second quarter and first two quarters of 2024, were reacquired under a share repurchase program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

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

Liquidity Needs

We held cash and temporary cash investments of $2.8 billion as of August 17, 2024, which reflects our elevated operating performance over the last few years and paused share repurchase program. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of August 17, 2024, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

As previously disclosed, on October 13, 2022, we entered into a merger agreement with Albertsons. We expect to meet our liquidity needs for the proposed merger with cash and temporary cash investments on hand as of the merger closing date, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program, senior notes issuances, bank credit facility and other sources of financing. In connection with the proposed merger, we entered into a commitment letter for a bridge term loan facility and executed a term loan credit agreement. On August 20, 2024, we issued $10.5 billion of senior notes. We expect to use the net proceeds of the senior notes issuances to pay a portion of the cash consideration for the proposed merger with Albertsons. A portion of the proceeds of the senior notes issuances is subject to a special mandatory redemption under certain circumstances if the merger is terminated or does not close by an agreed upon date. If the proposed merger with Albertsons is not completed, we expect to use a portion of the net proceeds for general corporate purposes. Due to the senior notes issuances, we terminated the commitment letter for the bridge term loan facility. For additional information about the proposed merger with Albertsons, see Note 10 and Note 11 to the Consolidated Financial Statements.

For additional information about our debt activity in the first two quarters of 2024, see Note 2 to the Consolidated Financial Statements. For additional information about our debt activity subsequent to the second quarter of 2024, see Note 11 to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, with the exception of the forward-starting interest rate swaps we terminated and the treasury lock agreements we entered into during the second quarter of 2024 described below.

As of August 17, 2024, we had no forward-starting interest rate swap agreements outstanding.

As of August 17, 2024, we maintained two 10-year treasury lock agreements with an aggregate notional amount of $2.1 billion and a weighted-average interest rate of 3.91% and two 30-year treasury lock agreements with an aggregate notional amount of $3.25 billion and a weighted-average interest rate of 4.11%. The purpose of the treasury locks was to hedge the U.S. Treasury benchmark interest rate associated with future interest payments on the forecasted issuance of fixed-rate debt during the third quarter of 2024. As of August 17, 2024, the fair value of these treasury locks was recorded in “Other assets” for $9 million and accumulated other comprehensive income for $7 million, net of tax.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Interim Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 17, 2024, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Interim Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended August 17, 2024. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended August 17, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
May 26, 2024 to June 22, 2024	27,907	$51.32	27,800	$1,000
Second four weeks
June 23, 2024 to July 20, 2024	850,154	$52.46	149,900	$1,000
Third four weeks
July 21, 2024 to August 17, 2024	82,015	$54.25	82,000	$1,000
Total	960,076	$52.58	259,700	$1,000
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2024 contained three 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 700,376 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2022 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons.

Item 5. Other Information.

(c)

In the second quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

Indenture, dated as of June 25, 1999, between the Company and Firstar Bank, National Association, as Trustee which is hereby incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 20, 1999.

EXHIBIT 4.2	-

Fiftieth Supplemental Indenture, dated as of August 27, 2024 between the Company and U.S. Bank National Association (formerly known as Firstar Bank, National Association), as Trustee which is hereby incorporated by reference to Exhibit 4.3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2024.

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

THE KROGER CO.

Dated: September 20, 2024	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: September 20, 2024	By:	/s/ Todd A. Foley
Todd A. Foley
Senior Vice President and Interim Chief Financial Officer