Form 10-Q
period 2024-11-09
KROGER CO
filed 2024-12-13
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 9, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 723,606,130 shares of Common Stock ($1 par value) outstanding as of December 10, 2024.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 9,	November 4,	November 9,	November 4,
(In millions, except per share amounts)	2024	2023	2024	2023
Sales	$33,634	$33,957	$112,815	$112,975

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	25,948	26,477	87,332	88,032
Operating, general and administrative	5,898	5,646	19,388	19,974
Rent	203	201	672	671
Depreciation and amortization	757	721	2,486	2,396

Operating profit	828	912	2,937	1,902

Other income (expense)
Net interest expense	(86)	(94)	(294)	(341)
Non-service component of company-sponsored pension plan benefits	3	7	9	24
(Loss) gain on investments	(20)	26	(125)	317
Gain on the sale of business	79	—	79	—

Net earnings before income tax expense	804	851	2,606	1,902

Income tax expense	187	204	568	472

Net earnings including noncontrolling interests	617	647	2,038	1,430
Net (loss) income attributable to noncontrolling interests	(1)	1	7	2

Net earnings attributable to The Kroger Co.	$618	$646	$2,031	$1,428

Net earnings attributable to The Kroger Co. per basic common share	$0.85	$0.89	$2.79	$1.97

Average number of common shares used in basic calculation	723	719	722	718

Net earnings attributable to The Kroger Co. per diluted common share	$0.84	$0.88	$2.77	$1.95

Average number of common shares used in diluted calculation	728	725	728	725

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 9,	November 4,	November 9,	November 4,
(In millions)	2024	2023	2024	2023
Net earnings including noncontrolling interests	$617	$647	$2,038	$1,430

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(1)	(3)	(3)	(10)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	(50)	121	(103)	317
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	2	1	6	4

Total other comprehensive (loss) income	(49)	119	(100)	311

Comprehensive income	568	766	1,938	1,741
Comprehensive (loss) income attributable to noncontrolling interests	(1)	1	7	2
Comprehensive income attributable to The Kroger Co.	$569	$765	$1,931	$1,739
(1)	Amount is net of tax of $(1) for the third quarter of 2023. Amount is net of tax of $(1) for the first three quarters of 2024 and $(3) for the first three quarters of 2023.
(2)	Amount is net of tax of $(14) for the third quarter of 2024 and $36 for the third quarter of 2023. Amount is net of tax of $(30) for the first three quarters of 2024 and $96 for the first three quarters of 2023.
(3)	Amount is net of tax of $1 for the third quarter of 2023. Amount is net of tax of $1 for the first three quarters of 2024 and $2 for the first three quarters of 2023.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 9,	February 3,
(In millions, except par amounts)	2024	2024
ASSETS
Current assets
Cash and temporary cash investments	$13,358	$1,883
Store deposits in-transit	1,082	1,215
Receivables	2,193	2,136
FIFO inventory	9,960	9,414
LIFO reserve	(2,375)	(2,309)
Prepaid and other current assets	807	609
Total current assets	25,025	12,948

Property, plant and equipment, net	25,698	25,230
Operating lease assets	6,829	6,692
Intangibles, net	865	899
Goodwill	2,674	2,916
Other assets	1,327	1,820

Total Assets	$62,418	$50,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$187	$198
Current portion of operating lease liabilities	667	670
Accounts payable	10,521	10,381
Accrued salaries and wages	1,185	1,323
Other current liabilities	3,714	3,486
Total current liabilities	16,274	16,058

Long-term debt including obligations under finance leases	22,414	12,028
Noncurrent operating lease liabilities	6,512	6,351
Deferred income taxes	1,556	1,579
Pension and postretirement benefit obligations	371	385
Other long-term liabilities	2,397	2,503

Total Liabilities	49,524	38,904

Commitments and contingencies see Note 5

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2024 and 2023	1,918	1,918
Additional paid-in capital	4,038	3,922
Accumulated other comprehensive loss	(589)	(489)
Accumulated earnings	28,299	26,946
Common shares in treasury, at cost, 1,194 shares in 2024 and 1,198 shares in 2023	(20,766)	(20,682)

Total Shareowners’ Equity - The Kroger Co.	12,900	11,615
Noncontrolling interests	(6)	(14)

Total Equity	12,894	11,601

Total Liabilities and Equity	$62,418	$50,505

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Quarters Ended
	November 9,	November 4,
(In millions)	2024	2023
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,038	$1,430
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,486	2,396
Operating lease asset amortization	465	472
LIFO charge	66	131
Share-based employee compensation	133	124
Deferred income taxes	9	(261)
Gain on the sale of assets	(8)	(45)
Gain on the sale of business	(79)	—
Loss (gain) on investments	125	(317)
Other	29	120
Changes in operating assets and liabilities:
Store deposits in-transit	134	(70)
Receivables	(238)	133
Inventories	(662)	(502)
Prepaid and other current assets	(204)	45
Accounts payable	578	991
Accrued expenses	77	(387)
Income taxes receivable and payable	28	148
Operating lease liabilities	(451)	(539)
Other	(136)	999

Net cash provided by operating activities	4,390	4,868

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(3,133)	(2,907)
Proceeds from sale of assets	310	94
Net proceeds from sale of business	464	—
Other	(43)	68

Net cash used by investing activities	(2,402)	(2,745)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	10,499	—
Payments on long-term debt including obligations under finance leases	(145)	(755)
Dividends paid	(651)	(586)
Financing fees paid	(116)	—
Proceeds from issuance of capital stock	106	42
Treasury stock purchases	(125)	(54)
Other	(81)	(60)

Net cash provided (used) by financing activities	9,487	(1,413)

Net increase in cash and temporary cash investments	11,475	710

Cash and temporary cash investments:
Beginning of year	1,883	1,015
End of period	$13,358	$1,725

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(3,133)	$(2,907)
Payments for lease buyouts	46	—
Changes in construction-in-progress payables	271	421
Total capital investments, excluding lease buyouts	$(2,816)	$(2,486)

Disclosure of cash flow information:
Cash paid during the year for net interest	$150	$380
Cash paid during the year for income taxes	$526	$579

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014
Issuance of common stock:
Stock options exercised	—	—	—	(1)	23	—	—	—	23
Restricted stock issued	—	—	(72)	(1)	30	—	—	—	(42)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(29)	—	—	—	(29)
Share-based employee compensation	—	—	49	—	—	—	—	—	49
Other comprehensive income net of tax of $26	—	—	—	—	—	88	—	—	88
Other	—	—	44	—	(44)	—	—	3	3
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	—	(188)	—	(188)
Net earnings including noncontrolling interests	—	—	—	—	—	—	962	—	962

Balances at May 20, 2023	1,918	$1,918	$3,826	1,200	$(20,670)	$(544)	$26,375	$(25)	$10,880
Issuance of common stock:
Stock options exercised	—	—	—	(1)	13	—	—	—	13
Restricted stock issued	—	—	(85)	(1)	55	—	—	—	(30)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(18)	—	—	—	(18)
Share-based employee compensation	—	—	43	—	—	—	—	—	43
Other comprehensive income net of tax of $32	—	—	—	—	—	104	—	—	104
Other	—	—	56	—	(56)	—	—	2	2
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	(180)	1	(179)

Balances at August 12, 2023	1,918	$1,918	$3,840	1,198	$(20,676)	$(440)	$25,984	$(22)	$10,604
Issuance of common stock:
Stock options exercised	—	—	—	—	6	—	—	—	6
Restricted stock issued	—	—	(4)	—	—	—	—	—	(4)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(7)	—	—	—	(7)
Share-based employee compensation	—	—	32	—	—	—	—	—	32
Other comprehensive income net of income tax of $36	—	—	—	—	—	119	—	—	119
Other	—	—	3	—	(3)	—	—	3	3
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(209)	—	(209)
Net earnings including noncontrolling interests	—	—	—	—	—	—	646	1	647

Balances at November 4, 2023	1,918	$1,918	$3,871	1,198	$(20,680)	$(321)	$26,421	$(18)	$11,191
Issuance of common stock:
Stock options exercised	—	—	—	—	8	—	—	—	8
Restricted stock issued	—	—	(2)	(1)	3	—	—	—	1
Treasury stock activity:
Stock options exchanged	—	—	—	1	(8)	—	—	—	(8)
Share-based employee compensation	—	—	48	—	—	—	—	—	48
Other comprehensive income net of income tax of $(50)	—	—	—	—	—	(168)	—	—	(168)
Other	—	—	5	—	(5)	—	—	1	1
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings including noncontrolling interests	—	—	—	—	—	—	736	3	739

Balances at February 3, 2024	1,918	$1,918	$3,922	1,198	$(20,682)	$(489)	$26,946	$(14)	$11,601

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 3, 2024	1,918	$1,918	$3,922	1,198	$(20,682)	$(489)	$26,946	$(14)	$11,601
Issuance of common stock:
Stock options exercised	—	—	—	(3)	85	—	—	—	85
Restricted stock issued	—	—	(76)	(1)	33	—	—	—	(43)
Treasury stock activity:
Stock options exchanged	—	—	—	2	(103)	—	—	—	(103)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of tax of $22	—	—	—	—	—	70	—	—	70
Other	—	—	81	—	(81)	—	—	—	—
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(210)	—	(210)
Net earnings including noncontrolling interests	—	—	—	—	—	—	947	9	956

Balances at May 25, 2024	1,918	$1,918	$3,984	1,196	$(20,748)	$(419)	$27,683	$(5)	$12,413
Issuance of common stock:
Stock options exercised	—	—	—	—	8	—	—	—	8
Restricted stock issued	—	—	(96)	(2)	56	—	—	—	(40)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(13)	—	—	—	(13)
Share-based employee compensation	—	—	32	—	—	—	—	—	32
Other comprehensive income net of tax of $(38)	—	—	—	—	—	(121)	—	—	(121)
Other	—	—	67	—	(67)	—	—	—	—
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(232)	—	(232)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	466	(1)	465

Balances at August 17, 2024	1,918	$1,918	$3,987	1,194	$(20,764)	$(540)	$27,917	$(6)	$12,512
Issuance of common stock:
Stock options exercised	—	—	—	—	13	—	—	—	13
Restricted stock issued	—	—	(2)	—	3	—	—	—	1
Treasury stock activity:
Stock options exchanged	—	—	—	—	(9)	—	—	—	(9)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive income net of income tax of $(14)	—	—	—	—	—	(49)	—	—	(49)
Other	—	—	9	—	(9)	—	—	1	1
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(236)	—	(236)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	618	(1)	617

Balances at November 9, 2024	1,918	$1,918	$4,038	1,194	$(20,766)	$(589)	$28,299	$(6)	$12,894

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the third quarters ended November 9, 2024 and November 4, 2023 includes the results of operations of the Company for the 12 and 40 week periods then ended.

Reclassifications

In the fourth quarter of 2023, the Company retrospectively reclassified certain liabilities from “Other current liabilities” to “Accounts payable” on the Consolidated Balance Sheets to better align the presentation of liabilities associated with its third-party financing arrangements and other current liabilities on the Consolidated Balance Sheets with management’s internal reporting. A similar reclassification was made to the Consolidated Statement of Cash Flows resulting in a change to “Accounts payable” and “Accrued expenses” within “Net cash provided by operating activities” for the quarter ended November 4, 2023. The reclassification did not affect total current liabilities on the Company’s Consolidated Balance Sheet or total operating cash flows on the Consolidated Statement of Cash Flows.

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

The fair value of all financial instruments, measured using Level 1 inputs, was $205 and $578 as of November 9, 2024 and February 3, 2024, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for the Company’s Level 1 investments of approximately $20 and $103 for the third quarters of 2024 and 2023, respectively, is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. An unrealized loss for the Company’s Level 1 investments of approximately $93 and $12 for the first three quarters of 2024 and 2023, respectively, is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

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

As of November 9, 2024 and February 3, 2024, the Company had $350 and $325, respectively, in “Accounts payable” in the Company’s Consolidated Balance Sheets associated with financing arrangements.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	November 9,	February 3,
	2024	2024
1.70% to 8.00% Senior Notes due through 2064	$19,520	$9,123
Other	1,058	1,064

Total debt, excluding obligations under finance leases	20,578	10,187
Less current portion	(10)	(25)

Total long-term debt, excluding obligations under finance leases	$20,568	$10,162

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 9, 2024 and February 3, 2024. At November 9, 2024, the fair value of total debt was $19,731 compared to a carrying value of $20,578. At February 3, 2024, the fair value of total debt was $9,401 compared to a carrying value of $10,187.

In the second quarter of 2024, the Company terminated five forward-starting interest rate swaps with a maturity date of August 1, 2027 and an aggregate notional amount totaling $5,350. These forward-starting interest rate swaps were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt that was issued in the third quarter of 2024.  A notional amount of $2,350 of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP.  Accordingly, the unamortized gain of $48, $36 net of tax, has been deferred in accumulated other comprehensive income and will be amortized to earnings as the interest payments are made.  The remainder of the notional amount of $3,000 of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges were recognized through net earnings. In the third quarter of 2023, the Company recognized an unrealized gain of $129 related to these forward-starting interest rate swaps that is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations. During the first three quarters of 2024 and 2023, the Company recognized a realized loss of $55 and an unrealized gain of $329, respectively, related to these forward-starting interest rate swaps that is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

In the second quarter of 2024, the Company entered into two 10-year treasury lock agreements with an aggregate notional amount of $2,100 and a weighted-average interest rate of 3.91% and two 30-year treasury lock agreements with an aggregate notional amount of $3,250 and a weighted-average interest rate of 4.11%. These treasury locks were an agreement used to hedge the U.S. Treasury benchmark interest rate associated with future interest payments on the forecasted issuance of fixed-rate debt that was issued in the third quarter of 2024. These treasury locks were designated as cash-flow hedges as defined by GAAP. Accordingly, the changes in fair value of these treasury locks are recorded to accumulated other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. In the third quarter of 2024, the Company terminated these treasury lock agreements. The unamortized loss of $56, $43 net of tax, has been deferred in accumulated other comprehensive loss and will be amortized to earnings as the interest payments are made.

On September 13, 2024, the Company entered into an unsecured revolving credit facility (the “Credit Agreement”), with a termination date of September 13, 2029, unless extended as permitted under the Credit Agreement. This Credit Agreement amended the Company’s $2,750 credit facility that would otherwise have terminated on July 6, 2026.  Under the Credit Agreement, the aggregate amount of initial commitments under the revolving credit facility is $2,750, which could have been increased by $2,250 to $5,000 upon the closing date of the proposed merger with Albertsons (such additional commitments, the “Albertsons Closing Date Additional Commitments”). Concurrently with the termination of the Merger Agreement on December 11, 2024, the Albertsons Closing Date Additional Commitments were automatically terminated in accordance with the terms of the Credit Agreement. On and after December 11, 2024, the amount of outstanding commitments under the Credit Agreement is $2,750.

Cash paid for interest expense related to long term debt including obligations under finance leases was $355 and $467 for the three quarters ended November 9, 2024 and November 4, 2023, respectively. Interest income of approximately $147 and $29 for the third quarters of 2024 and 2023, respectively, is included in “Net interest expense” in the Company’s Consolidated Statements of Operations. Interest income of approximately $220 and $87 for the first three quarters of 2024 and 2023, respectively, is included in “Net interest expense” in the Company’s Consolidated Statements of Operations.

For additional information about the Company’s unsecured bridge term loan facility, term loan credit agreement and completed senior notes issuance, see Note 10 and Note 11 to the Consolidated Financial Statements.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the third quarters of 2024 and 2023:

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 9,	November 4,	November 9,	November 4,
	2024	2023	2024	2023
Components of net periodic benefit cost (benefit):
Service cost	$2	$4	$1	$1
Interest cost	30	29	2	3
Expected return on plan assets	(34)	(35)	—	—
Amortization of:
Prior service cost	—	—	(1)	(3)
Actuarial loss (gain)	2	2	(2)	(3)

Net periodic benefit cost (benefit)	$—	$—	$—	$(2)

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the first three quarters of 2024 and 2023:

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 9,	November 4,	November 9,	November 4,
	2024	2023	2024	2023
Components of net periodic benefit cost (benefit):
Service cost	$5	$13	$3	$3
Interest cost	101	98	8	6
Expected return on plan assets	(114)	(115)	—	—
Amortization of:		0		0
Prior service cost	—	—	(3)	(9)
Actuarial loss (gain)	7	6	(8)	(10)

Net periodic benefit cost (benefit)	$(1)	$2	$—	$(10)

The Company is not required to make any contributions to its company-sponsored pension plans in 2024 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first three quarters of 2024 or 2023.

The Company contributed $255 and $251 to employee 401(k) retirement savings accounts in the first three quarters of 2024 and 2023, respectively.

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

	Third Quarter Ended			Third Quarter Ended
	November 9, 2024			November 4, 2023
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$613	723	$0.85	$641	719	$0.89
Dilutive effect of stock options		5			6

Net earnings attributable to The Kroger Co. per diluted common share	$613	728	$0.84	$641	725	$0.88

	Three Quarters Ended			Three Quarters Ended
	November 9, 2024			November 4, 2023
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,015	722	$2.79	$1,416	718	$1.97
Dilutive effect of stock options		6			7

Net earnings attributable to The Kroger Co. per diluted common share	$2,015	728	$2.77	$1,416	725	$1.95

The Company had combined undistributed and distributed earnings to participating securities totaling $5 in both the third quarters of 2024 and 2023. For the first three quarters of 2024 and 2023, the Company had combined undistributed and distributed earnings to participating securities of $16 and $12, respectively.

The Company had options outstanding for approximately 3 million shares during both the third quarters of 2024 and 2023 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 3 million during both the first three quarters of 2024 and 2023 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

On September 8, 2023, the Company announced that it reached an agreement in principle with plaintiffs to settle the majority of opioid claims that have been or could be brought against Kroger by states in which they operate, subdivisions, and Native American tribes. Along with the execution of certain non-monetary conditions, the Company has agreed to pay up to $1,200 to states and subdivisions and $36 to Native American tribes in funding for abatement efforts, and approximately $177 to cover attorneys’ fees and costs. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which additional political subdivisions in participating states file additional opioid lawsuits against the Company. The settlement would allow for the full resolution of all claims on behalf of participating states, subdivisions and Native American tribes and is not an admission of any wrongdoing or liability. Certain opioid-related cases against the Company will remain pending in the multidistrict litigation and in various state courts after the settlement becomes effective, including those brought by non-participating states and subdivisions and private parties such as hospitals and third-party payors. The Company continues to defend these cases.

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

The agreement described above includes payments of approximately $1,236 and $177, in equal installments over 11 years and 6 years, respectively. As of November 9, 2024 and February 3, 2024, the Company recorded $284 and $1,129 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets. In the first quarter of 2024, the Company made its first annual payment for $138 into an escrow account, which is recorded in “Prepaid and other current assets” in the Company’s Consolidated Balance Sheets. This escrow payment is recorded in “Prepaid and other current assets” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows for the first three quarters ended November 9, 2024.

In the first three quarters of 2024, certain states and subdivisions confirmed their participation or lack of participation in the agreement described above, which resulted in immaterial changes to the settlement amount and timing of payments. On October 31, 2024, the Company determined that there is sufficient participation in the settlement by states and subdivisions and elected to proceed with the settlement. The settlement with states and subdivisions is currently anticipated to become effective on December 30, 2024, and the settlement with Native American tribes is currently anticipated to become effective on December 31, 2024.

In the first quarter of 2023, the Company recorded a charge of $62 relating to a settlement of opioid litigation claims with the State of West Virginia. The agreed upon settlement framework resolves all opioid lawsuits and claims by the West Virginia Attorney General.

The foregoing settlements are not admissions of wrongdoing or liability by the Company and the Company will continue to vigorously defend against any other claims and lawsuits relating to opioids that the settlements do not resolve, including private plaintiff litigation. The Company continues to believe it has strong legal defenses and appellate arguments in those cases.

Because of the many uncertainties associated with any settlement arrangement or other resolution of opioid-related litigation matters, and because the Company continues to actively defend ongoing litigation for which it believes it has defenses and assertions that have merit, the Company is not able to reasonably estimate the range of ultimate possible loss for all opioid-related litigation matters at this time.

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

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2024 and 2023:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 28, 2023	$(129)	$(503)	$(632)
OCI before reclassifications(2)	317	—	317
Amounts reclassified out of AOCI(3)	4	(10)	(6)
Net current-period OCI	321	(10)	311
Balance at November 4, 2023	$192	$(513)	$(321)

Balance at February 3, 2024	$60	$(549)	$(489)
OCI before reclassifications(2)	(103)	—	(103)
Amounts reclassified out of AOCI(3)	6	(3)	3
Net current-period OCI	(97)	(3)	(100)
Balance at November 9, 2024	$(37)	$(552)	$(589)
(1)	All amounts are net of tax.
(2)	Net of tax of $96 for cash flow hedging activities for the first three quarters of 2023 and $(30) for the first three quarters of 2024.
(3)	Net of tax of $2 for cash flow hedging activities and $(3) for pension and postretirement defined benefit plans for the first three quarters of 2023. Net of tax of $1 for cash flow hedging activities and $(1) for pension and postretirement defined benefit plans for the first three quarters of 2024.

The following table represents the items reclassified out of AOCI and the related tax effects for the first three quarters of 2024 and 2023:

	Third Quarter Ended		Three Quarters Ended
	November 9,	November 4,	November 9,	November 4,
	2024	2023	2024	2023
Cash flow hedging activity items:
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$7	$6
Tax expense	—	(1)	(1)	(2)
Net of tax	2	1	6	4

Pension and postretirement defined benefit plan items:
Amortization of amounts included in net periodic pension cost(2)	(1)	(4)	(4)	(13)
Tax expense	—	1	1	3
Net of tax	(1)	(3)	(3)	(10)
Total reclassifications, net of tax	$1	$(2)	$3	$(6)
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

7.	INCOME TAXES

The effective income tax rate was 23.3% for the third quarter of 2024 and 23.9% for the third quarter of 2023. The effective income tax rate was 21.8% for the first three quarters of 2024 and 24.8% for the first three quarters of 2023. The effective income tax rate for the third quarter of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first three quarters of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions. The effective income tax rate for the third quarter of 2023 differed from the federal statutory rate due to the effect of state income taxes and certain nondeductible expenses, partially offset by the utilization of tax credits. The effective income tax rate for the first three quarters of 2023 differed from the federal statutory rate due to the effect of state income taxes, the nondeductible portion of opioid settlement charges and certain nondeductible expenses, partially offset by the utilization of tax credits.

8.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

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

9.	SALE OF KROGER SPECIALTY PHARMACY

On October 4, 2024, the Company completed the sale of its Kroger Specialty Pharmacy business to Elevance Health, for $464. In the third quarter of 2024, the Company recognized a gain on sale for $79, $60 net of tax, due to the sale. For the first three quarters of 2024, the Company recognized a gain on sale for $79, $91 net of tax, which includes the reduction to income tax expense of $31 related to deferred tax assets recognized in the first quarter of 2024 due to recording Kroger Specialty Pharmacy as held for sale.

10.	TERMINATION OF THE MERGER WITH ALBERTSONS COMPANIES, INC.

As previously disclosed, on October 13, 2022, the Company entered into a merger agreement (the “Merger Agreement”) with Albertsons Companies, Inc. (“Albertsons”) pursuant to which all of the outstanding shares of Albertsons common and preferred stock (on an as converted basis) automatically would have been converted into the right to receive $34.10 per share, subject to certain reductions following a $6.85 per share pre-closing cash dividend that was paid on January 20, 2023 to Albertsons shareholders of record as of October 24, 2022. The adjusted per share cash purchase price was expected to be $27.25.

On December 10, 2024, pursuant to a decision of United States District Court for the District of Oregon in the case Federal Trade Commission et al. v. The Kroger Company and Albertsons Companies, Inc. (Case No.: 3:24-cv-00347-AN), as further described below, the court issued a preliminary injunction enjoining the consummation of the merger. On December 11, 2024, the Company delivered a notice to Albertsons terminating the merger agreement (the ‘Termination Notice”). The Termination Notice further notified Albertsons that a prior termination letter sent by Albertsons to Kroger on December 10, 2024, was not an effective termination. In connection with the Termination Notice, Kroger notified Albertsons that Kroger has no obligation to pay the Parent Termination Fee (as defined in the Merger Agreement) because Albertsons failed to perform and comply in all material respects with its covenants under the Merger Agreement.

In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, the Company and Albertsons expected to make store divestitures. On September 8, 2023, the Company and Albertsons announced that they entered into a comprehensive divestiture plan with C&S Wholesale Grocers, LLC (“C&S”).

On April 22, 2024, the Company and Albertsons announced they had amended their definitive agreement with C&S, which was a further divestiture package with additional stores, facilities, agreements, banners, private label brands and certain other rights. The definitive amended and restated agreement was subject to fulfillment of customary closing conditions, including clearance by the Federal Trade Commission (“FTC”). Following the termination of the merger with Albertsons, the Company terminated the amended and restated purchase agreement with C&S.

In connection with the Merger Agreement, on October 13, 2022, the Company entered into a commitment letter with certain lenders pursuant to which the lenders committed to provide a $17,400 senior unsecured bridge term loan facility, which, if entered into, would have matured 364 days after the closing date of the merger. The commitments were intended to be drawn to finance the merger with Albertsons only to the extent the Company did not arrange for alternative financing prior to closing. As alternative financing for the merger was secured, the commitments with respect to the bridge term loan facility under the commitment letter were reduced. The entry into the term loan credit agreement mentioned below reduced the commitments under the Company’s $17,400 bridge facility commitment by $4,750 to $12,650. On April 12, 2024, the Company and the lenders to the bridge facility, at the Company’s request, further reduced the bridge facility commitment by $2,000 to $10,650. During the third quarter of 2024, the Company terminated the bridge term loan facility due to issuing $10,500 of senior notes mentioned below, net proceeds of which were expected to partially fund the cash consideration for the proposed merger and for general corporate purposes. On July 26, 2024, the Company and the commitment parties under the bridge facility agreed to extend the outside date with respect to the bridge facility commitments to the earlier of the Merger Outside Date (as defined herein) and December 31, 2024. Fees with respect to the bridge term loan facility are included in “Other” in the Company’s Consolidated Statements of Cash Flows within “Cash Flows from Financing Activities” and were recognized as operating, general and administrative expense in the Company’s Consolidated Statements of Operations over the commitment period.

On November 9, 2022, the Company executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the merger with Albertsons and certain other customary conditions to funding, (1) senior unsecured term loans in an aggregate principal amount of $3,000 maturing on the third anniversary of the merger closing date and (2) senior unsecured term loans in an aggregate principal amount of $1,750 maturing on the date that is 18 months after the merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities were to be used to pay a portion of the consideration and other amounts payable in connection with the merger with Albertsons. In the third quarter of 2024, the Company entered into a second amendment to the term loan agreement to, among other things, amend certain covenants applicable thereto. Concurrently with the termination of the Merger Agreement on December 11, 2024, all of the commitments with respect to the Term Loan Facilities were automatically terminated in accordance with the terms thereof.

On August 20, 2024, the Company issued $1,000 of its 4.70% Senior Notes due 2026 (the “2026 notes”); $1,000 of its 4.60% Senior Notes due 2027 (the “2027 notes”); $1,400 of its 4.65% Senior Notes due 2029 (the “2029 notes”); $1,300 of its 4.90% Senior Notes due 2031 (the “2031 notes”); $2,200 of its 5.00% Senior Notes due 2034 (the “2034 notes”); $2,100 of its 5.50% Senior Notes due 2054 (the “2054 notes”); and $1,500 of its 5.65% Senior Notes due 2064 (the “2064 notes”) to pay a portion of the cash consideration for its proposed merger with Albertsons and general corporate purposes.  The 2026 notes, 2027 notes, 2029 notes and the 2031 notes (collectively, the “SMR Notes”) are subject to a special mandatory redemption (at a price equal to 101% of the aggregate principal amount of such series of notes plus accrued and unpaid interest to, but excluding, the date of the special mandatory redemption) under certain circumstances if the proposed merger is terminated or does not close by an agreed upon date. In connection with the termination of the Merger Agreement, the Company sent a notice to the trustee in respect of the SMR Notes, setting a redemption date of December 18, 2024 to redeem the SMR Notes in accordance with their terms. For additional information, see Note 11 to the Consolidated Financial Statements.

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

On August 29, 2024, the Company announced that it has received the requisite number of consents to adopt the Proposed Amendments with respect to certain series of ACI Notes (the “Consented Series”) based on the early tenders in the Exchange Offers and Consent Solicitations. The applicable parties to the applicable ACI Indentures executed supplemental indentures to the applicable ACI Indentures implementing the Proposed Amendments with respect to the Consented Series, which will not become operative until the settlement of the Exchange Offers. The Company had previously extended the expiration date of the Exchange Offers with respect to all series of ACI Notes. In connection with the termination of the Merger Agreement, the Company has terminated the Exchange Offers and Consent Solicitations. For additional information, see Note 11 to the Consolidated Financial Statements.

On February 26, 2024, the FTC instituted an administrative proceeding (the “FTC Administrative Proceeding”) to prohibit the merger. Simultaneously, the FTC (joined by nine states) filed the FTC Federal Litigation in the United States District Court for the District of Oregon (the “FTC Federal Litigation”) requesting a preliminary injunction to block the merger. On January 15, 2024 and February 14, 2024, the attorneys general of Washington and Colorado, respectively, filed suit in their respective state courts, also seeking to enjoin the merger. On December 10, 2024, the federal court in the FTC Federal Litigation granted the FTC’s request for a preliminary injunction to block the merger. The Washington court also issued a permanent injunction blocking the merger in the Washington case on December 10, 2024. The Colorado court has not yet issued a decision. In addition to these governmental actions, private plaintiffs have filed suit in the United States District Court for the Northern District of California also seeking to enjoin the transaction. That case has been stayed pending resolution of the FTC’s motion for a preliminary injunction in the FTC Federal Litigation.

11.SUBSEQUENT EVENTS

On December 10, 2024, the court in the FTC Federal Litigation issued a preliminary injunction enjoining the consummation of the merger with Albertsons. On December 10, 2024, in the Washington case, the King County Superior Court for the State of Washington issued a permanent injunction enjoining the consummation of the merger.

On December 10, 2024, Albertsons sued the Company in the Delaware Court of Chancery for alleged breaches of the Merger Agreement and the implied covenant of good faith and fair dealing. Albertsons seeks payment of a $600 termination fee that Albertsons alleges it is owed under the Merger Agreement, as well as additional damages in unspecified amounts, including expenses paid by Albertsons in connection with the Merger and the lost premium Albertsons alleges is owed to its shareholders, as well as other relief. No schedule has been set, and the Company’s time to respond to the complaint has not yet run. The Company denies the allegations and intends to vigorously defend itself in the litigation.

On December 11, 2024, the Company delivered the Termination Notice to Albertsons, terminating the Merger Agreement. The Termination Notice further notified Albertsons that a prior termination letter sent by Albertsons to the Company, dated December 10, 2024, is not an effective termination. In connection with the Termination Notice, the Company notified Albertsons that the Company has no obligation to pay the Parent Termination Fee (as defined in the Merger Agreement) because Albertsons has failed to perform and comply in all material respects with its covenants under the Merger Agreement. Following the termination of the merger with Albertsons, the Company terminated the amended and restated purchase agreement with C&S.

On December 11, 2024, the Company terminated the Exchange Offers and Consent Solicitations. On December 12, 2024, the Company sent a notice to the trustee in respect of the SMR Notes, setting a redemption date of December 18, 2024 to redeem the SMR Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

On September 9, 2022, the Company’s Board of Directors had approved a $1,000 share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). On December 11, 2024, the Company announced that its Board of Directors terminated the September 2022 Repurchase Program and authorized a new share repurchase program in an aggregate amount of $7,500, of which $5,000 is expected to be repurchased by means of an accelerated share repurchase program. The remaining amounts under the program may be repurchased by means of open market transactions, privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, or any combination of the foregoing.

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

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: the termination of the merger agreement and our proposed transaction with Albertsons and related divestiture plan; labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate, along with changes in federal policy and at regulatory agencies; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; and the successful integration of merged companies and new strategic collaborations; and the risks relating to or arising from our proposed nationwide opioid litigation settlement, including our ability to finalize and effectuate the settlement, the scope and coverage of the ultimate settlement and the expected financial or other impacts that could result from the settlement.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws and policies, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

We expect to continue to generate strong free cash flow and are committed to being disciplined with capital deployment in support of our value creation model and stated capital allocation priorities. Our first priority is to invest in the business through attractive high return opportunities that drive long-term sustainable net earnings growth. We are committed to maintaining our current investment grade debt rating and our net total debt to adjusted EBITDA ratio target range of 2.30 to 2.50. We also expect to continue to grow our dividend over time and return excess cash to shareholders via stock repurchases, subject to Board approval. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons. On December 11, 2024, we announced that our Board of Directors terminated the September 2022 Share Repurchase Program, as defined below, and authorized a new share repurchase program in an aggregate amount of $7.5 billion, of which $5.0 billion is expected to be repurchased by means of an accelerated share repurchase program. The remaining amounts under the program may be repurchased by means of open market transactions, privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, or any combination of the foregoing.

We expect our value creation model will result in total shareholder return within our target range of 8% to 11% over time.

EXECUTIVE SUMMARY

We delivered solid third quarter results led by our pharmacy and digital performance, which reflects the versatility and durability of our value creation model. By executing our go-to-market strategy to deliver a differentiated customer experience through our focus areas of Fresh, Our Brands, Personalization and Seamless, we are building loyalty, increasing customer engagement and driving growth in total and loyal households, which in turn funds our alternative profit businesses and drives greater efficiencies.

Kroger is delivering on its longstanding commitment to provide customers with the value they are seeking. We are helping customers save in multiple ways, including competitive shelf prices and loyalty discounts, personalized offers, fuel rewards and an expanded multi-tiered Our Brands portfolio. We also remain focused on retention by investing in our associates, through enhanced wages and benefits and improved training and career development opportunities. This positions us well to generate attractive and sustainable returns for shareholders.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 9,	Percentage	November 4,	November 9,	Percentage	November 4,
	2024	Change	2023	2024	Change	2023
Sales	$33,634	(1.0)%	$33,957	$112,815	(0.1)%	$112,975
Sales without fuel	$30,299	1.5%	$29,852	$100,885	1.1%	$99,821
Identical sales excluding fuel	2.3%	N/A	(0.6)%	1.2%	N/A	1.5%
FIFO gross margin rate, excluding fuel, bps increase	0.51	N/A	0.03	0.25	N/A	0.20
OG&A rate, excluding fuel and Adjusted Items, bps increase	0.22	N/A	0.32	0.35	N/A	0.15
Operating profit	$828	(9.2)%	$912	$2,937	54.4%	$1,902
Adjusted FIFO operating profit	$1,017	(0.5)%	$1,022	$3,500	(4.9)%	$3,680
Net earnings attributable to The Kroger Co.	$618	(4.3)%	$646	$2,031	42.2%	$1,428
Adjusted net earnings attributable to The Kroger Co.	$719	3.0%	$698	$2,447	(2.1)%	$2,500
Net earnings attributable to The Kroger Co. per diluted common share	$0.84	(4.5)%	$0.88	$2.77	42.1%	$1.95
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.98	3.2%	$0.95	$3.34	(2.3)%	$3.42
Dividends paid	$231	10.0%	$210	$651	11.1%	$586
Dividends paid per common share	$0.32	10.3%	$0.29	$0.90	11.1%	$0.81
Share repurchases	$9	N/A	$7	$125	N/A	$54
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end(1)	$10,375	N/A	$(615)	$10,375	N/A	$(615)
(1)	The increase of $10,375 in total debt was primarily due to issuing $10,500 of senior notes to pay a portion of the cash consideration for the proposed merger with Albertsons and for general corporate purposes. Excluding the issuances of $10,500 of senior notes, total debt would have decreased by $125 as of November 9, 2024, compared to 2023 fiscal year end. For additional information, see Note 10 and Note 11 to the Consolidated Financial Statements.

OVERVIEW

Notable items for the third quarter and first three quarters of 2024 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.84 for the third quarter and $2.77 for the first three quarters of 2024, which includes the net earnings of $0.08 per diluted share from the sale of our Kroger Specialty Pharmacy business. This represents a 5% decrease for the third quarter of 2024 compared to the third quarter of 2023 and a 42% increase for the first three quarters of 2024 compared to the first three quarters of 2023.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $0.98 for the third quarter and $3.34 for the first three quarters of 2024. This represents a 3% increase for the third quarter of 2024 compared to the third quarter of 2023 and a 2% decrease for the first three quarters of 2024 compared to the first three quarters of 2023.

●	Achieved operating profit of $828 million for the third quarter and $2.9 billion for the first three quarters of 2024. This represents a 9% decrease for the third quarter of 2024 compared to the third quarter of 2023 and a 54% increase for the first three quarters of 2024 compared to the first three quarters of 2023.

●	Achieved adjusted FIFO operating profit of $1.0 billion for the third quarter and $3.5 billion for the first three quarters of 2024. Adjusted FIFO operating profit remained essentially flat for the third quarter of 2024 compared to the third quarter of 2023, and decreased 5% for the first three quarters of 2024 compared to the first three quarters of 2023.

●	Generated cash from operations of $4.4 billion for the first three quarters of 2024, which represents a 10% decrease compared to the first three quarters of 2023.

●	Cash and temporary cash investments increased by $11.5 billion from $1.9 billion as of fiscal year end 2023 to $13.4 billion as of November 9, 2024. Excluding the issuances of $10.5 billion of senior notes, cash and temporary cash investments increased by $975 million from $1.9 billion as of fiscal year end 2023 to $2.9 billion as of November 9, 2024.

●	Returned $651 million to shareholders through dividend payments in the first three quarters of 2024.

Other Financial Results

●	The LIFO charge was $4 million in the third quarter of 2024 compared to $29 million in the third quarter of 2023. The LIFO charge was $66 million in the first three quarters of 2024 compared to $131 million in the first three quarters of 2023. The decrease in the LIFO charge was due to our lower expected annualized product cost inflation for 2024 compared to 2023.

●	Digital sales increased 11% in the third quarter and 10% in the first three quarters of 2024, compared to the same periods of 2023. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales growth was led by the strength of our Delivery solutions. Delivery solutions, which grew by 18% in both the third quarter and first three quarters of 2024, compared to the same periods of 2023, were driven by the growth in demand across our Kroger Delivery Network.

●	Identical sales, excluding fuel, increased 2.3% in the third quarter and 1.2% in the first three quarters of 2024, compared to the same periods of 2023. Identical sales, excluding fuel, increased in the third quarter of 2024, compared to the third quarter of 2023, primarily due to increases in total and loyal households shopping with us, increased Health and Wellness sales, partially offset by a reduction in the number of items in basket. Identical sales, excluding fuel, for the first three quarters of 2024, compared to the first three quarters of 2023, increased primarily due to increases in total and loyal households shopping with us, increased customer visits and Health and Wellness sales, partially offset by a reduction in the number of items in basket.

Significant Events

●	On December 11, 2024, we delivered a notice (the “Termination Notice”) to Albertsons, terminating the merger agreement (the “Merger Agreement”) we entered into with Albertsons on October 13, 2022. The Termination Notice further notified Albertsons that a prior termination letter sent by Albertsons to us, dated December 10, 2024, is not an effective termination. In connection with the Termination Notice, we notified Albertsons that we have no obligation to pay the Parent Termination Fee (as defined in the Merger Agreement) because Albertsons has failed to perform and comply in all material respects with its covenants under the Merger Agreement. For additional information about the termination of the Merger Agreement, see Note 11 to the Consolidated Financial Statements.

●	On October 4, 2024, we completed the sale of our Kroger Specialty Pharmacy business to Elevance Health for $464 million. In the third quarter of 2024, we recognized a gain on sale for $79 million, $60 million net of tax, due to the sale. For the first three quarters of 2024, we recognized a gain on sale for $79 million, $91 million net of tax, which includes the reduction to income tax expense of $31 million related to deferred tax assets recognized in the first quarter of 2024 due to recording Kroger Specialty Pharmacy as held for sale. The sale reduced total company sales in the third quarter of 2024 by approximately $340 million, compared to the same period of 2023, and annualized sales will be approximately $3 billion lower going forward. Kroger Specialty Pharmacy was a low margin business. As a result, the sale of the business increased both our gross margin and operating, general and administrative costs as a rate of sales. It had no material effect on operating profit.

●	On August 20, 2024, we successfully issued $10.5 billion of senior notes to pay a portion of the cash consideration for the proposed merger and for general corporate purposes. In connection with the termination of the Merger Agreement, we sent a notice to the trustee in respect of the $4.7 billion of the senior notes that included a special mandatory redemption feature, setting a redemption date of December 18, 2024 (the “special mandatory redemption date”) to redeem these senior notes at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date. The interest expense associated with these senior notes was offset by interest income earned on the proceeds of these senior notes. For additional information about the issuance of these senior notes, see Note 2, Note 10 and Note 11 to the Consolidated Financial Statements.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first three quarters of 2024 include the following, which we define as the “2024 Adjusted Items”:

●	Charges to operating, general and administrative expenses (“OG&A”) of $509 million, $411 million net of tax, for merger related costs (the “2024 OG&A Adjusted Item”).

●	A loss in other income (expense) of $125 million, $96 million net of tax, for the unrealized loss on investments and a gain in other income (expense) of $79 million, $60 million net of tax, on the sale of Kroger Specialty Pharmacy (the “2024 Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $31 million due to a held for sale income tax adjustment related to the sale of our Kroger Specialty Pharmacy business (the “2024 Income Tax Expense Adjusted Item”).

Net earnings for the third quarter of 2024 include the following, which we define as the “2024 Third Quarter Adjusted Items”:

●	Charges to OG&A of $186 million, $145 million net of tax, for merger related costs (the “2024 Third Quarter OG&A Adjusted Item”).

●	A loss in other income (expense) of $20 million, $16 million net of tax, for the unrealized loss on investments and a gain in other income (expense) of $79 million, $60 million net of tax, on the sale of Kroger Specialty Pharmacy (the “2024 Third Quarter Other Income (Expense) Adjusted Items”).

Net earnings for the first three quarters of 2023 include the following, which we define as the “2023 Adjusted Items”:

●	Charges to OG&A of $178 million, $153 million net of tax, for merger related costs and $1.5 billion, $1.2 billion net of tax, for opioid settlement charges (the “2023 OG&A Adjusted Items”).

●	A gain in other income (expense) of $317 million, $244 million net of tax, for the unrealized gain on investments (the “2023 Other Income (Expense) Adjusted Item”).

Net earnings for the third quarter of 2023 include the following, which we define as the “2023 Third Quarter Adjusted Items”:

●	Charges to OG&A of $84 million, $73 million net of tax, for merger related costs (the “2023 Third Quarter OG&A Adjusted Item”).

●	A gain in other income (expense) of $27 million, $21 million net of tax, for the unrealized gain on investments (the “2023 Third Quarter Other Income (Expense) Adjusted Item”).

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2024 and 2023 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 9,	November 4,	Percentage	November 9,	November 4,	Percentage
	2024	2023	Change	2024	2023	Change
Net earnings attributable to The Kroger Co.	$618	$646		$2,031	$1,428

(Income) expense adjustments
Adjustment for loss (gain) on investments(1)(2)	16	(21)		96	(244)
Adjustment for merger related costs(1)(3)	145	73		411	153
Adjustment for opioid settlement charges(1)(4)	—	—		—	1,163
Adjustment for gain on sale of Kroger Specialty Pharmacy(1)(5)	(60)	—		(60)	—
Held for sale income tax adjustment	—	—		(31)	—
2024 and 2023 Adjusted Items	101	52		416	1,072

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$719	$698	3.0%	$2,447	$2,500	(2.1)%

Net earnings attributable to The Kroger Co. per diluted common share	$0.84	$0.88		$2.77	$1.95

(Income) expense adjustments
Adjustment for loss (gain) on investments(6)	0.02	(0.03)		0.13	(0.34)
Adjustment for merger related costs(6)	0.20	0.10		0.56	0.21
Adjustment for opioid settlement charges(6)	—	—		—	1.60
Adjustment for gain on sale of Kroger Specialty Pharmacy(6)	(0.08)	—		(0.08)	—
Held for sale income tax adjustment(6)	—	—		(0.04)	—
2024 and 2023 Adjusted Items	0.14	0.07		0.57	1.47

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$0.98	$0.95	3.2%	$3.34	$3.42	(2.3)%

Average number of common shares used in diluted calculation	728	725		728	725
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for loss (gain) on investments were $20 in the third quarter of 2024 and $(27) in the third quarter of 2023. The pre-tax adjustments for loss (gain) on investments were $125 in the first three quarters of 2024 and $(317) in the first three quarters of 2023.
(3)	The pre-tax adjustment for merger related costs was $186 in the third quarter of 2024 and $84 in the third quarter of 2023. The pre-tax adjustment for merger related costs was $509 in the first three quarters of 2024 and $178 in the first three quarters of 2023. Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.
(4)	The pre-tax adjustment for opioid settlement charges was $1,475 in the first three quarters of 2023.
(5)	The pre-tax adjustment for gain on sale of Kroger Specialty Pharmacy was $(79).
(6)	The amount presented represents the net earnings (loss) per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 9,	Percentage	November 4,	Percentage	November 9,	Percentage	November 4,	Percentage
	2024	Change(1)	2023	Change(2)	2024	Change(3)	2023	Change(4)
Total sales to retail customers without fuel(5)	$30,023	1.5%	$29,580	(0.7)%	$99,995	1.0%	$98,972	1.4%
Supermarket fuel sales	3,335	(18.8)%	4,105	(1.9)%	11,930	(9.3)%	13,154	(13.1)%
Other sales(6)	276	1.5%	272	15.3%	890	4.8%	849	17.6%

Total sales	$33,634	(1.0)%	$33,957	(0.7)%	$112,815	(0.1)%	$112,975	(0.4)%
(1)	This column represents the percentage change in the third quarter of 2024, compared to the third quarter of 2023.
(2)	This column represents the percentage change in the third quarter of 2023, compared to the third quarter of 2022.
(3)	This column represents the percentage change in the first three quarters of 2024, compared to the first three quarters of 2023.
(4)	This column represents the percentage change in the first three quarters of 2023, compared to the first three quarters of 2022.
(5)	Digital sales are included in the “Total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers powered by Ocado and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased 11% in the third quarter and 10% in the first three quarters of 2024, compared to the same periods of 2023. Digital sales growth was led by the strength of our Delivery solutions. Delivery solutions, which grew by 18% in both the third quarter and first three quarters of 2024, compared to the same periods of 2023, were driven by the growth in demand across our Kroger Delivery network.
(6)	Other sales primarily relate to external sales at food production plants, data analytic services and third-party media revenue. The increase in the third quarter of 2024, compared to the third quarter of 2023, is primarily due to increases in external sales at food production plants and third-party media revenue, partially offset by miscellaneous other reclassifications. The increase in the first three quarters of 2024, compared to the first three quarters of 2023, is primarily due to increases in external sales at food production plants and third-party media revenue.

Total sales decreased in the third quarter of 2024, compared to the third quarter of 2023, by 1.0%. The decrease was primarily due to a decrease in supermarket fuel sales and the sale of Kroger Specialty Pharmacy, partially offset by an increase in total sales to retail customers without fuel. Total supermarket fuel sales decreased 18.8% in the third quarter of 2024, compared to the third quarter of 2023, primarily due to a decrease in the average retail fuel price of 14.9% and a decrease in fuel gallons sold of 4.5%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel. Total sales, excluding fuel and Kroger Specialty Pharmacy, increased 2.7% in the third quarter of 2024, compared to the third quarter of 2023, which was primarily due to our identical sales increase, excluding fuel, of 2.3%. Identical sales, excluding fuel, for the third quarter of 2024, compared to the third quarter of 2023, increased primarily due to increases in total and loyal households shopping with us and increased Health and Wellness sales, partially offset by a reduction in the number of items in basket.

Total sales decreased in the first three quarters of 2024, compared to the first three quarters of 2023, by 0.1%. The decrease was primarily due to a decrease in supermarket fuel sales and the sale of Kroger Specialty Pharmacy, partially offset by an increase in both total sales to retail customers without fuel and other sales. Total supermarket fuel sales decreased 9.3% in the first three quarters of 2024, compared to the first three quarters of 2023, primarily due to a decrease in the average retail fuel price of 6.6% and a decrease in fuel gallons sold of 2.9%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel. Total sales, excluding fuel and Kroger Specialty Pharmacy, increased 1.5% in the first three quarters of 2024, compared to the first three quarters of 2023, which was primarily due to our identical sales increase, excluding fuel, of 1.2%. Identical sales, excluding fuel, for the first three quarters of 2024, compared to the first three quarters of 2023, increased primarily due to increases in total and loyal households shopping with us, increased customer visits and Health and Wellness sales, partially offset by a reduction in the number of items in basket.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy business and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy business as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. Starting in the first quarter of 2024, Kroger Specialty Pharmacy business was not included in identical sales due to being classified as held for sale, while they were included in identical sales in the third quarter and the first three quarters of 2023. We completed the sale of the Kroger Specialty Pharmacy business during the third quarter of 2024. We include sales from Kroger Delivery powered by Ocado in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the third quarter and the first three quarters of 2024.

Identical Sales

($ in millions)

	Third Quarter Ended
	November 9,	Percentage	November 4,	Percentage
	2024	Change(1)	2023	Change(2)
Excluding Fuel	$29,470	2.3%	$28,818	(0.6)%
(1)	This column represents the percentage change in identical sales in the third quarter of 2024, compared to the third quarter of 2023.
(2)	This column represents the percentage change in identical sales in the third quarter of 2023, compared to the third quarter of 2022.

	Three Quarters Ended
	November 9,	Percentage	November 4,	Percentage
	2024	Change(1)	2023	Change(2)
Excluding Fuel	$97,595	1.2%	$96,397	1.5%
(1)	This column represents the percentage change in identical sales in the first three quarters of 2024, compared to the first three quarters of 2023.
(2)	This column represents the percentage change in identical sales in the first three quarters of 2023, compared to the first three quarters of 2022.

Gross Margin, LIFO and FIFO Gross Margin

We define gross margin as sales minus merchandise costs, including advertising, warehousing, and transportation. Rent expense, depreciation and amortization expense, and interest expense are not included in gross margin.

Our gross margin rate, as a percentage of sales, was 22.85% for the third quarter of 2024, compared to 22.03% for the third quarter of 2023. This increase in rate was achieved while maintaining competitive prices and helping customers manage their budgets. The increase in rate in the third quarter of 2024, compared to the third quarter of 2023, resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink, decreased fuel sales, which have a lower gross margin rate, strong Our Brands performance and a decreased LIFO charge, partially offset by lower pharmacy margins.

Our gross margin rate, as a percentage of sales, was 22.59% for the first three quarters of 2024, compared to 22.08% for the first three quarters of 2023. This increase in rate was achieved while maintaining competitive prices and helping customers manage their budgets. The increase in rate in the first three quarters of 2024, compared to the first three quarters of 2023, resulted primarily from strong Our Brands performance, decreased fuel sales, which have a lower gross margin rate, lower shrink, the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, our ability to effectively manage product costs through sourcing practices and a decreased LIFO charge, partially offset by lower pharmacy margins.

Our LIFO charge was $4 million in the third quarter of 2024, compared to $29 million in the third quarter of 2023. Our LIFO charge was $66 million in the first three quarters of 2024, compared to $131 million in the first three quarters of 2023. Our decreased LIFO charge for the first three quarters of 2024, compared to the first three quarters of 2023, was due to our lower expected annualized product cost inflation for 2024 compared to 2023.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.86% in the third quarter of 2024, compared to 22.11% in the third quarter of 2023. Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 51 basis points in the third quarter of 2024, compared to the third quarter of 2023. This increase in rate was achieved while maintaining competitive prices and helping customers manage their budgets. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink and strong Our Brands performance, partially offset by lower pharmacy margins. Excluding the effect of fuel and Kroger Specialty Pharmacy, our FIFO gross margin rate increased 25 basis points in the third quarter of 2024, compared to the third quarter of 2023.

Our FIFO gross margin rate, which excludes the LIFO charge, was 22.65% in the first three quarters of 2024, compared to 22.19% in the first three quarters of 2023. Excluding the effect of fuel, our FIFO gross margin rate increased 25 basis points in the first three quarters of 2024, compared to the first three quarters of 2023. This increase in rate was achieved while maintaining competitive prices and helping customers manage their budgets. This increase resulted primarily from strong Our Brands performance, lower shrink, the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, our ability to effectively manage product costs through sourcing practices and a decreased LIFO charge, partially offset by lower pharmacy margins. Excluding the effect of fuel and Kroger Specialty Pharmacy, our FIFO gross margin rate increased 14 basis points in the first three quarters of 2024, compared to the first three quarters of 2023.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.54% in the third quarter of 2024 and 16.63% in the third quarter of 2023. The increase in the third quarter of 2024, compared to the third quarter of 2023, resulted primarily from the 2024 Third Quarter OG&A Adjusted Item, the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, increased incentive plan costs and the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity and the 2023 Third Quarter OG&A Adjusted Item.

OG&A expenses, as a percentage of sales, were 17.19% in the first three quarters of 2024 and 17.68% in the first three quarters of 2023. The decrease in the first three quarters of 2024, compared to the first three quarters of 2023, resulted primarily from the 2023 OG&A Adjusted Items and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, partially offset by the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, increased incentive plan costs, planned investment in associates, the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, and the 2024 OG&A Adjusted Item.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2024 Third Quarter OG&A Adjusted Item and the 2023 Third Quarter OG&A Adjusted Item, our OG&A rate increased 22 basis points in the third quarter of 2024, compared to the third quarter of 2023. This increase resulted primarily from increased incentive plan costs and the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity. Excluding the effect of fuel, Kroger Specialty Pharmacy, the 2024 Third Quarter OG&A Adjusted Item and the 2023 Third Quarter OG&A Adjusted Item, our OG&A rate increased 5 basis points in the third quarter of 2024, compared to the third quarter of 2023.

Excluding the effect of fuel, the 2024 OG&A Adjusted Item and the 2023 OG&A Adjusted Items, our OG&A rate increased 35 basis points in the first three quarters of 2024, compared to the first three quarters of 2023. This increase resulted primarily from increased incentive plan costs, planned investments in associates and the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, partially offset by the broad-based improvement from cost savings initiatives that drive administrative efficiencies, including store productivity. Excluding the effect of fuel, Kroger Specialty Pharmacy, the 2024 OG&A Adjusted Item and the 2023 OG&A Adjusted Items, our OG&A rate increased 29 basis points in the first three quarters of 2024, compared to the first three quarters of 2023.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the third quarter and the first three quarters of 2024, compared to the same periods of 2023.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the third quarter and first three quarters of 2024, compared to the same periods of 2023. This increase was primarily due to additional depreciation associated with higher capital investments during the rolling four quarter period ending with the third quarter of 2024 and a decrease in the average useful life on these capital investments.

Operating Profit and FIFO Operating Profit

Operating profit was $828 million, or 2.5% of sales, for the third quarter of 2024, compared to $912 million, or 2.7% of sales, for the third quarter of 2023. Operating profit, as a percentage of sales, decreased 22 basis points in the third quarter of 2024, compared to the third quarter of 2023, due to increased OG&A expenses and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate and a decreased LIFO charge.

Operating profit was $2.9 billion, or 2.6% of sales, for the first three quarters of 2024, compared to $1.9 billion, or 1.7% of sales, for the first three quarters of 2023. Operating profit, as a percentage of sales, increased 92 basis points in the first three quarters of 2024, compared to the first three quarters of 2023, due to decreased OG&A expenses, as a percentage of sales, a higher FIFO gross margin rate and a decreased LIFO charge, partially offset by increased depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit.

FIFO operating profit was $832 million, or 2.5% of sales, for the third quarter of 2024, compared to $941 million, or 2.8% of sales, for the third quarter of 2023. FIFO operating profit, as a percentage of sales, excluding the 2024 and 2023 Third Quarter Adjusted Items, remained primarily flat in the third quarter of 2024, compared to the third quarter of 2023.

FIFO operating profit was $3.0 billion, or 2.7% of sales, for the first three quarters of 2024, compared to $2.0 billion, or 1.8% of sales, for the first three quarters of 2023. FIFO operating profit, as a percentage of sales, excluding the 2024 and 2023 Adjusted Items, decreased 15 basis points in the first three quarters of 2024, compared to the first three quarters of 2023, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate and a decreased LIFO charge.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2024 and 2023 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	Third Quarter Ended		Three Quarters Ended
	November 9,	November 4,	November 9,	November 4,
	2024	2023	2024	2023
Operating profit	$828	$912	$2,937	$1,902
LIFO charge	4	29	66	131

FIFO Operating profit	832	941	3,003	2,033

Adjustment for merger related costs(1)	186	84	509	178
Adjustment for opioid settlement charges	—	—	—	1,475
Other	(1)	(3)	(12)	(6)

2024 and 2023 Adjusted items	185	81	497	1,647

Adjusted FIFO operating profit excluding the adjusted items above	$1,017	$1,022	$3,500	$3,680
(1)	Merger related costs primarily include third-party professional fees and the amortization of credit facility fees associated with the proposed merger with Albertsons.

Net Interest Expense

Net interest expense decreased for the third quarter and first three quarters of 2024, compared to the same periods of 2023. Excluding the proceeds of the $10.5 billion issuance of senior notes in the third quarter of 2024, net interest expense decreased primarily due to increased interest income earned on our cash and temporary cash investments due to increased balances of cash and temporary cash investments throughout the third quarter and the first three quarters of 2024, compared to the same periods of 2023, and decreased average total debt throughout 2024, compared to 2023. For the $10.5 billion of senior notes issued in the third quarter of 2024, the interest expense associated with these senior notes was offset by interest income earned on the proceeds of these senior notes.

Income Taxes

The effective income tax rate was 23.3% for the third quarter of 2024 and 23.9% for the third quarter of 2023. The effective income tax rate was 21.8% for the first three quarters of 2024 and 24.8% for the first three quarters of 2023. The effective income tax rate for the third quarter of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first three quarters of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions. The effective income tax rate for the third quarter of 2023 differed from the federal statutory rate due to the effect of state income taxes and certain nondeductible expenses, partially offset by the utilization of tax credits. The effective income tax rate for the first three quarters of 2023 differed from the federal statutory rate due to the effect of state income taxes, the nondeductible portion of opioid settlement charges and certain nondeductible expenses, partially offset by the utilization of tax credits.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.84 per diluted share for the third quarter of 2024 represented a decrease of 4.5% compared to net earnings of 0.88 per diluted share for the third quarter of 2023. Adjusted net earnings of $0.98 per diluted share for the third quarter of 2024 represented an increase of 3.2% compared to adjusted net earnings of $0.95 per diluted share for the third quarter of 2023. The increase in adjusted net earnings per diluted share resulted primarily from increased FIFO operating profit, excluding fuel, a decreased LIFO charge and lower net interest expense, partially offset by decreased fuel earnings.

Net earnings of $2.77 per diluted share for the first three quarters of 2024 represented an increase of 42.1% compared to net earnings of $1.95 per diluted share for the first three quarters of 2023. Adjusted net earnings of $3.34 per diluted share for the first three quarters of 2024 represented a decrease of 2.3% compared to adjusted net earnings of $3.42 per diluted share for the first three quarters of 2023. The decrease in adjusted net earnings per diluted share resulted primarily from decreased FIFO operating profit, excluding fuel, and decreased fuel earnings, partially offset by a decreased LIFO charge, lower net interest expense and lower income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase in cash and temporary cash investments for the first three quarters of 2024 and 2023:

	Three Quarters Ended
	November 9,	November 4,
	2024	2023
Net cash provided by (used in)
Operating activities	$4,390	$4,868
Investing activities	(2,402)	(2,745)
Financing activities	9,487	(1,413)
Net increase in cash and temporary cash investments	$11,475	$710

Net cash provided by operating activities

We generated $4.4 billion of cash from operations in the first three quarters of 2024 compared to $4.9 billion in the first three quarters of 2023. Net earnings including noncontrolling interests, adjusted for non-cash items, generated approximately $5.3 billion of operating cash flow in the first three quarters of 2024 compared to $4.1 billion in the first three quarters of 2023. Cash (used) provided by operating activities for changes in operating assets and liabilities, including working capital, was $(874) million in the first three quarters of 2024 compared to $818 million in the first three quarters of 2023. The decrease in cash provided by operating activities for changes in operating assets and liabilities, including working capital, was primarily due to the following:

●	Cash flows for accounts receivable were less favorable for the first three quarters of 2024, compared to the first three quarters of 2023, primarily due to the following:

o	A decrease in pharmacy receivables at the end of the third quarter of 2023, compared to fiscal year end 2022, primarily due to the termination of our agreement with Express Scripts;

o	A decrease in income taxes receivable at the end of the third quarter of 2023, compared to fiscal year 2022, primarily due to applying our overpayment in 2022 to our estimated tax payments for 2023; and

o	An increase in pharmacy receivables at the end of the third quarter of 2024, compared to fiscal year end 2023, primarily due to timing of cash receipts and increased Health and Wellness sales;

●	An increase in long-term liabilities at the end of the third quarter of 2023, compared to fiscal year end 2022, primarily due to an increase in the noncurrent portion of our accrued opioid settlement charges;

●	An increase in accounts payable at the end of the third quarter of 2023, compared to fiscal year end 2022, primarily due to timing of payments and management’s focus on working capital improvements;

●	Partially offset by cash flows for accrued expenses were more favorable for the first three quarters of 2024, compared to the first three quarters of 2023, primarily due to the following:

o	A smaller decrease in accrued incentive plan costs at the end of third quarter of 2024, compared to fiscal year end 2023, than the decrease at the end of third quarter of 2023, compared to fiscal year end 2022, primarily due to the following:

◾	A decrease in accrued incentive plan costs at the end of the third quarter of 2023, compared to fiscal year end 2022;

◾	Partially offset by a decrease in accrued incentive plan costs at the end of the third quarter of 2024, compared to fiscal year end 2023, primarily due to a semi-annual incentive payment made to store employees in the third quarter of 2024;

o	A decrease in our commitments due to the UFCW International Union-Industry Pension Fund (“National Fund”) at the end of the third quarter of 2023, compared to fiscal year end 2022, as a result of the final contractual payment related to the multi-employer pension plan withdrawal liability charge we incurred in 2020; and

o	An increase in accrued interest expense at the end of the third quarter of 2024, compared to fiscal year end 2023, primarily due to accrued interest expense associated with the $10.5 billion senior notes issuance;

o	Partially offset by an increase in accrued legal expenses at the end of the third quarter of 2023, compared to fiscal year end 2022, primarily due to an increase in the current portion of our accrued opioid settlement charges; and

o	An increase in accrued expenses for our pharmacy distillery business at the end of the third quarter of 2023, compared to fiscal year end 2022, primarily due to the timing of payments as a result of management’s focus on working capital improvements.

Cash paid for net interest decreased in the first three quarters of 2024, compared to the first three quarters of 2023, primarily due to increased interest income earned on our increased balances of cash and temporary cash investments throughout the first three quarters of 2024. In addition, interest payments for the $10.5 billion of senior notes issued in the third quarter of 2024 are not due until the beginning of fiscal year 2025.

Net cash used by investing activities

Investing activities used cash of $2.4 billion in the first three quarters of 2024 compared to $2.7 billion in the first three quarters of 2023. The amount of cash used by investing activities decreased in the first three quarters of 2024, compared to the first three quarters of 2023, primarily due to the net proceeds from the sale of our Kroger Specialty Pharmacy business in the third quarter of 2024 and an increase in proceeds from the sale of assets related to the sale of an equity investment in the first three quarters of 2024, which was partially offset by increased payments for property and equipment, including payments for lease buyouts.

Net cash provided (used) by financing activities

Cash provided (used) by financing activities was $9.5 billion in the first three quarters of 2024 compared to $(1.4) billion in the first three quarters of 2023. The amount of cash provided by financing activities increased in the first three quarters of 2024, compared to the first three quarters of 2023, primarily due to increased proceeds from the issuance of long-term debt and decreased payments on long-term debt including obligations under finance leases.

Capital Investments

Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $740 million for the third quarter of 2024 compared to $715 million for the third quarter of 2023. Capital investments, excluding mergers, acquisitions and the purchase of leased facilities, totaled $2.8 billion for the first three quarters of 2024 compared to $2.5 billion for the first three quarters of 2023. Capital investments increased for the first three quarters of 2024, compared to the first three quarters of 2023, due to the completion of more store projects in 2024 compared to 2023. During the first three quarters of 2024, we opened, expanded, relocated or acquired 19 supermarkets and completed 170 remodels. During the first three quarters of 2023, we opened, expanded, relocated or acquired 8 supermarkets and completed 148 remodels. During the rolling four quarter period ended with the third quarter of 2024, we opened, expanded, relocated or acquired 21 supermarkets and completed 269 remodels. We define a remodel as a project that exceeds a total cost of $750 thousand. Total supermarket square footage at the end of the third quarter of 2024 increased 0.7% from the end of the third quarter of 2023. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2024 increased 0.9% over the end of the third quarter of 2023.

Debt Management

As of November 9, 2024, we maintained an unsecured revolving credit facility (the “Credit Agreement”), with a termination date of September 13, 2029, unless extended as permitted under the Credit Agreement. This Credit Agreement amended our $2.75 billion credit facility that would otherwise have terminated on July 6, 2026. Under the Credit Agreement, the aggregate amount of initial commitments under the revolving credit facility is $2.75 billion, which could have been increased by $2.25 billion to $5 billion upon the closing date of the proposed merger with Albertsons (such additional commitments, the “Albertsons Closing Date Additional Commitments”). Concurrently with the termination of the Merger Agreement on December 11, 2024, the Albertsons Closing Date Additional Commitments were automatically terminated in accordance with the terms of the Credit Agreement. On and after December 11, 2024, the amount of outstanding commitments under the Credit Agreement is $2.75 billion. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of November 9, 2024, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $1 million as of November 9, 2024.

In connection with the proposed merger with Albertsons, on October 13, 2022, we entered into a commitment letter with certain lenders pursuant to which the lenders have committed to provide a 364-day $17.4 billion senior unsecured bridge term loan facility. The commitments were intended to be drawn to finance the proposed merger with Albertsons only to the extent we did not arrange for alternative financing prior to closing. As alternative financing for the proposed merger had been secured, the commitments with respect to the bridge term loan facility under the commitment letter were terminated in the third quarter of 2024.

On November 9, 2022, we executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the proposed merger with Albertsons and certain other customary conditions to funding, (1) senior unsecured term loans in an aggregate principal amount of $3.0 billion maturing on the third anniversary of the proposed merger closing date and (2) senior unsecured term loans in an aggregate principal amount of $1.75 billion maturing on the date that is 18 months after the proposed merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities were to be used to pay a portion of the consideration and other amounts payable in connection with the proposed merger with Albertsons. Concurrently with the termination of the Merger Agreement on December 11, 2024, all of the commitments with respect to the Term Loan Facilities were automatically terminated in accordance with the terms thereof.

During the third quarter of 2024, we successfully issued $10.5 billion of senior notes to pay a portion of the cash consideration for the proposed merger and for general corporate purposes. In connection with the termination of the Merger Agreement, we sent a notice to the trustee in respect of the $4.7 billion of the senior notes that included a special mandatory redemption feature, setting a redemption date of December 18, 2024 (the “special mandatory redemption date”) to redeem these senior notes at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date. Additionally, during the third quarter of 2024, we commenced an exchange offer for any and all outstanding notes issued by Albertsons and certain of its subsidiaries for up to approximately $7.4 billion aggregate principal amount of new senior notes to be issued by us and cash. In connection with the termination of the Merger Agreement, we terminated the exchange offer and related consent solicitations. For additional information, see Note 10 and Note 11 to the Consolidated Financial Statements.

As of November 9, 2024, we were in compliance with our bank credit facility financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with the financial covenant in the foreseeable future.

Total debt, including both the current and long-term portions of obligations under finance leases, of $22.6 billion as of November 9, 2024, increased by $10.4 billion from our fiscal year end 2023 debt of $12.2 billion. This increase resulted primarily from the $10.5 billion issuance of senior notes in the third quarter of 2024. For additional information, see Note 10 and Note 11 to the Consolidated Financial Statements.

Common Share Repurchase Programs

During the third quarter of 2024, we invested $9 million to repurchase approximately one hundred and forty-six thousand Kroger common shares at an average price of $55.98 per share. For the first three quarters of 2024, we invested $125 million to repurchase 2.3 million Kroger common shares at an average price of $54.80 per share. The shares repurchased in the third quarter and first three quarters of 2024, were reacquired under a share repurchase program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

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

On December 11, 2024, we announced that our Board of Directors terminated the September 2022 Share Repurchase Program and authorized a new share repurchase program in an aggregate amount of $7.5 billion, of which $5.0 billion is expected to be repurchased by means of an accelerated share repurchase program. The remaining amounts under the program may be repurchased by means of open market transactions, privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, or any combination of the foregoing.

Liquidity Needs

We held cash and temporary cash investments of $13.4 billion as of November 9, 2024, which reflects net proceeds from the $10.5 billion senior notes issuance in the third quarter of 2024, our elevated operating performance over the last few years and paused share repurchase program. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of November 9, 2024, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

Concurrently with the termination of the Merger Agreement on December 11, 2024, the commitments with respect to the Term Loan Facilities and the Albertsons Closing Date Additional Commitments were automatically terminated in accordance with the terms of the Term Loan Facilities or the Credit Agreement, as applicable. For additional information about the termination of the proposed merger with Albertsons, see Note 10 and Note 11 to the Consolidated Financial Statements.

For additional information about our debt activity in the first three quarters of 2024, see Note 2, Note 10 and Note 11 to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, with the exception of the forward-starting interest rate swaps we terminated and the treasury lock agreements we entered into and terminated during the first three quarters of 2024.

As of November 9, 2024, we had no forward-starting interest rate swap agreements or treasury lock agreements outstanding.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Interim Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 9, 2024, the end of the period covered by this report. Based on that evaluation, Kroger’s Chief Executive Officer and Interim Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended November 9, 2024. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal control and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended November 9, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
August 18, 2024 to September 14, 2024	20,230	$55.68	1,245	$1,000
Second four weeks
September 15, 2024 to October 12, 2024	106,971	$55.85	104,900	$1,000
Third four weeks
October 13, 2024 to November 9, 2024	39,500	$56.38	39,500	$1,000
Total	166,701	$55.96	145,645	$1,000
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2024 contained three 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 21,056 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The September 2022 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time. No shares have been repurchased under the September 2022 authorization. During the third quarter of 2022, we paused our share repurchase program to prioritize de-leveraging following the proposed merger with Albertsons. On December 11, 2024, we announced that our Board of Directors terminated the September 2022 Share Repurchase Program and authorized a new share repurchase program in an aggregate amount of $7.5 billion, of which $5.0 billion is expected to be repurchased by means of an accelerated share repurchase program. The remaining amounts under the program may be repurchased by means of open market transactions, privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, or any combination of the foregoing.

Item 5. Other Information.

(c)

In the third quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

EXHIBIT 10.1	-

Credit Agreement, dated as of September 13, 2024, by and among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association and Citibank, N.A., as co-administrative agents, and Wells Fargo Bank, National Association, as the paying agent, which is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024.

EXHIBIT 10.2	-

Amendment No. 1 to Credit Agreement, dated as of October 8, 2024, by and among the Company, the lenders party thereto, Wells Fargo Bank, National Association and Citibank, N.A., as co-administrative agents, and Wells Fargo Bank, National Association, as the paying agent, to the Credit Agreement, dated as of September 13, 2024, which is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024.

EXHIBIT 10.3	-

Amendment No. 2 to Term Loan Credit Agreement, dated as of September 13, 2024, by and among the Company, the lenders party thereto and Citibank, N.A., as administrative agent, to the Term Loan Credit Agreement, dated as of November 9, 2022, which is hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024.

EXHIBIT 10.4	-

Amendment No. 3 to Term Loan Credit Agreement, dated as of October 8, 2024, by and among the Company, the lenders party thereto and Citibank, N.A., as administrative agent, to the Term Loan Credit Agreement, dated as of November 9, 2022, which is hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024.

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

THE KROGER CO.

Dated: December 13, 2024	By:	/s/ W. Rodney McMullen
W. Rodney McMullen
Chairman of the Board and Chief Executive Officer

Dated: December 13, 2024	By:	/s/ Todd A. Foley
Todd A. Foley
Senior Vice President and Interim Chief Financial Officer