Form 10-K
period 2025-02-01
KROGER CO
filed 2025-04-01
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)   ☐.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 17, 2024). $38.2 billion.

The number of shares outstanding of the registrant's common stock, as of the latest practicable date. 660,893,475, shares of Common Stock of $1 par value, as of March 26, 2025.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2025 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

The Kroger Co.

Form 10-K

For the Fiscal Year Ended February 1, 2025

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

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate, along with changes in federal policy and at regulatory agencies; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; our ability to attract and retain qualified individuals; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the potential costs and risks associated with new technologies, including artificial intelligence; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of fresh, Our Brands, personalization, and seamless; the outcome of litigation matters, including those relating to the terminated transaction with Albertsons; and the risks relating to or arising from our opioid litigation settlements, including the risk of litigation relating to persons, entities, or jurisdictions that do not participate in those settlements.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws and policies, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. Our Company is built on the foundation of our retail grocery business, which includes the added convenience of our retail pharmacies and fuel centers. Our strategy is focused on growing households and increasing customer loyalty by delivering great value and convenience, and investing in four strategic pillars: Fresh, Our Brands, Data & Personalization and Seamless.

We utilize the data and traffic generated by our retail business to create personalized experiences and value for our customers. This data and traffic also enables our fast-growing, high operating margin alternative profit business, including data and analytic services and third-party media revenue. In turn, the value generated from these businesses enables us to reinvest back into our retail business.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. Our fiscal year ends on the Saturday closest to January 31. All references to 2024, 2023 and 2022 are to the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively, unless specifically indicated otherwise.

We maintain a web site (www.thekrogerco.com) that includes additional information about the Company. Kroger’s website and any reports or other information made available by Kroger through its website are not part of or incorporated by reference into this Annual Report on Form 10-K. We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments. These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the Securities and Exchange Commission (SEC), and are also available at www.sec.gov.

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our combination of assets includes the following:

Stores

As of February 1, 2025, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of February 1, 2025, Kroger operated, either directly or through its subsidiaries, 2,731 supermarkets, of which 2,273 had pharmacies and 1,702 had fuel centers. Approximately 51% of our supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land. Our stores operate under a variety of banners that have strong local ties and brand recognition. We connect with customers through our expanding seamless ecosystem and the consistent delivery of a full, fresh, and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering. Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable. Each fuel center typically includes five to ten islands of fuel dispensers and storage tanks with capacity for 40,000 to 50,000 gallons of fuel. Supermarkets are generally operated under one of the following formats: combination food and drug stores (“combo stores”); multi-department stores; marketplace stores; or price impact warehouses.

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

Seamless Digital Ecosystem

We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup, Delivery and Ship. We offer Pickup and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,412 of our supermarkets and provide Delivery, which allows us to offer digital solutions to substantially all of our customers. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. These channels allow us to serve customers anything, anytime and anywhere with zero compromise on selection, convenience, and price. We also provide relevant customer-facing apps and interfaces that have the features customers want that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels.

Merchandising and Manufacturing

Our Brands products play an important role in our merchandising strategy and represented over $32 billion of our sales in 2024. Our supermarkets, on average, stock over 12,000 private label items. Our Brands products are primarily produced and sold in three “tiers.” Private Selection® is our main premium quality brand, offering customers culinary foods and ingredients that deliver amazing eating experiences. The Kroger® brand, which represents the majority of our private label items, is designed to consistently satisfy and delight customers with quality products that exceed or meet the national brand in taste and efficacy, as well as with unique and differentiated products. Big K®, Smart Way® and Heritage Farm® are some of our value brands, designed to deliver good quality at a very affordable price. In addition to our three “tiers,” Our Brands offers customers a variety of natural and organic products with Simple Truth® and Simple Truth Organic®. Both Simple Truth® and Simple Truth Organic® are free from a defined list of artificial ingredients that some customers have told us they do not want in their food, and the Simple Truth Organic products are USDA certified organic.

Approximately 31% of Our Brands units sold in our supermarkets are produced in our food production plants; the remaining Our Brands items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on Our Brands products and decisions are based upon a comparison of market-based transfer prices versus open market purchases. As of February 1, 2025, we owned 33 food production plants. These plants consisted of 14 dairies, nine deli or bakery plants, five grocery product plants, two beverage plants, one meat plant and two cheese plants.

Our Data

The traffic and data generated by our retail business, including pharmacies and fuel centers, enables our diverse business. Kroger serves approximately 63 million households annually and because of our rewards program, over 95% of customer transactions are tethered to a Kroger loyalty card. Our over 20 years of investment in data science capabilities allows us to utilize this data to create personalized experiences and value for our customers and enables our growing, high operating margin alternative profit businesses, including data analytic services and third-party media revenue. Our retail media business – Kroger Precision Marketing – provides differentiated media capabilities for our consumer packaged goods partners and other industry verticals. It is a key driver of our digital profitability and alternative profit.

SEASONALITY

The majority of our revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, certain significant events including inclement weather systems, particularly winter storms, tend to affect our sales trends.

HUMAN CAPITAL MANAGEMENT

Our People

We want Kroger to be a place where our customers love to shop and associates love to work. This is why we aim to create working environments where associates feel encouraged and supported to be their best selves every day. As of February 1, 2025, Kroger employed over 409,000 full- and part-time employees. Our people are essential to our success, and we focus intentionally on attracting, developing and engaging a diverse workforce that represents the communities we serve. We strive to create a culture of opportunity and take seriously our role as a leading employer in the United States. Kroger has provided a large number of people with first jobs, new beginnings and lifelong careers. We have long been guided by our values – Honesty, Integrity, Respect, Safety, Diversity and Inclusion.

Attracting & Developing Our Talent

To deliver on our customers’ experiences and remain competitive with union and non-union employers, we continually try to improve how we attract and retain talent. In addition to competitive wages, quality benefits and a safe work environment, we offer a broad range of employment opportunities for workers of all ages and aspirations. Many retail roles offer opportunities to learn new skills, where new associates come for a job, and discover a career.

Associates at all levels of Kroger have access to training and education programs to build their skills and prepare for the roles they want. In 2024, we spent approximately $192 million on training our associates through onboarding, leadership development programs and programs designed to upskill associates across the Company. We continue to invest in new platforms and applications to make learning more accessible to our associates.

Beyond our own training programs, associates can take advantage of our tuition reimbursement benefit, which offers up to $3,500 annually — $21,000 over the course of employment — toward continuing education. These funds can be applied to education programs like certifications, associate or graduate degrees. Approximately 5,500 associates, 89% of whom are hourly, have taken advantage of our tuition reimbursement program in 2024. Kroger has invested approximately $64 million in this program since it launched in 2018.

Rewarding Our Associates

As we continue to operate in a challenging labor market, we are dedicated to attracting and retaining the right talent across the organization to be able to continue delivering for our customers. We are investing in our associates by expanding our industry-leading benefits, including continuing education, training and development and health and wellness. During 2024, we increased associate wages resulting in an average hourly rate of more than $19, and a rate of more than $25 with comprehensive benefits factored in, which is a 38% increase in rate in the last seven years. Over the last five years, we have now invested more than $2.7 billion in incremental wage investments. We remain committed to supporting our associates with investments in wages and comprehensive benefits that are sustainable and will allow us to continue to keep products affordable for the communities we serve. We expect to make continued associate investments in 2025.

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

Supporting Labor Relations

A majority of our employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 350 such agreements, usually with terms of three to five years. Wages, health care and pensions are included in all of these collective bargaining agreements that cover approximately 64% of our associates. Our objective is to negotiate contracts that balance wage increases that are competitive with union and non-union employers and provide affordable healthcare for associates with keeping groceries affordable for the communities we serve. Our obligation is to do this in a way that maintains a financially sustainable business.

CLIMATE RESILIENCIES

Managing greenhouse gas emissions to reduce our impact on the environment is an important part of Thriving Together, our responsible business strategy, and has been a focus for our business for many years. With a large portfolio of supermarkets, distribution warehouses, and food production plants, as well as a complex supply chain, we continue to take steps to reduce both the effects of our operations on the environment and the potential effects of a changing climate on our operations.

To help identify and manage climate-related risks to our business, we conducted a quantitative climate risk assessment to determine the likelihood that different physical climate risks, including drought, extreme heat and extreme precipitation, would affect our operations at representative facilities in different geographies and, in turn, potentially increase operating costs for these facilities. As a result of our risk assessments, we do not currently anticipate the modeled physical risks to adversely affect our financial condition, results of operations or cash flows for the foreseeable future. We plan to update these climate risk assessments moving forward as needed.

We also acknowledge that climate-related legislation could affect our business. As a result of current state and federal requirements regarding the phasedown of hydrofluorocarbon (“HFC”) refrigerants, we anticipate steadily replacing our refrigerant infrastructure to reach required levels, which could incur significant costs to the business. Any such legislation will affect all retailers using refrigerants in their operations. We also monitor utility and technology availability and costs to help anticipate how these could affect our business operations in the future.

To help prepare for and manage a variety of risk scenarios, including natural disasters and business disruptions to our supply chain, we maintain more than 200 business continuity plans. We have installed technologies and processes to ensure our supermarkets, food production plants, fulfillment centers and supply chain can respond quickly and remain operational to serve our customers.

This topic is managed by leadership with input from several departments across the business. The Public Responsibilities Committee of the Board of Directors oversees our responsibilities as a responsible business and our practices related to environmental sustainability, including potential climate effects, along with other environmental and social topics of material importance.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers and the positions held by each such person as of March 21, 2025. Except as otherwise noted, each person has held office for at least five years. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name
Name	Age	Recent Employment History

Mary E. Adcock	49

Ms. Adcock was elected Executive Vice President and Chief Merchant and Marketing Officer in March 2025 and is responsible for sales and category planning for fresh foods, center store and general merchandise categories, as well as analytics & execution, e-commerce and digital merchandising, fuel and Our Brands. Prior to that, Ms. Adcock served as Senior Vice President and Chief Merchant and Marketing Officer from December 2024 to March 2025. From May 2019 to December 2024, she served as Senior Vice President of Retail Operations, and from June 2016 to April 2019, she served as Group Vice President of Retail Operations. Prior to that, Ms. Adcock held leadership roles in Kroger’s Columbus Division, including Vice President of Operations and Vice President of Merchandising. Prior to that, she served as Vice President of Natural Foods Merchandising and as Vice President of Deli/Bakery Manufacturing and held several leadership positions in the manufacturing department, including human resources manager, general manager and division operations manager. Ms. Adcock joined Kroger in 1999 as human resources assistant manager at the Country Oven Bakery in Bowling Green, Kentucky.

Gabriel Arreaga	50

Mr. Arreaga was elected Executive Vice President of Supply Chain in March 2025. He is responsible for the Company’s industry-leading Supply Chain organization, Logistics, Inventory & Replenishment, Manufacturing, and Fulfillment Centers. From December 2020 to March 2025, Mr. Arreaga served as Senior Vice President of Supply Chain. Prior to joining Kroger, Mr. Arreaga served as Senior Vice President of Supply Chains for Mondelez, where he was responsible for all operations and functions from field to consumer, internal and external factories, fulfillment centers, direct to store branches, Logistics and product development. He was also Global Vice President of Operations for Stanley Black and Decker and held numerous leadership roles at Unilever including Vice President of Food and Beverage Operations

Yael Cosset	51

Mr. Cosset was elected Executive Vice President and Chief Digital Officer in March 2025 and is responsible for leading Kroger’s digital strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and e-commerce. He is also responsible for Kroger’s alternative profit businesses, including Kroger’s data analytics subsidiary, 84.51 ͦ LLC and Kroger Personal Finance. From May 2019 to March 2025, Mr. Cosset served as Senior Vice President and Chief Information Officer. Prior to that, he served as Group Vice President and Chief Digital Officer, and also as Chief Commercial Officer and Chief Information Officer of 84.51° LLC. Prior to joining Kroger, Mr. Cosset served in several leadership roles at dunnhumby USA, LLC, including Executive Vice President of Consumer Markets and Global Chief Information Officer.

Carin L. Fike	56

Ms. Fike was elected Vice President and Treasurer effective April 2017. Prior to that, she served as Assistant Treasurer and also as Director of Investor Relations. Ms. Fike began her career with Kroger in 1999 as a manager in the Financial Reporting department after working with PricewaterhouseCoopers in various roles, including audit manager.

Todd A. Foley	55

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

Valerie L. Jabbar	56

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

David J. C. Kennerley	51

Mr. Kennerley was elected Executive Vice President in March 2025. Prior to joining Kroger, he held various leadership roles at PepsiCo from 2001 to 2025, most recently serving as CFO, Europe. Mr. Kennerley joined PepsiCo in 2001 as a manager in the International Corporate Finance/Treasury Department, then in 2005 moved to the U.K. business as a business development director and subsequently held a number of roles across Planning and Commercial Finance. In 2011, he became the company’s senior finance director for the Global Beverages Group and then moved into the North American Beverage business. After that, Mr. Kennerley held a number of roles across Commercial Finance before being appointed to SVP Finance for the company’s North American Bottling business. He served in his most recent role as CFO, Europe from March 2020 to March 2025.

Kenneth C. Kimball	59

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

Timothy A. Massa	58

Mr. Massa was elected Executive Vice President in March 2025 and serves as the company’s Chief People Officer, leading all areas of Human Resources and Labor Relations, including total rewards, labor relations, diversity, business unit human resources, people operations, training and development, talent hiring, retention and engagement, corporate affairs, and associate communications. He also leads the areas of shared services and aviation. From June 2018 to March 2025, Mr. Massa served as Senior Vice President and Chief People Officer, and from June 2014 to June 2018, he served as Group Vice President of Human Resources and Labor Relations. Mr. Massa joined Kroger in October 2010 as Vice President, Corporate Human Resources and Talent Development. Prior to joining Kroger, he served in various Human Resources leadership roles for 21 years at Procter & Gamble, most recently serving as Global Human Resources Director of Customer Business Development.

Brian W. Nichols	52

Mr. Nichols was elected Vice President, Corporate Controller in March 2024 and is responsible for oversight of Kroger’s Corporate Accounting and Corporate Tax departments, as well as the Company’s Accounting Centers and Accounting Modernization teams. Prior to that, he served as Vice President, Assistant Corporate Controller from April 2021 to March 2024. From May 2018 to April 2021, Mr. Nichols served as Senior Director and Assistant Corporate Controller. Prior to that, he held several leadership roles, including Senior Manager of Corporate and External Financial Reporting and Senior Financial Analyst of SEC Reporting. Mr. Nichols joined Kroger in 2000 as Assistant Controller of the Central Division.

Ronald L. Sargent	69

Mr. Sargent was named Interim Chief Executive Officer and Chairman of the Board in March 2025. He has been a Kroger director since 2006 and served as the Lead Director from June 2018 to March 2025. Mr. Sargent was Chairman and Chief Executive Officer of Staples, Inc., a business products retailer, from 2002 until his retirement in 2016 after joining the company in 1989. Prior to joining Staples, Mr. Sargent spent 10 years with Kroger in several roles across stores, sales, marketing, manufacturing and strategy.

Christine S. Wheatley	54

Ms. Wheatley was elected Executive Vice President, General Counsel, and Secretary in March 2025. Prior to that, she served as Senior Vice President, General Counsel, and Secretary from May 2023 to March 2025. From May 2014 to May 2023, Ms. Wheatley served as Group Vice President, Secretary and General Counsel. She joined Kroger in February 2008 as Corporate Counsel, and thereafter served as Senior Attorney, Senior Counsel, and Vice President. Before joining Kroger, Ms. Wheatley was engaged in the private practice of law for 11 years, most recently as a partner at Porter Wright Morris & Arthur in Cincinnati.

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by the proliferation of local, regional, and national retailers, including both retail and digital formats, and intense and ever-increasing competition ranging from online retailers, mass merchant, club stores, regional chains, deep discounters, dollar stores, and ethnic, specialty and natural food stores. With the proliferation of grocery delivery – both by retailers and third-party delivery service providers – customers have an even wider range of retailers from which to choose. Customers continue to expect a great shopping experience both in-store and online. The industry continues to be shaped by e-commerce, cooking at home and prepared foods to go and other customer needs and preferences. Customers want to be able to shop on their own terms with zero compromise whether at brick and mortar stores or online, pick-up or delivery, depending on their particular trip needs and other factors. If we do not appropriately or accurately anticipate customer preferences or fail to quickly adapt to these ever-changing preferences, our sales and profitability could be adversely affected. If we fail to meet the evolving needs of our customers, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected.

We are continuing to enhance the customer connection with investments in our four strategic pillars – Seamless, Personalization, Fresh, and Our Brands. Each of these strategies is designed to better serve our customers and to generate customer loyalty and sustainable growth momentum. We believe our plans to continue to improve these four strategic pillars will enable us to meet the wide-ranging needs and expectations of our customers. If we are unable to continue to enhance the foregoing key elements of our connection with customers, or they fail to strengthen customer loyalty, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected. Our ecosystem monetizes the traffic and data insights generated by our retail grocery business to create fast- growing, asset-light and margin-rich revenue streams. Growth in loyal households, customer traffic and digitally engaged customers allow us to grow profits and power the flywheel in our model. We may be unsuccessful in implementing our alternative profit strategy, which could adversely affect our business growth and our financial condition, results of operations or cash flows. The nature and extent to which our competitors respond to the evolving and competitive industry by developing and implementing their competitive strategies could adversely affect our profitability.

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

In addition, if we do not successfully develop and maintain a relevant digital experience for our customers, our business, financial condition, results of operations or cash flows could be adversely affected. Digital retailing is rapidly evolving, and we must keep pace with new developments by our competitors as well as the evolving needs and preferences of our customers. We must compete by offering a convenient shopping experience for our customers regardless of how they choose to shop with us, and by investing in providing and maintaining relevant customer-facing apps and interfaces that have the features customers want that are also reliable and easy to use. The future success of the digital business will also depend on the efficiency and cost effectiveness of fulfilling orders across our modalities, whether in store, pickup or delivery through third parties or our customer fulfillment centers.

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

EMPLOYEE MATTERS

Nearly two-thirds of our associates are covered by collective bargaining agreements with unions, and our relationship with those unions, including any work stoppage affecting a substantial number of locations, could have a material adverse effect on our financial condition, results of operations or cash flows. We are a party to approximately 350 collective bargaining agreements. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur (and have occurred in the past) if we are unable to negotiate new contracts with labor unions. In addition, changes to national labor policy could affect labor relations with our associates and relationships with unions. Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on our financial condition, results of operations or cash flows.

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

Our continued success depends on the ongoing contributions of our associates, including members of our senior management, key associates and executives. While we have development and succession plans in place for our key associates and executives, these plans do not guarantee that the services of our key associates and executives will continue to be available to us. For example, we recently experienced several key executive changes. It may be difficult to replace key executives because of the limited number of qualified individuals with the breadth of skills and experience necessary for our business. We must recruit, hire, develop and retain qualified associates with an increasingly large range of skills to meet the needs of our evolving and complex business. We compete with other retail and non- retail businesses for these associates and invest significant resources in training and motivating them. Competition among potential employers has resulted, and may in the future result, in increased associate costs and has from time to time affected our ability to recruit and retain associates. If we are unable to attract, develop, retain and effectively manage the development and succession plans for our associates, including members of our senior management, key associates and executives, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Rapidly evolving technological and regulatory developments related to Artificial Intelligence (“AI”) and related technologies may increase competitive, legal, and security risks facing the Company. While we are utilizing AI and machine learning capabilities across our business, our competitors or other third parties may incorporate AI into their products, services and operations more successfully, which could impair our ability to compete effectively, or adversely affect our results of operations or our ability to improve operational efficiency.

To effectively compete, we may need to increase investments to innovate new capabilities and processes incorporating AI as well as to develop appropriate protections, safeguards, and policies for handling data and mitigating information security, data privacy and legal risks. Furthermore, the regulatory and legal landscape regarding AI is rapidly evolving and the Company may be challenged to timely comply in a cost-effective manner.

Through our sales and marketing activities, we collect and store some personal information that our customers provide to us. We also gather and retain information about our associates in the normal course of business. Under certain circumstances, we may share information with third parties that assist us in conducting our business, as required by law, or otherwise in accordance with our privacy policy.

Our technology systems have been, and may be in the future, disrupted from circumstances beyond our control, as we regularly defend against and respond to data security related attacks. Cyber-attackers have targeted and accessed, and may in the future again target and, if successful, access information stored in our or certain third parties’ systems in order to misappropriate confidential customer or business information. The rapid evolution and increased adoption of AI and related technologies may also intensify the risk that our technology systems are targeted. Due to ongoing geopolitical conflicts, there is an increased possibility of cyberattacks that could either directly or indirectly affect our operations. Although we have implemented procedures to protect our information, and require third parties we interact with to do the same, we cannot be certain that our security systems will successfully defend against, or be able to effectively respond to, rapidly evolving, increasingly sophisticated cyber-attacks as they become more difficult to detect and defend against. Further, a Kroger associate, a contractor or other third party with whom we interact may in the future circumvent our security measures in order to obtain information or may inadvertently cause a breach involving information. In addition, hardware, software or applications we may use may have inherent defects, vulnerabilities, or could be inadvertently or intentionally applied or used in a way that could compromise our information security.

Our cybersecurity program, continued investment in our information technology systems, and our processes to evaluate and select vendors with reasonable information security controls may not effectively insulate us from potential attacks, data breaches or disruptions to our business operations, which could result in a loss of customers or business information, negative publicity, damage to our reputation, and exposure to claims from customers, financial institutions, regulatory authorities, payment card associations, associates and other persons. Any such events could have an adverse effect on our business, financial condition, results of operations or cash flows and may not be covered by our insurance. In addition, compliance with rapidly changing privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes and may require us to devote significant management resources to address these issues. The costs of attempting to protect against the foregoing risks and the costs of responding to cyber-attacks are significant. Following a cyber-attack, our and/or our third parties’ remediation efforts may not be successful, and a cyber-attack could result in interruptions, delays or cessation of service, and loss of existing or potential customers. In addition, breaches of our and/or our vendors’ security measures and the unauthorized dissemination of sensitive personal information or confidential information about us or our customers could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers and business relationships, litigation or other actions which could have a material adverse effect on our brands, reputation, business, financial condition, results of operations or cash flows.

Data governance failures can adversely affect our reputation and business. Our business depends on our customers’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers of our uses of their information, failures to honor new and evolving data privacy rights, failing to keep our information technology systems and our customers’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error) or that of our business associates, vendors or other third parties, could adversely affect our brand and reputation and operating results and also could expose and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, and/or injunctive relief, any of which could adversely affect our businesses, financial condition, results of operations or cash flows. Large scale data breaches at other entities, including supply chain related security vulnerabilities, increase the challenge we face in maintaining the security of our information technology systems and proprietary information and of our customers’ information. There can be no assurance that such failures will not occur, or if any do occur, that we will detect them or that they can be sufficiently remediated.

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

GOVERNMENT REGULATION, LEGAL PROCEEDINGS AND INSURANCE

We are subject to various laws, regulations, and administrative practices that affect our business, including laws and regulations involving antitrust and competition, privacy, data protection, environmental, healthcare, anti-bribery, anti- corruption, tax, accounting, and financial reporting or other matters. These and other rapidly changing laws, regulations, policies and related interpretations, changes in the regulatory environment in which we operate, along with changes in federal policy and at regulatory agencies, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely affect our financial condition, results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively affect our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceeding, and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may adversely affect our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially affect our financial condition, results of operations or cash flows.

Increasing governmental and societal attention to environmental, social, and governance (“ESG”) matters, including expanding voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report and could negatively affect our reputation. Additionally, there is some indication that sustainability goals are becoming more controversial, as some governmental entities in the U.S. and certain investor and other constituencies question the appropriateness of or object to sustainability initiatives. The recent change to the United States administration and changes in investor perspectives could also affect our ability to pursue our sustainability goals and could lead to increased criticism and associated reputational harm. In addition, we may face criticism as a result of ‘anti-ESG’ sentiment among certain stakeholders, including governmental authorities, regulators, shareholders and customers. We have established and publicly announced certain goals which we may refine in the future. The execution of this strategy to achieve these goals is subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our goals within the currently projected costs and the expected timeframes; unforeseen operational and technological difficulties; the outcome of research efforts and future technology developments; and the success of our collaborations with and reliance on third parties. Any failure, or perceived failure, to achieve these goals or the setting or publication of certain targets could damage our reputation and customer, investor and other stakeholder relationships, and may even result in regulatory enforcement action. Such conditions could have an adverse effect on our business, financial condition, results of operations or cash flows. In addition, new or changing regulation or public opinion regarding our sustainability goals or our actions to achieve them may result in adverse effects on our financial performance, reputation or demand for our services and products, or may otherwise result in obligations and liabilities that cannot be predicted or estimated at this time.

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

In addition to legal and regulatory risks, we currently are a party to and will continue to be a party to, third party legal proceedings, including matters involving personnel and employment issues, personal injury, property damage, privacy, contract disputes, private rights of action under certain regulations, and other proceedings, including but not limited to opioid litigation and litigation with Albertsons. Some of these proceedings are brought by individuals and others purport to be brought as class actions on behalf of similarly situated parties. Some of these proceedings could result in a substantial loss to Kroger. We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable. Assessing and predicting the outcome of these matters involves substantial uncertainties. Adverse outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have an adverse effect on our financial condition, results of operations or cash flows. Please also refer to the “Litigation” section in Note 12 to the Consolidated Financial Statements.

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

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Multi-Employer Pension Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing associates covered by those agreements. We believe the present value of actuarially accrued liabilities in most of these multi- employer plans exceeds the value of the assets held in trust to pay benefits, and we expect that Kroger’s contributions to most of these funds will increase over the next few years. A significant increase to those funding requirements could adversely affect our financial condition, results of operations or cash flows. Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, except as noted below, there is a risk that the agencies that rate our outstanding debt instruments could view the underfunded nature of these plans unfavorably, or adjust their current views unfavorably, when determining their ratings on our debt securities. Any downgrading of our debt ratings likely would adversely affect our cost of borrowing and access to capital.

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

FUEL

We sell a significant amount of fuel in our 1,702 fuel centers, which could face increased regulation, including due to climate change or other environmental concerns, and demand could be affected by concerns about the effect of emissions on the environment as well as retail price increases. We are unable to predict future regulations, environmental effects, political unrest, acts of war or terrorism, disruptions to the economy, including but not limited to pandemics and other health crises, geopolitical conflicts, tariffs and other matters that affect the cost and availability of fuel, and how our customers will react to such factors, which could adversely affect our financial condition, results of operations or cash flows.

ECONOMIC CONDITIONS

Our operating results could be materially affected by changes in overall economic conditions and other economic factors that affect consumer confidence and spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, overall economic slowdown or recession, changes in housing market conditions, changes in government benefits such as SNAP/EBT, student loan relief, or child care credits, the availability of credit, interest rates, inflation, disinflation or deflation, tax rates, tariffs and other matters could reduce consumer spending. Inflation could materially affect our operating results through increases to our cost of goods, supply chain costs and labor costs. In addition, the economic factors listed above, or any other economic factors or circumstances resulting in higher transportation, labor, insurance or healthcare costs or commodity prices, and other economic factors can increase our merchandise costs and operating, general and administrative expenses and otherwise adversely affect our financial condition, results of operations or cash flows. Increased fuel prices also have an effect on consumer spending and on our costs of producing and procuring products that we sell. A deterioration in overall economic conditions, including the uncertainty caused by inflation rate volatility, could adversely affect our business in many ways, including slowing sales growth, reducing overall sales and reducing gross margins. Geopolitical and catastrophic events, such as wars and conflicts, civil unrest, acts of terrorism or other acts of violence, could materially affect our results, including several occurrences which have taken place at our locations, including active shooter situations or the loss of merchandise as a result of shrink or industry-wide theft and organized retail crime, or pandemics or other health crises, and other matters that could reduce consumer spending, could materially affect our financial condition, results of operations or cash flows. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit and are therefore reliant on banks and other financial institutions to safeguard and allow ready access to these assets. If banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. We are unable to predict how the global economy and financial markets will perform or their volatility. If the global economy and financial markets do not perform as we expect, it could adversely affect our business, financial condition, results of operations or cash flows.

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

WEATHER, NATURAL DISASTERS AND OTHER EVENTS

A large number of our stores, distribution facilities and fulfillment centers are geographically located in areas that are susceptible to hurricanes, tornadoes, floods, droughts, wildfires, ice and snow storms, and earthquakes. Weather conditions and natural disasters have, and may again in the future, disrupt our operations at one or more of our facilities, interrupt the delivery of products to our stores, substantially increase the cost of products, including supplies and materials and substantially increase the cost of energy needed to operate our facilities or deliver products to our facilities. Moreover, the effects of climate change, including those associated with extreme weather events, may affect our ability to procure needed commodities at costs and in quantities that are optimal for us or at all. Adverse weather or natural disasters and other matters that could reduce consumer spending, could materially affect our financial condition, results of operations or cash flows.

CLIMATE IMPACT

The long-term effects of global climate change present both physical risks, such as extreme weather conditions or rising sea levels, and transition risks, such as regulatory or technology changes, which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy including utilities, which in turn may affect our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities are in locations that may be affected by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to stores, distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation and cost increases as a result of climate change or other environmental concerns. Transitioning to alternative energy sources, such as renewable electricity or electric vehicles, and investments in new technologies, could incur higher costs. Regulations limiting greenhouse gas emissions and energy inputs may also increase in the future, which may increase our costs associated with compliance, tracking, reporting, and sourcing. These events and their effects could otherwise disrupt and adversely affect our operations and could have an adverse effect on our financial condition, results of operations or cash flows.

SUPPLY CHAIN

Disruption in our global supply chain could negatively affect our business. The products we sell are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely affect our business. The loss or disruption of such supply arrangements for any reason, labor disputes, loss or impairment of key manufacturing sites, acts of war or terrorism, disruptive global political events, quality control issues, a supplier’s financial distress, natural disasters or health crises, regulatory actions or ethical sourcing issues, trade sanctions, tariffs or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have an adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

RISK MANAGEMENT AND STRATEGY

Securing Kroger’s business information, intellectual property, customer and employee data and technology systems is essential for the continuity of our businesses, meeting applicable regulatory requirements and maintaining the trust of our stakeholders. We have adopted enterprise cybersecurity risk mitigation and governance processes, which are set forth in the Kroger Cybersecurity Risk Management program (“CRM”), the Kroger Third-Party Cybersecurity Risk Management (“TPCRM”) program and the Kroger Cyber Incident Response Plan (“IR Plan”). Our approach is guided by the principles of the CRM, which includes monitoring threats and vulnerabilities and assessing and monitoring related controls, supporting the Corporate Information Security function, the Chief Information Security Officer (“CISO”) and Chief Digital Officer (“CDO”). Kroger’s cybersecurity policies, standards, processes, and practices are integrated into our overarching risk management system in an effort to enhance our ability to safeguard our operations and information, which includes quarterly cybersecurity reporting to the Board, delivered by senior leadership.

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

In line with cyber risk management best practices, we have collaborated with recognized third-party experts as needed to align the CRM’s foundational processes, metrics, monitoring, and reporting with common frameworks such as the NIST RMF and the NIST CSF.

Third-Party Cyber Risk Management

Recognizing the potential vulnerabilities posed by third-party relationships, Kroger has implemented a comprehensive TPCRM program. The TPCRM program is designed to assess third-party cybersecurity risks by employing third-party cyber risk assessments, vendor tiering, and a dedicated team tasked with recommending holistic improvements to strengthen Kroger’s cybersecurity posture, sourcing, and contracting processes. Kroger’s Information Security Operations Center (“iSOC”) responds to known third-party incidents on a continuous basis. The iSOC is a part of the Corporate Information Security (“CIS”) department and is responsible for detecting, responding to, and escalating security incidents. We partner directly with business stakeholders and technology custodians to determine an appropriate response to manage incident risk to minimize the effect to the business. This response process is a regular and critical function of the iSOC and is defined in a separate appendix to the IR Plan. Any material risk identified from these incidents is escalated and communicated using formal severity and impact criteria as defined in the IR Plan.

Kroger Cyber Incident Response Plan

The IR Plan documents the processes by which information security events are detected, identified, prioritized, and analyzed. The Kroger iSOC, CISO, legal counsel, and corporate affairs stakeholders are then engaged depending on the incident’s scope, business effect, and potential material risk. This cross-functional team is responsible for assessing an appropriate response and mitigation pathway. Once security events are identified through the enterprise detection and monitoring ecosystem, the IR Plan sets forth an incident prioritization/decision workflow to determine scope, business effect, and potential material risk. This workflow is implemented through collaboration with the iSOC, CISO, legal counsel, and corporate affairs stakeholders and correlates to industry standard severity levels.

In addition to the processes outlined above, we have also implemented an information security training program for employees that includes security awareness training related to cyber security risks, simulated phishing emails and regular communication to the enterprise regarding cyber security risks.

We experience cybersecurity threats and incidents from time to time. We are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, our financial condition, results of operations or cash flows, and we have not experienced a cybersecurity threat or incident that has materially affected Kroger in at least the last three years. There can be no assurance that cybersecurity threats will not have a material effect on us, including our business strategy, our financial condition, results of operations or cash flows. Please see “Item 1A. Risk Factors” for more information on our cybersecurity-related risks.

GOVERNANCE

Protection of our customers’ data is a fundamental priority for our Board and management team. Our risk management team is integrated into our CIS function and is led by our CDO and CISO. The risk management team reports to the CISO and has combined experience in information security, governance, and compliance, including domains such as engineering, architecture, cybersecurity, and privacy. This team is responsible for defining the program, cybersecurity governance, and gathering insights related to assessing, identifying, and managing cybersecurity threat risks, their severity, and mitigations.

Kroger’s CDO reports to the CEO and leads technology and digital capabilities for the Kroger Co., including the overall cybersecurity strategy. Kroger’s CDO has over 20 years of both leading and transforming technology, digital growth, and e-commerce in the retail and food industry. He graduated with a master’s degree in business administration and management from Ecole Supérieure de Commerce de Chambéry, Rhône-Alpes, France. Kroger’s interim CISO brings nearly 20 years of experience developing and leading security and risk programs. His experience includes governance, information security, and threat management. He graduated from Miami University with a bachelor’s degree in management information systems and marketing.

The Audit Committee of Kroger’s Board of Directors is charged with oversight of data privacy and cybersecurity risks. Kroger’s CDO and CISO provide quarterly updates on cybersecurity risks and related mitigating actions to the Audit Committee, meet with the full Board at least annually and inform the Audit Committee immediately if a cybersecurity incident is deemed material. They report to the Audit Committee and the Board on compliance and regulatory issues, provide updates concerning continuously-evolving threats and mitigating actions, and present a NIST Cybersecurity Framework Scorecard. Additionally, the CDO and CISO discuss and present strategies to address geopolitical threats that may affect operations as well as technological changes, such as AI and quantum computing. In overseeing cybersecurity risks, the Audit Committee focuses on aggregated, thematic issues with a risk-based approach. Oversight of cybersecurity risk incorporates strategy metrics, third-party assessments, and internal audit and controls. An independent third party also regularly reports to the Audit Committee and the full Board on cybersecurity, and outside counsel advises the Board on best practices for cybersecurity oversight by the Board, and the evolution of that oversight over time. Management also reports on strategic key risk indicators, ongoing initiatives, and significant incidents and their effect.

ITEM 2.	PROPERTIES.

As of February 1, 2025, we operated approximately 2,800 owned or leased supermarkets, distribution warehouses, customer fulfillment centers and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and finance leases at February 1, 2025, was $60.1 billion while the accumulated depreciation was $34.4 billion.

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

Our common stock is listed on the New York Stock Exchange under the symbol “KR.” As of March 26, 2025, there were 26,750 shareholders of record.

During 2024, we paid two quarterly cash dividends of $0.29 per share and two quarterly cash dividends of $0.32 per share. During 2023, we paid two quarterly cash dividends of $0.26 per share and two quarterly cash dividends of $0.29 per share. On March 1, 2025, we paid a quarterly cash dividend of $0.32 per share. On March 13, 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.32 per share, payable on June 1, 2025, to shareholders of record at the close of business on May 15, 2025. We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our earnings and other factors, including approval by our Board.

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

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN*
Among The Kroger Co., the S&P 500, and Peer Group**
300
250
200
150
100
50
02/01/20
01/30/21
01/29/22
01/28/23
02/03/24
02/01/25
The Kroger Co.
S&P 500
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2019	2020	2021	2022	2023	2024
The Kroger Co.	100	131.19	168.66	178.23	186.91	255.56
S&P 500 Index	100	117.25	141.87	132.47	164.06	202.59
Peer Group	100	123.01	145.25	140.77	164.01	238.01

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on February 1, 2020, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Albertsons Companies, Inc. (included from June 26, 2020 when it began trading), Costco Wholesale Corporation, CVS Health Corporation, Koninklijke Ahold Delhaize N.V., Target Corp., Walgreens Boots Alliance Inc. and Walmart Inc.

The following table presents information on our purchases of our common shares during the fourth quarter of 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased	Purchased Under
	Total Number	Average	as Part of Publicly	the Plans or
	of Shares	Price Paid Per	Announced Plans	Programs(4)(5)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First period - four weeks
November 10, 2024 to December 7, 2024	121,067	$59.49	113,600	$1,000
Second period - four weeks
December 8, 2024 to January 4, 2025	65,963,661	$61.54	65,958,149	$2,500
Third period - four weeks
January 5, 2025 to February 1, 2025	50,941	$59.47	50,941	$2,500
Total	66,135,669	$61.54	66,122,690	$2,500
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2024 contained three 28-day periods.
(2)	Includes (i) shares repurchased under the December 2024 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (iii) 12,979 shares that were surrendered to Kroger by participants under our long-term incentive plans to pay for taxes on restricted stock awards.
(3)	Represents shares repurchased under the December 2024 Repurchase Program and the 1999 Repurchase Program.
(4)	On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September 2022 Repurchase Program”). On December 11, 2024, our Board of Directors approved a $7.5 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated stock repurchase (“ASR”) transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2024 Repurchase Program”). The December 2024 Repurchase Program authorization replaced the existing September 2022 Repurchase Program. For information about our ASR agreements, see Note 13 to the Consolidated Financial Statements. The amounts shown in this column reflect the amount remaining under the September 2022 Repurchase Program and the December 2024 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2024 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.
(5)	Reflects the reduction of the unsettled accelerated share repurchases of $1.0 billion and excludes excise tax on share repurchases in excess of issuances.

ITEM 6.	RESERVED.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report, as well as Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended February 3, 2024, which provides additional information on comparisons of fiscal years 2023 and 2022.

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

We are focused on enhancing our pillars and delivering an exceptional customer experience to accelerate this flywheel effect. By expanding our store network and improving our digital capabilities, we expect to grow households and increase sales. Our model provides more ways than ever to generate net earnings growth.

This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our retail business and is supported by continued strategic investments in our associates, greater value for our customers and our seamless ecosystem to ensure we deliver a full, fresh and friendly experience for every customer, every time. In an effort to serve more households, we will invest in major storing projects that allow us to increase both in-store and online sales. As more and more customers incorporate ecommerce into their permanent routines, we expect digital sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin through long-term initiatives in gross margin, growing alternative profit businesses, and productivity and cost savings initiatives that are focused on simplifying processes and utilizing technology to enhance the associate experience without affecting the customer experience. Together, these will enable us to improve operating margin, while balancing strategic price investments for customers and wage and benefit investments for associates.

We expect to continue to generate strong free cash flow and are committed to being disciplined with capital deployment in support of our value creation model and stated capital allocation priorities. Our first priority is to invest in the business through attractive high return opportunities that drive long-term sustainable net earnings growth. We are committed to maintaining our current investment grade debt rating and our net total debt to adjusted EBITDA ratio target range of 2.30 to 2.50. We also expect to continue to grow our dividend over time and return excess cash to shareholders via stock repurchases, subject to Board approval. During the fourth quarter of 2024, following the termination of the merger with Albertsons, as discussed in Note 18 to the Consolidated Financial Statements, we resumed our share repurchase program after a more than two-year pause to return excess capital to our shareholders.

We expect our value creation model will result in total shareholder return within our target range of 8% to 11% over time.

2024 EXECUTIVE SUMMARY

We achieved solid results in 2024 led by our pharmacy and digital performance, which demonstrates the strength and diversity of our value creation model. We helped customers save in multiple ways through fresh affordable products and promotions including loyalty discounts, personalized offers, fuel rewards and Our Brands products. By delivering a differentiated customer experience through our focus areas of Fresh, Our Brands, Personalization and Seamless, our go-to-market strategy positioned us well to meet our customers’ needs, growing households and enhancing loyalty, growing sales and generating traffic, which in turn accelerated growth opportunities in our alternative profit businesses and drove greater efficiency.

We will continue to improve our customer experience and increase our investments in major storing projects to drive traffic and increase volumes because they power our value creation model and are critical to our long-term success. We also remain focused on associate retention by investing in our associates, through enhanced wages and benefits and improved training and career development opportunities. In 2024, we increased associate wages resulting in an average hourly rate of more than $19, and a rate of more than $25 with comprehensive benefits factored in, which is a 38% increase in rate in the last seven years. This positions us well to generate attractive and sustainable returns for shareholders.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	February 1,	Percentage	February 3,
	2025	Change	2024
Sales(1)	$147,123	(1.9)%	$150,039
Sales without fuel and the Extra Week(1)	$132,150	0.9%	$130,988
Identical sales excluding fuel	1.5%	N/A	0.9%
FIFO gross margin rate, excluding rent, depreciation and amortization, fuel and the Extra Week, bps increase(1)	0.32	N/A	0.18
OG&A rate, excluding fuel, Adjusted Items and the Extra Week, bps increase(1)	0.31	N/A	0.21
Operating profit(1)	$3,849	24.3%	$3,096
Adjusted FIFO operating profit excluding the Extra Week(1)	$4,674	(2.6)%	$4,799
Net earnings attributable to The Kroger Co.	$2,665	23.2%	$2,164
Adjusted net earnings attributable to The Kroger Co. excluding the Extra Week	$3,246	(2.7)%	$3,335
Net earnings attributable to The Kroger Co. per diluted common share	$3.67	24.0%	$2.96
Adjusted net earnings attributable to The Kroger Co. per diluted common share excluding the Extra Week	$4.47	(2.0)%	$4.56
Dividends paid	$883	10.9%	$796
Dividends paid per common share	$1.22	10.9%	$1.10
Share repurchases(2)	$4,194	N/A	$62
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end(3)	$5,679	N/A	$(1,152)
(1)	Total sales in 2024 includes $2,021 of Kroger Specialty Pharmacy sales. Total sales in 2023 includes $3,193 of Kroger Specialty Pharmacy sales. In 2024, the sale of Kroger Specialty Pharmacy had a positive effect on the FIFO gross margin rate, excluding rent, depreciation and amortization, fuel and the Extra Week and a negative effect on the OG&A rate, excluding fuel, the Extra Week and the 2024 and 2023 Adjusted Items, as defined below. It had no material effect on operating profit.
(2)	The $4,194 share repurchases included 68.4 million Kroger common shares, at an average price of $61.31 per share, which includes excise tax related to the shares repurchased. See Note 13 to the Consolidated Financial Statements.
(3)	The increase of $5,679 in total debt was primarily due to issuing $10,500 of senior notes to pay a portion of the cash consideration for the proposed merger with Albertsons and for general corporate purposes offset by the mandatory redemption of $4,700 of senior notes following the termination of the merger. After the termination of the proposed merger, these funds were primarily used to fund the $5,000 ASR program to be completed under our December 2024 Repurchase Program. For additional information about the senior notes and ASR program, see Note 5, Note 13 and Note 18 to the Consolidated Financial Statements.

OVERVIEW

Notable items for 2024 are:

Shareholder Return

●	Achieved net earnings attributable to The Kroger Co. per diluted common share of $3.67, which represents a 24% increase compared to 2023.

●	Achieved adjusted net earnings attributable to The Kroger Co. per diluted common share of $4.47, which represents a 2% decrease compared to 2023, excluding the 53rd week in 2023 (the “Extra Week”).

●	Achieved operating profit of $3.8 billion, which represents a 24% increase compared to 2023.

●	Achieved adjusted FIFO operating profit of $4.7 billion, which represents a 3% decrease compared to 2023, excluding the Extra Week.

●	Generated cash flows from operations of $5.8 billion, which represents a 15% decrease compared to 2023.

●	Returned $5.1 billion to shareholders from share repurchases and dividend payments, which included the total cost of the initial delivery of approximately 65.6 million shares repurchased as part of the $5.0 billion ASR program.

Other Financial Results

●	Identical sales, excluding fuel, increased 1.5% in 2024, compared to 2023, primarily due to increases in total and loyal households shopping with us, increased Health and Wellness sales and digital sales, partially offset by a reduction in the number of items in basket.

●	Digital sales grew to more than $13.0 billion in annual sales. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party platforms. Digital sales growth was led by the strength of our Delivery solutions. Delivery solutions, which grew by 18% in 2024, excluding the Extra Week in 2023, were driven by the growth in demand across our Kroger Delivery network.

●	Alternative profit streams contributed $1.35 billion of operating profit in 2024, driven by a 17% increase in third-party media revenue, excluding the Extra Week in 2023.

Significant Events

●	On December 19, 2024, we entered into ASR agreements with two financial institutions to reacquire, in aggregate, $5.0 billion in shares of Kroger common stock. The ASR agreements will be completed under our $7.5 billion share repurchase authorization. During 2024, we funded $5.0 billion and received a $4.0 billion initial delivery of approximately 65.6 million Kroger common shares at an average price of $61.54 per share, which includes excise taxes related to the share repurchases. The total numbers of shares purchased by us pursuant to the ASR agreements will be based on the average of the volume-weighted average prices of Kroger common shares on specified dates during the term of each ASR agreement, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Final settlement under the ASR agreements is expected to occur no later than the third fiscal quarter of our Fiscal 2025.

●	On December 11, 2024, we delivered a notice (the “Termination Notice”) to Albertsons, terminating the merger agreement (the “Merger Agreement”) we entered into with Albertsons on October 13, 2022. The Termination Notice further notified Albertsons that a prior termination letter sent by Albertsons to us, dated December 10, 2024, is not an effective termination. In connection with the Termination Notice, we notified Albertsons that we have no obligation to pay the Parent Termination Fee (as defined in the Merger Agreement) because Albertsons has failed to perform and comply in all material respects with its covenants under the Merger Agreement. For additional information about the termination of the Merger Agreement, see Note 18 to the Consolidated Financial Statements.

●	On October 4, 2024, we completed the sale of our Kroger Specialty Pharmacy business to Elevance Health for $464 million. In 2024, we recognized a gain on sale for $79 million, $91 million net of tax, which includes the reduction to income tax expense of $31 million related to recognizing deferred tax assets for the divested entity. Kroger Specialty Pharmacy had sales of $2.0 billion in 2024 and $3.2 billion in 2023. Kroger Specialty Pharmacy was a low margin business. As a result, the sale of the business increased both our gross margin and operating, general and administrative costs as a rate of sales. It had no material effect on operating profit.

●	On August 20, 2024, we issued $10.5 billion of senior notes to pay a portion of the cash consideration for the proposed merger and for general corporate purposes. In connection with the termination of the Merger Agreement, we redeemed $4.7 billion of the senior notes that included a special mandatory redemption feature on December 18, 2024. For additional information about the issuance and redemption of these senior notes, see Note 5 and Note 18 to the Consolidated Financial Statements.

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

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. Our retail operations, which represent 98% of our consolidated sales, is our only reportable segment.

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our combination of assets includes the following:

Stores

As of February 1, 2025, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of February 1, 2025, Kroger operated, either directly or through its subsidiaries, 2,731 supermarkets, of which 2,273 had pharmacies and 1,702 had fuel centers. We connect with customers through our expanding seamless ecosystem and the consistent delivery of a full, fresh, and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering. Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable.

Seamless Digital Ecosystem

We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup, Delivery and Ship. We offer Pickup and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,412 of our supermarkets and provide Delivery, which allows us to offer digital solutions to substantially all of our customers. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. These channels allow us to serve customers anything, anytime, and anywhere with zero compromise on selection, convenience, and price. We also provide relevant customer-facing apps and interfaces that have the features customers want that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels.

Merchandising and Manufacturing

Our Brands products play an important role in our merchandising strategy and represented over $32 billion of our sales in 2024. We own 33 food production plants, primarily bakeries and dairies, which supply approximately 31% of Our Brands units sold in our supermarkets; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.

Our Data

The traffic and data generated by our retail business, including pharmacies and fuel centers, is enabling this transformation. Kroger serves approximately 63 million households annually and because of our rewards program, over 95% of customer transactions are tethered to a Kroger loyalty card. Our over 20 years of investment in data science capabilities is allowing us to utilize this data to create personalized experiences and value for our customers and is also enabling our fast-growing, high operating margin alternative profit businesses, including data analytic services and third-party media revenue. Our retail media business – Kroger Precision Marketing – provides best in class media capabilities for our consumer packaged goods partners and other industry verticals. It is a key driver of our digital profitability and alternative profit.

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

We calculate FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing and transportation expenses, but excluding the Last-In, First-Out (“LIFO”) charge, rent and depreciation and amortization. FIFO gross margin is an important measure used by management, and management believes FIFO gross margin is a useful metric to investors and analysts because it measures the merchandising and operational effectiveness of our go-to-market strategy.

We calculate FIFO operating profit as operating profit excluding the LIFO charge. FIFO operating profit is an important measure used by management, and management believes FIFO operating profit is a useful metric to investors and analysts because it measures the operational effectiveness of our financial model.

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for 2024 include the following, which we define as the “2024 Adjusted Items:”

●	Charges to operating, general and administrative expenses (“OG&A”) of $32 million, $24 million net of tax, for severance charge and related benefits, $30 million, $23 million net of tax, for impairment of intangible assets, $25 million, $19 million net of tax, for property losses, $684 million, $489 million net of tax, for merger-related costs, net of a credit to OG&A of $27 million, $21 million net of tax, for opioid settlement charges (the “2024 OG&A Adjusted Items”).

●	A loss in other income (expense) of $148 million, $112 million net of tax, for the unrealized loss on investments, a charge to other income (expense) of $34 million, $26 million net of tax, for merger-related net interest expense and a gain in other income (expense) of $79 million, $60 million net of tax, on the sale of Kroger Specialty Pharmacy (the “2024 Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $31 million from recognizing deferred tax assets related to the sale of our Kroger Specialty Pharmacy business (the “2024 Income Tax Expense Adjusted Item”).

Net earnings for 2023 include $179 million, $144 million net of tax, due to the Extra Week. In addition, net earnings for 2023 include the following, which we define as the “2023 Adjusted Items:”

●	Charges to OG&A of $316 million, $268 million net of tax, for merger related costs and $1.5 billion, $1.2 billion net of tax, for opioid settlement charges (the “2023 OG&A Adjusted Items”).

●	A gain in other income (expense) of $151 million, $116 million net of tax, for the unrealized gain on investments (the “2023 Other Income (Expense) Adjusted Item”).

Net earnings for 2022 include the following, which we define as the “2022 Adjusted Items:”

●	Charges to OG&A of $25 million, $19 million net of tax, for obligations related to withdrawal liabilities for certain multi-employer pension funds, $20 million, $15 million net of tax, for the revaluation of Home Chef contingent consideration, $44 million, $34 million net of tax, for merger related costs, $85 million, $67 million net of tax, for opioid settlement charges and $164 million for goodwill and fixed asset impairment charges related to Vitacost.com (the “2022 OG&A Adjusted Items”).

●	Losses in other income (expense) of $728 million, $561 million net of tax, for the unrealized loss on investments (the “2022 Other Income (Expense) Adjusted Item”).

The table below provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share excluding the 2024, 2023 and 2022 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2024	2023	2022
Net earnings attributable to The Kroger Co.	$2,665	$2,164	$2,244

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(1)(2)	—	—	19
Adjustment for loss (gain) on investments(1)(3)	112	(116)	561
Adjustment for Home Chef contingent consideration(1)(4)	—	—	15
Adjustment for severance charge and related benefits(1)(5)	24	—	—
Adjustment for impairment of intangible assets(1)(6)	23	—	—
Adjustment for property losses(1)(7)	19	—	—
Adjustment for merger-related costs(1)(8)	489	268	34
Adjustment for merger-related net interest expense(1)(9)	26	—	—
Adjustment for opioid settlement charges(1)(10)	(21)	1,163	67
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com(1)(11)	—	—	164
Adjustment for gain on sale of Kroger Specialty Pharmacy(1)(12)	(60)	—	—
Adjustment for income tax expense on sale of Kroger Specialty Pharmacy	(31)	—	—
Total Adjusted Items	581	1,315	860

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$3,246	$3,479	$3,104

Extra Week adjustment(1)(13)	—	(144)	—

Net earnings attributable to The Kroger Co. excluding the Adjusted Items and the Extra Week adjustment	$3,246	$3,335	$3,104

Net earnings attributable to The Kroger Co. per diluted common share	$3.67	$2.96	$3.06

(Income) expense adjustments
Adjustment for pension plan withdrawal liabilities(14)	—	—	0.03
Adjustment for loss (gain) on investments(14)	0.15	(0.17)	0.76
Adjustment for Home Chef contingent consideration(14)	—	—	0.02
Adjustment for severance charge and related benefits(14)	0.03	—	—
Adjustment for impairment of intangible assets(14)	0.03	—	—
Adjustment for property losses(14)	0.03	—	—
Adjustment for merger-related costs(14)	0.67	0.37	0.05
Adjustment for merger-related net interest expense(14)	0.04	—	—
Adjustment for opioid settlement charges(14)	(0.03)	1.60	0.09
Adjustment for goodwill and fixed asset impairment charges related to Vitacost.com(14)	—	—	0.22
Adjustment for gain on sale of Kroger Specialty Pharmacy(14)	(0.08)	—	—
Adjustment for income tax expense on sale of Kroger Specialty Pharmacy(14)	(0.04)	—	—
Total Adjusted Items	0.80	1.80	1.17

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$4.47	$4.76	$4.23

Extra Week adjustment(14)	—	(0.20)	—

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items and the Extra Week adjustment	$4.47	$4.56	$4.23

Average numbers of common shares used in diluted calculation	720	725	727

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for pension plan withdrawal liabilities was $25.
(3)	The pre-tax adjustments for loss (gain) on investments were $148 in 2024, $(151) in 2023 and $728 in 2022.
(4)	The pre-tax adjustment for Home Chef contingent consideration was $20.
(5)	The pre-tax adjustment for severance charge and related benefits was $32.
(6)	The pre-tax adjustment for impairment of intangible assets was $30.
(7)	The pre-tax adjustment for property losses was $25.
(8)	The pre-tax adjustments for merger related costs were $684 in 2024, $316 in 2023 and $44 in 2022. Merger related costs primarily include third-party professional fees and credit facility fees associated with the terminated merger with Albertsons.
(9)	The pre-tax adjustment for merger-related net interest expense was $34.
(10)	The pre-tax adjustments for opioid settlement charges were $(27) in 2024, $1,475 in 2023 and $85 in 2022.
(11)	The pre-tax and after-tax adjustments for goodwill and fixed asset impairment charges related to Vitacost.com was $164.
(12)	The pre-tax adjustment for gain on sale of Kroger Specialty Pharmacy was $(79).
(13)	The pre-tax Extra Week adjustment was $(179).
(14)	The amount presented represents the net earnings (loss) per diluted common share effect of each adjustment.

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

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		Percentage		2023	Percentage
	2024	Change(1)	2023(6)	Adjusted(2)(6)	Change(3)	2022(6)
Total sales to retail customers without fuel(4)	$130,859	0.8%	$132,175	$129,759	0.9%	$128,559
Supermarket fuel sales	14,973	(8.4)%	16,621	16,340	(12.3)%	18,632
Other sales(5)	1,291	5.0%	1,243	1,229	15.2%	1,067
Total sales	$147,123	(0.1)%	$150,039	$147,328	(0.6)%	$148,258
(1)	This column represents the percentage change in 2024 compared to 2023 adjusted sales, which removes the Extra Week.
(2)	The 2023 adjusted column represents the items presented in the 2023 column adjusted to remove the Extra Week.
(3)	This column represents the percentage change in 2023 adjusted sales compared to 2022.
(4)	Digital sales are included in the “Total sales to retail customers without fuel” line above. Digital sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. Digital sales increased approximately 11% in 2024 and 12% in 2023, excluding the Extra Week in 2023, and increased approximately 4% in 2022. Digital sales growth for 2024, 2023 and 2022 was led by strength in our Delivery solutions, which grew by 18% in 2024 and 25% in 2023, excluding the Extra Week in 2023, and 25% in 2022. Delivery solutions growth was driven by the growth in demand across our Kroger Delivery network.
(5)	Other sales primarily relate to external sales at food production plants, third-party media revenue and data analytic services. The increase in 2024, compared to 2023, is primarily due to an increase in external sales at food production plants and in third-party media revenue. The increase in 2023, compared to 2022, is primarily due to an increase in data analytic services and third-party media revenue.
(6)	2023, 2023 adjusted and 2022 sales by category amounts have been reclassified to conform to the 2024 presentation.

Total sales decreased in 2024, compared to total 2023 adjusted sales, by 0.1%. Total 2023 adjusted sales represent total sales for 2023 excluding the Extra Week. The decrease was primarily due to a decrease in supermarket fuel sales and the sale of Kroger Specialty Pharmacy, partially offset by an increase in total sales to retail customers without fuel. Total supermarket fuel sales decreased 8.4%, compared to 2023 adjusted supermarket fuel sales, primarily due to a decrease in the average retail fuel price of 5.9% and a decrease in fuel gallons sold of 2.6%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel. Total sales, excluding fuel and Kroger Specialty Pharmacy, adjusted for the Extra Week, increased 1.8% in 2024, compared to 2023, which was primarily due to our identical sales increase, excluding fuel, of 1.5%. Identical sales, excluding fuel, for 2024, compared to 2023, increased primarily due to increases in total and loyal households shopping with us, increased Health and Wellness sales and digital sales, partially offset by a reduction in the number of items in basket.

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

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations, Kroger Specialty Pharmacy business and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We define Kroger Specialty Pharmacy business as identical when physical locations have been in operation continuously for five full quarters; discontinued patient therapies are excluded from the identical sales calculation starting in the quarter of transfer or termination. Starting in the first quarter of 2024, Kroger Specialty Pharmacy businesses were not included in identical sales due to being classified as held for sale, while they were included in identical sales in fiscal year 2023. We completed the sale of the Kroger Specialty Pharmacy business during the third quarter of 2024. We include sales from Kroger Delivery from customer fulfillment centers in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following table. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for 2024 and 2023.

Identical Sales

($ in millions)

	2024(1)	2023(2)
Excluding fuel	$128,297	$126,378
Excluding fuel	1.5%	0.9%
(1)	Identical sales, excluding fuel, for 2024 were calculated on a 52-week basis by excluding week 1 of fiscal 2023 in our 2023 identical sales base.
(2)	Identical sales, excluding fuel, for 2023 were calculated on a 53-week basis by including week 1 of fiscal year 2023 in our 2022 identical sales base.

Gross Margin, LIFO and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 22.26% in 2024 and 21.83% in 2023. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, strong Our Brands performance, lower shrink and decreased fuel sales, which has a lower gross margin rate, partially offset by lower pharmacy margins.

The following table provides the calculation of gross profit and gross margin in accordance with GAAP:

Gross Margin

($ in millions, except percentages)

	2024	2023
Sales	$147,123	$150,039
Merchandise costs, including advertising, warehousing and transportation and LIFO charge, excluding rent and depreciation and amortization	113,720	116,675
Rent	66	68
Depreciation and amortization	589	541
Gross profit	$32,748	$32,755

Gross margin	22.26%	21.83%

Our LIFO charge was $95 million in 2024 and $113 million in 2023. The decrease in our LIFO charge was attributable to lower product cost inflation for 2024 compared to 2023.

We define FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing and transportation expenses, but excluding the LIFO charge, rent and depreciation and amortization.

Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel and the Extra Week, our FIFO gross margin rate increased 32 basis points in 2024, compared to 2023. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, strong Our Brands performance and lower shrink, partially offset by lower pharmacy margins. Excluding the effect of fuel, the Extra Week and Kroger Specialty Pharmacy, our FIFO gross margin rate increased 14 basis points in 2024, compared to 2023.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.29% in 2024 and 17.50% in 2023. The decrease in 2024, compared to 2023, resulted primarily from the 2023 OG&A Adjusted Items and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, partially offset by the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, increased incentive plan costs, an increase in costs due to the severity of general liability claims, planned investment in associates and the 2024 OG&A Adjusted Items.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the Extra Week, the 2024 OG&A Adjusted Items and the 2023 OG&A Adjusted Items, our OG&A rate increased 31 basis points in 2024, compared to 2023. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, increased incentive plan costs, an increase in costs due to the severity of general liability claims and planned investments in associates, partially offset by the broad-based improvement from cost savings initiatives that drive administrative efficiencies, including store productivity. Excluding the effect of fuel, the Extra Week, Kroger Specialty Pharmacy, the 2024 OG&A Adjusted Items and the 2023 OG&A Adjusted Items, our OG&A rate increased 19 basis points in 2024, compared to 2023.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for 2024 compared to 2023.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in 2024, compared to 2023, primarily due to the Extra Week, additional depreciation associated with higher capital investments during 2024 and a decrease in the average useful life on these capital investments.

Operating Profit and FIFO Operating Profit

Operating profit was $3.8 billion, or 2.62% of sales, for 2024, compared to $3.1 billion, or 2.06% of sales, for 2023. Operating profit, as a percentage of sales, increased 56 basis points in 2024, compared to 2023, due to decreased OG&A expenses, as a percentage of sales and a higher FIFO gross margin rate, partially offset by increased depreciation and amortization expenses, as a percentage of sales, a decrease in fuel operating profit and the Extra Week.

FIFO operating profit was $3.9 billion, or 2.68% of sales, for 2024, compared to $3.2 billion, or 2.14% of sales, for 2023. FIFO operating profit, as a percentage of sales, excluding the 2024 and 2023 Adjusted Items and the Extra Week, decreased 8 basis points in 2024, compared to 2023, due to increased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decrease in fuel operating profit, partially offset by a higher FIFO gross margin rate.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2024 and 2023 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	2024	2023
Operating profit	$3,849	$3,096
LIFO charge	95	113

FIFO Operating profit	3,944	3,209

Adjustment for merger related costs(1)	684	316
Adjustment for opioid settlement charges	(27)	1,475
Adjustment for severance charge and related benefits	32	—
Adjustment for impairment of intangible assets	30	—
Adjustment for property losses	25	—
Other	(14)	(14)

2024 and 2023 Adjusted items	730	1,777

Adjusted FIFO operating profit excluding the adjusted items above	$4,674	$4,986

Extra Week adjustment	—	(187)

Adjusted FIFO operating profit excluding the adjusted items above and the Extra Week	$4,674	$4,799
(1)	Merger related costs primarily include third-party professional fees and credit facility fees associated with the terminated merger with Albertsons.

Net Interest Expense

Net interest expense totaled $450 million in 2024 and $441 million in 2023. Net interest expense increased in 2024, compared to 2023, primarily due to increased average total outstanding debt throughout 2024, compared to 2023, from the net proceeds of the senior notes issuance and the $34 million for merger-related net interest expense, partially offset by increased interest income earned on our cash and temporary cash investments due to increased balances of cash and temporary cash investments in 2024, compared to 2023.

Income Taxes

Our effective income tax rate was 20.0% in 2024 and 23.5% in 2023. The 2024 tax rate differed from the federal statutory rate due to a tax benefit from recognizing deferred tax assets related to the sale of Kroger Specialty Pharmacy, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes. The 2023 tax rate differed from the federal statutory rate due to the effect of state income taxes and the nondeductible portion of opioid settlement charges, partially offset by the benefit from share-based payments and the utilization of tax credits.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $3.67 per diluted share for 2024 represented an increase of 24.0% compared to net earnings of $2.96 per diluted share for 2023. Excluding the 2024 and 2023 Adjusted Items and the Extra Week, adjusted net earnings of $4.47 per diluted share for 2024 represented a decrease of 2.0% compared to adjusted net earnings of $4.56 per diluted share for 2023. The decrease in adjusted net earnings per diluted share resulted primarily from decreased adjusted FIFO operating profit, excluding fuel, and decreased fuel earnings, partially offset by a decreased LIFO charge and lower net interest expense.

RETURN ON INVESTED CAPITAL

We calculate return on invested capital (“ROIC”) by dividing adjusted ROIC operating profit for the prior four quarters by the average invested capital. Adjusted operating profit for ROIC purposes is calculated by excluding certain items included in operating profit, and adding back our LIFO charge, depreciation and amortization and rent to our U.S. GAAP operating profit of the prior four quarters. Average invested capital is calculated as the sum of (i) the average of our total assets, (ii) the average LIFO reserve and (iii) the average accumulated depreciation and amortization; minus (i) the average taxes receivable, (ii) the average accounts payable, (iii) the average accrued salaries and wages and (iv) the average other current liabilities, excluding accrued income taxes. Averages are calculated for ROIC by adding the beginning balance of the first quarter and the ending balance of the fourth quarter, of the last four quarters, and dividing by two. ROIC is a non-GAAP financial measure of performance. ROIC should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP. ROIC is an important measure used by management to evaluate our investment returns on capital. Management believes ROIC is a useful metric to investors and analysts because it measures how effectively we are deploying our assets.

Although ROIC is a relatively standard financial term, numerous methods exist for calculating a company’s ROIC. As a result, the method used by our management to calculate ROIC may differ from methods other companies use to calculate their ROIC. We urge you to understand the methods used by other companies to calculate their ROIC before comparing our ROIC to that of such other companies.

The following table provides a calculation of ROIC for 2024 and 2023 on a 52 week basis ($ in millions):

	Fiscal Year Ended
	February 1,	February 3,
	2025	2024
Return on Invested Capital
Numerator
Operating profit on a 53 week basis in fiscal year 2023	$3,849	$3,096
Extra Week operating profit adjustment	—	(187)
LIFO charge	95	113
Depreciation and amortization	3,246	3,125
Rent on a 53 week basis in fiscal year 2023	877	891
Extra Week rent adjustment	—	(17)
Adjustment for severance charge and related benefits	32	—
Adjustment for impairment of intangible assets	30	—
Adjustment for property losses	25	—
Adjustment for merger-related costs	684	316
Adjustment for opioid settlement charges	(27)	1,475
Adjusted ROIC operating profit	$8,811	$8,812

Denominator
Average total assets	$51,561	$50,064
Average taxes receivable(1)	(124)	(197)
Average LIFO reserve	2,357	2,253
Average accumulated depreciation and amortization(2)	33,397	30,573
Average accounts payable	(10,253)	(10,280)
Average accrued salaries and wages	(1,327)	(1,535)
Average other current liabilities	(3,551)	(3,414)
Average invested capital	$72,060	$67,464
Return on Invested Capital	12.23%	13.06%
(1)Taxes receivable were $84 as of February 1, 2025, $163 as of February 3, 2024 and $231 as of January 28, 2023.
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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a triggering event occurs, we perform an impairment calculation, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value. Fair value is determined based on market values or discounted future cash flows. We record impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, we adjust the value of the property and equipment to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. We recognize impairment for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. We recorded asset impairments in the normal course of business totaling $98 million in 2024, which includes $25 million, $19 million net of tax, for property losses and $69 million in 2023. We record costs to reduce the carrying value of long-lived assets in the Consolidated Statements of Operations as OG&A expense.

The factors that most significantly affect the impairment calculation are our estimates of future cash flows. Our cash flow projections look several years into the future and include assumptions on variables such as inflation, the economy and competition. Application of alternative assumptions and definitions, such as reviewing long-lived assets for impairment at a different level, could produce significantly different results.

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

Goodwill

Our goodwill totaled $2.7 billion as of February 1, 2025. We review goodwill for impairment in the fourth quarter of each year and also upon the occurrence of triggering events. We perform reviews of each of our operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment. We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future. We recognize goodwill impairment for any excess of a reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

In 2022, we recorded a goodwill impairment charge for Vitacost.com totaling $160 million. The talent and capabilities gained through the merger with Vitacost in 2014 have been key to advancing Kroger’s digital platform and growing our digital business to more than $13 billion in annual sales. As our digital strategy has evolved, our primary focus looking forward will be to effectively utilize our Pickup and Delivery capabilities. This reprioritization resulted in reduced long-term profitability expectations and a decline in the market value for one underlying channel of business and led to the impairment charge. Vitacost.com will continue to operate as an online platform providing great value natural, organic, and eco-friendly products for customers.

The annual evaluation of goodwill performed in 2024, 2023 and 2022 did not result in impairment for any of our reporting units other than Vitacost.com described above. Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably likely. A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2024, 2023 and 2022, see Note 2 to the Consolidated Financial Statements.

The impairment review requires the extensive use of management judgment and financial estimates. Application of alternative estimates and assumptions could produce significantly different results. The cash flow projections embedded in our goodwill impairment reviews can be affected by several factors such as inflation, business valuations in the market, the economy, competition and our ability to successfully integrate recently acquired businesses.

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

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP. We made cash contributions to these plans of $398 million in 2024, $635 million in 2023 and $620 million in 2022. The decrease in 2024, compared to 2023 and 2022, is due to the fulfillment of contractually obligated payments related to our commitments established when restructuring the United Food and Commercial Workers International Union-Industry Variable Annuity Pension Plan agreement.

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

Based on the most recent information available to us, we believe the present value of actuarially accrued liabilities in most of these multi-employer plans exceeds the value of the assets held in trust to pay benefits, and we expect that our contributions to most of these funds will increase over the next few years. We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2024. Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding. Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.

As of December 31, 2024, we estimate our share of the underfunding of multi-employer pension plans to which we contribute was approximately $1.9 billion, $1.4 billion net of tax. As of December 31, 2023, we estimate our share of the underfunding of multi-employer pension plans to which we contribute was approximately $2.5 billion, $1.9 billion net of tax. This represents a decrease in the estimated amount of underfunding of approximately $630 million, $482 million net of tax, as of December 31, 2024. The decrease in the amount of underfunding is primarily attributable to higher expected returns on assets in the funds as well as the receipt of American Rescue Plan Act (“ARP Act”) funding. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

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

The ARP Act, which was signed into law on March 11, 2021, established a special financial assistance program for financially troubled multi-employer pension plans. Under the ARP Act, eligible multi-employer plans can apply to receive a cash payment in an amount projected by the Pension Benefit Guaranty Corporation to pay pension benefits through the plan year ending 2051. At the end of 2024, we expect certain multi-employer pension plans in which we participate, for which our estimated share of underfunding is approximately $665 million, $509 million net of tax, to apply for or receive funding in 2025, which may reduce a portion of our share of unfunded multi-employer pension plan liabilities.

See Note 15 to the Consolidated Financial Statements for more information relating to our participation in these multi-employer pension plans.

NEW ACCOUNTING STANDARDS

Refer to Note 19 and Note 20 to the Consolidated Financial Statements for recently adopted accounting standards and recently issued accounting standards not yet adopted as of February 1, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase in cash and temporary cash investments for 2024 and 2023:

	Fiscal Year
	2024	2023
Net cash provided by (used in)
Operating activities	$5,794	$6,788
Investing activities	(3,228)	(3,750)
Financing activities	(490)	(2,170)
Net increase in cash and temporary cash investments	$2,076	$868

Net cash provided by operating activities

We generated $5.8 billion of cash from operations in 2024, compared to $6.8 billion in 2023. The decrease in cash generated from operations was primarily due to the following:

●	An increase in long-term liabilities at the end of 2023, compared to the end of 2022, primarily due to an increase in the noncurrent portion of our accrued opioid settlement charges;

●	Cash flows for FIFO inventory were less favorable for 2024, compared to 2023, primarily due to a decrease in FIFO inventory at the end of 2023, compared to 2022, primarily due to maintaining inventory at optimal levels through improved inventory management planning;

●	Cash flows for accounts receivable were less favorable in 2024, compared to 2023, primarily due to an increase in pharmacy receivables at the end of 2024, compared to 2023, primarily due to timing of cash receipts and increased Health and Wellness sales;

●	Partially offset by cash flows for accrued expenses were more favorable in 2024, compared to 2023, primarily due to the following:

o	A decrease in accrued incentive plan costs at the end of 2023, compared to 2022;

o	A decrease in our commitments due to the UFCW International Union-Industry Pension Fund (“National Fund”) at the end of 2023, compared to 2022, as a result of the final contractual payment related to the multi-employer pension plan withdrawal liability charge we incurred in 2020; and

o	An increase in accrued interest expense at the end of 2024, compared to 2023, primarily due to accrued interest expense associated with the net $5.8 billion senior notes issuance;

o	Partially offset by an increase in accrued legal expenses at the end of 2023, compared to 2022, primarily due to an increase in the current portion of our accrued opioid settlement charges.

Net cash used by investing activities

Investing activities used cash of $3.2 billion in 2024, compared to $3.8 billion in 2023. The amount of cash used by investing activities decreased in 2024, compared to 2023, primarily due to the net proceeds from the sale of our Kroger Specialty Pharmacy business in 2024 and an increase in proceeds from the sale of assets related to the sale of an equity investment in 2024, partially offset by increased payments for property and equipment, including payments for lease buyouts.

Net cash used by financing activities

We used $490 million of cash for financing activities in 2024, compared to $2.2 billion in 2023. The amount of cash used for financing activities decreased in 2024, compared to 2023, primarily due to increased proceeds from the issuance of long-term debt, partially offset by increased payments on long-term debt including obligations under finance leases and increased payments on treasury stock purchases and unsettled accelerated share repurchases.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, totaled $3.6 billion in 2024 and 2023. Capital investments for the purchase of leased facilities totaled $51 million in 2024. We did not purchase any leased facilities in 2023. Our capital priorities align directly with our value creation model and our target to consistently grow net earnings. Our capital program includes initiatives to enhance the customer experience in stores, improve our process efficiency and enhance our digital capabilities through technology developments. While our capital investments remained consistent in 2024, compared to 2023, we increased capital investments in store projects in 2024, compared to 2023, which was offset by decreased capital investments in supply chain and manufacturing projects and digital projects. These investments are expected to drive sales growth and improve operating efficiency by removing cost and waste from our business.

The table below shows our supermarket storing activity and our total supermarket square footage for 2024, 2023 and 2022:

Supermarket Storing Activity

	2024	2023	2022
Beginning of year	2,722	2,719	2,726
Opened	16	5	3
Opened (relocation)	7	2	1
Closed (operational)	(7)	(1)	(10)
Closed (relocation)	(7)	(3)	(1)
End of year	2,731	2,722	2,719

Total expansions(1)	6	3	—

Total remodels(2)	210	278	231

Total supermarket square footage (in millions)	182	180	179
(1)We define an expansion as a project that expands the square footage of a store by at least 5,000 square feet or 15,000 square feet for stores greater than 95,000 square feet prior to the expansion.
(2)We define a remodel as a project that is greater than or equal to a cost of $8 per square foot.

Debt Management

Total debt, including both the current and long-term portions of obligations under finance leases, increased $5.7 billion to $17.9 billion as of year-end 2024, compared to 2023. This increase resulted primarily from the issuance of $10.5 billion senior notes, partially offset by the payment to redeem $4.7 billion of the senior notes that included a special mandatory redemption feature following the termination of the merger with Albertsons. After the termination of the proposed merger, these net proceeds were primarily used to fund the $5.0 billion ASR program to be completed under our December 2024 Repurchase Program.

Common Share Repurchase Programs

On December 11, 2024, our Board of Directors approved a $7.5 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including ASR transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2024 Repurchase Program”). The December 2024 Repurchase Program authorization replaced the existing September 2022 Repurchase Program described below.

On September 9, 2022, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “September 2022 Repurchase Program”). No shares were repurchased under the September 2022 authorization.

On December 30, 2021, our Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “December 2021 Repurchase Program”). The December 2021 Repurchase Program was exhausted during 2022.

On December 6, 1999, the Company announced a program to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”). This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.

On December 19, 2024, we entered into an ASR agreement with two financial institutions to reacquire, in aggregate, $5.0 billion in shares of Kroger common stock. The ASR agreement will be completed under the December 2024 Repurchase Program. During 2024, we funded $5.0 billion and received a $4.0 billion initial delivery of approximately 65.6 million Kroger common shares at an average price of $61.54 per share, which includes excise taxes related to the shares repurchased. The total number of shares purchased by the Company pursuant to the ASR agreement will be based on the average of the volume-weighted average prices of Kroger common shares on specified dates during the term of each ASR agreement, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Final settlement under the ASR agreement is expected to occur no later than the third fiscal quarter of our Fiscal 2025.

During 2024, we invested $4.2 billion to repurchase 68.4 million Kroger common shares at an average price of $61.31 per share, which includes excise taxes related to the shares repurchased. These shares were reacquired under the December 2024 Repurchase Program and the 1999 Repurchase Program. During 2023, we invested $62 million to repurchase 1.3 million Kroger common shares at an average price of $46.98 per share. These shares were reacquired under the 1999 Repurchase Program. During 2022, we invested $993 million to repurchase 19.4 million Kroger common shares at an average price of $51.29 per share. These shares were reacquired under the December 2021 Repurchase Program and the 1999 Repurchase Program.

As of February 1, 2025, there was $2.5 billion remaining under the December 2024 Repurchase Program, which reflects the reduction of the unsettled accelerated share repurchases of $1.0 billion and excludes excise tax on share repurchases in excess of issuances. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2024 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Dividends

The following table provides dividend information for 2024 and 2023 ($ in millions, except per share amounts):

	2024	2023
Cash dividends paid	$883	$796
Cash dividends paid per common share	$1.22	$1.10

Liquidity Needs

We held cash and temporary cash investments of $4.0 billion, as of the end of 2024, which reflects net proceeds from the $10.5 billion senior notes issuance, the payment to redeem $4.7 billion senior notes issued with a mandatory redemption feature following the termination of the merger with Albertsons, our elevated operating performance over the last few years and the commencement of the $5.0 billion ASR program to be completed under our December 2024 Repurchase Program. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

The table below summarizes our short-term and long-term material cash requirements, based on year of maturity or settlement, as of February 1, 2025 (in millions of dollars):

	2025	2026	2027	2028	2029	Thereafter	Total
Contractual Obligations(1)(2)
Long-term debt(3)	$104	$1,300	$606	$675	$583	$12,641	$15,909
Interest on long-term debt(4)	739	712	687	674	624	9,992	13,428
Finance lease obligations	261	262	265	259	255	1,280	2,582
Operating lease obligations	974	921	866	799	734	5,832	10,126
Self-insurance liability(5)	345	158	110	73	42	115	843
Construction commitments(6)	1,031	—	—	—	—	—	1,031
Opioid settlement payments(7)	283	140	136	140	134	615	1,448
Purchase obligations(8)	700	398	216	122	114	692	2,242
Total	$4,437	$3,891	$2,886	$2,742	$2,486	$31,167	$47,609
(1)	The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $37 million in 2024. For additional information about these obligations, see Note 14 to the Consolidated Financial Statements. This table also excludes contributions under various multi-employer pension plans, which totaled $398 million in 2024. For additional information about these multi-employer pension plans, see Note 15 to the Consolidated Financial Statements.
(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of February 1, 2025, we had no outstanding commercial paper and no borrowings under our credit facility.
(4)	Amounts include contractual interest payments using the interest rate as of February 1, 2025 and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts include self-insurance liabilities related to workers’ compensation claims and general liability claims. Workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in “Accounts payable” in our Consolidated Balance Sheets.
(7)	Amounts include scheduled opioid settlement commitments. For additional information about our opioid settlement charges, see Note 12 to the Consolidated Financial Statements.
(8)	Amounts include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our food production plants and several contracts to purchase energy to be used in our stores and food production plants. Our obligations also include management fees for facilities operated by third parties and outside service contracts. Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets. We included our future commitments for customer fulfillment centers for which we have placed an order as of February 1, 2025. We did not include our commitments associated with additional customer fulfillment centers that have not yet been ordered. Future commitments for customer fulfillment centers will grow as we place orders for additional customer fulfillment centers.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of February 1, 2025, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in 2024, see Note 5 to the Consolidated Financial Statements.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper program. At February 1, 2025, we had no outstanding commercial paper. Commercial paper borrowings are backed by our credit facility and reduce the amount we can borrow under the credit facility. If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program. This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity. However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis. Factors that could affect our credit rating include changes in our operating performance and financial position, the state of the economy, conditions in the food retail industry and changes in our business model. Further information on the risks and uncertainties that can affect our business can be found in the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K. Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost and applicable margin on borrowings under the credit facility could be affected by a downgrade in our Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by Kroger. As of March 27, 2025, we had no commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio (our “financial covenant”). A failure to maintain our financial covenant would impair our ability to borrow under the credit facility. This financial covenant is described below:

●	Our Leverage Ratio (the ratio of Net Debt to Adjusted EBITDA, as defined in the credit facility) was 1.54 to 1 as of February 1, 2025. If this ratio were to exceed 3.50 to 1, we would be in default of our revolving credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 5 to the Consolidated Financial Statements. We were in compliance with our financial covenant at February 1, 2025.

As of February 1, 2025, we maintained a $2.75 billion, unsecured revolving credit facility that, unless extended, terminates on September 13, 2029. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of February 1, 2025, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $1 million as of February 1, 2025.

In addition to the available credit mentioned above, as of February 1, 2025, we had authorized for issuance $2.0 billion of securities remaining under a shelf registration statement filed with the SEC and effective on May 20, 2022.

We maintain surety bonds related primarily to our self-insured workers’ compensation claims. These bonds are required by most states in which we are self-insured for workers’ compensation and are placed with predominately third-party insurance providers to insure payment of our obligations in the event we are unable to meet our claim payment obligations up to our self-insured retention levels. These bonds do not represent liabilities of ours, as we already have reserves on our books for the claims costs. Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of, or access to, such bonds. Although we do not believe increased costs or decreased availability would significantly affect our ability to access these surety bonds, if this does become an issue, we would issue letters of credit, in states where allowed, to meet the state bonding requirements. This could increase our cost or decrease the funds available under our credit facility if the letters of credit were issued against our credit facility. We had $478 million of outstanding surety bonds as of February 1, 2025. These surety bonds expire during fiscal year 2025 and are expected to be renewed.

We have standby letters of credit outstanding as part of our insurance program and for other business purposes. We had $261 million of outstanding standby letters of credit as of February 1, 2025. These standby letters of credit expire during fiscal year 2025 or early fiscal year 2026 and most are expected to be renewed. The letters of credit for our insurance program collateralize obligations to our insurance carriers in connection with the settlement of potential claims. We have also provided a letter of credit which supports our commitment to build a certain number of fulfillment centers. The balance of this letter of credit reduces primarily upon the construction of each fulfillment center. If we do not reach our total purchase commitment, we will be responsible for the balance remaining on the letter of credit.. Letters of credit do not represent liabilities of ours and are not reflected in our Consolidated Balance Sheets.

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

As of February 1, 2025, we had no forward-starting interest rate swap agreements outstanding.

As of February 3, 2024, we maintained five forward-starting interest rate swap agreements with a maturity date of August 1, 2027 with an aggregate notional amount totaling $5.4 billion. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We entered into these forward-starting interest rate swaps in order to hedge the variability in future benchmark interest payments attributable to changing interest rate on the forecasted issuance of fixed-rate debt that was issued in 2024. The fixed interest rates for these forward-starting interest rate swaps range from 3.00% to 3.78%. The variable rate component on the forward-starting interest rate swaps is the Secured Overnight Financing Rate (“SOFR”).

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

The remainder of the notional amount of $3.0 billion of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings. As of February 3, 2024, the fair value of these swaps was recorded in “Other Assets” for $35 million and “Other long-term liabilities” for $3 million. In 2023, we recognized an unrealized gain of $174 million that is included in “(Loss) gain on investments” in our Consolidated Statements of Operations.

In 2024, we terminated these five forward-starting interest rate swaps with a maturity date of August 1, 2027 and an aggregate notional amount totaling $5.4 billion. For the notional amount of $2.4 billion of these forward-starting interest rate swaps that was designated as a cash-flow hedge, the unamortized gain of $48 million, $36 million net of tax, has been deferred in accumulated other comprehensive income and will be amortized to earnings as the interest payments are made. For the remainder of the notional amount of $3.0 billion of the forward-starting interest rate swaps not designated as a cash-flow hedge, we recognized a realized loss of $55 million that is included in “(Loss) gain on investments” in our Consolidated Statements of Operations.

In 2024, we entered into two 10-year treasury lock agreements with an aggregate notional amount of $2.1 billion and a weighted-average interest rate of 3.91% and two 30-year treasury lock agreements with an aggregate notional amount of $3.3 billion and a weighted-average interest rate of 4.11%. These treasury locks were an agreement used to hedge the U.S. Treasury benchmark interest rate associated with future interest payments on the forecasted issuance of fixed-rate debt that was issued in 2024. These treasury locks were designated as cash-flow hedges as defined by GAAP. Accordingly, the changes in fair value of these treasury locks are recorded to accumulated other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. In 2024, we terminated these treasury lock agreements. The unamortized loss of $56 million, $43 million net of tax, has been deferred in accumulated other comprehensive loss and will be amortized to earnings as the interest payments are made.

Annually, we review with the Finance Committee of our Board of Directors compliance with the guidelines described above. The guidelines may change as our business needs dictate.

The tables below provide information about our underlying debt portfolio as of February 1, 2025 and February 3, 2024. The amounts shown for each year represent the contractual maturities of long-term debt, excluding finance leases, as of February 1, 2025 and February 3, 2024. Interest rates reflect the weighted average rate for the outstanding instruments. The variable rate debt is based on a reference rate using the forward yield curve as of February 1, 2025 and February 3, 2024. The Fair Value column includes the fair value of our debt instruments as of February 1, 2025 and February 3, 2024. We had no outstanding interest rate derivatives classified as fair value hedges as of February 1, 2025 or February 3, 2024. See Notes 5, 6 and 7 to the Consolidated Financial Statements.

	February 1, 2025
	Expected Year of Maturity
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate principal payments(1)	$(25)	$(1,311)	$(616)	$(663)	$(552)	$(12,735)	$(15,902)	$(14,497)
Average interest rate(1)	2.10%	3.00%	3.68%	4.43%	7.69%	4.79%
Variable rate principal payments	$(90)	$—	$—	$(22)	$(38)	$—	$(150)	$(151)
Average interest rate	2.87%	—	—	7.93%	6.17%	—
(1)	The fixed rate principal payments exclude debt discounts and deferred financing costs of $143 million, of which $11 million is current and $132 million is long-term. The weighted average interest rate calculation excludes the effects of debt discounts and deferred financing costs.

	February 3, 2024
	Expected Year of Maturity
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate principal payments(1)	$(23)	$(19)	$(1,311)	$(616)	$(625)	$(7,521)	$(10,115)	$(9,256)
Average interest rate(1)	2.41%	3.03%	3.00%	3.68%	4.50%	4.56%
Variable rate principal payments	$(9)	$(81)	$—	$—	$(22)	$(33)	$(145)	$(145)
Average interest rate	7.19%	3.07%	—	—	7.94%	7.19%
(1)	The fixed rate principal payments exclude debt discounts and deferred financing costs of $73 million, of which $7 million is current and $66 million is long-term. The weighted average interest rate calculation excludes the effects of debt discounts and deferred financing costs.

Based on our year-end 2024 variable rate debt levels, a 10 percent change in interest rates would be immaterial. See Note 6 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

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

We manage our exposure to diesel fuel price changes through the strategic use of diesel fuel hedge contracts. When we use fuel hedge contracts, it is primarily to manage our exposure to fluctuations in diesel fuel prices for our logistics operations. We do not enter into fuel hedge arrangements for trading purposes. As a matter of policy, all of our hedge positions are intended to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure. The diesel fuel hedge contracts we use are straightforward instruments with liquid markets. As of February 1, 2025, our outstanding diesel fuel hedge contracts had a total notional amount of $32 million. As of February 3, 2024, our outstanding diesel fuel hedge contracts had a total notional amount of $48 million. The fair value and effect to the Consolidated Statement of Operations of these contracts is insignificant.

We have entered into fixed price contracts to purchase electricity and natural gas for a portion of our energy needs. We expect to take delivery of these commitments in the normal course of business, and, as a result, these contracts qualify as normal purchases.

As of February 1, 2025 and February 3, 2024, we had no commodity derivative contracts outstanding other than the diesel fuel hedge contracts described above.

Equity Investment Risk

We are exposed to market price volatility for our equity investments in certain financial instruments, measured using Level 1 inputs, which are measured at fair value through net earnings. Fair value adjustments flow through “(Loss) gain on investments” in our Consolidated Statements of Operations. The change in fair value of certain Level 1 investments resulted in an unrealized loss of $116 million in 2024, $66 million in 2023 and $586 million in 2022. As of February 1, 2025, the fair value of our investments in certain Level 1 financial instruments was $183 million. As of February 1, 2025, a 10% change in the fair value of these investments would be approximately $18 million. For additional details on these investments, see Note 7 to the Consolidated Financial Statements.

Company-Sponsored Benefit Plans

We sponsor defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. Changes in interest rates affect our liabilities associated with these retirement plans, as well as the amount of expense recognized for these retirement plans. Increased interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. The target plan asset allocations are established based on our liability-driven investment (“LDI”) strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability. As of February 1, 2025, our defined benefit pension plans had total investment assets of $2.3 billion. As of February 3, 2024, our defined benefit pension plans had total investment assets of $2.4 billion. Declines in the fair value of plan assets could diminish the funded status of our defined benefit pension plans and potentially increase our requirement to make contributions to these plans. For additional details, see Note 14 to the Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements of The Kroger Co.

For the Fiscal Year Ended February 1, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Kroger Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kroger Co. and its subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended February 1, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Litigation Contingencies Related to Opioid Claims and Merger Termination

As described in Notes 12 and 18 to the consolidated financial statements, various claims and lawsuits arising in the normal course of business, including personal injury, contract disputes, employment discrimination, wage and hour and other regulatory claims are pending against the Company. Management continually evaluates the Company’s exposure to loss contingencies arising from pending or threatened litigation and believes the Company has made provisions where it is reasonably possible to estimate and when an adverse outcome is probable. The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to creating a public nuisance through the distribution and dispensing of opioids. On September 8, 2023, the Company announced that it reached an agreement in principle with plaintiffs to settle the majority of opioid claims that have been or could be brought against the Company by states in which they operate, subdivisions, and Native American tribes. On October 31, 2024, the Company determined that there is sufficient participation in the settlement by states and subdivisions and elected to proceed with the settlement. The settlement with states and subdivisions became effective on December 30, 2024, and the settlement with Native American tribes is currently anticipated to become effective by May 30, 2025. As of February 1, 2025, the Company has recorded $279 million and $1,139 million of the estimated settlement liability in other current liabilities and other long-term liabilities, respectively. Additionally, on December 10, 2024, Albertsons sued the Company for alleged breaches of the merger agreement and the implied covenant of good faith and fair dealing. Albertsons seeks payment of a $600 million termination fee that Albertsons alleges it is owed under the merger agreement, as well as additional damages. On March 17, 2025, the Company filed an answer denying the allegations in Albertsons’s complaint, and also filed counterclaims that seek recovery for breaches of the merger agreement by Albertsons.

The principal considerations for our determination that performing procedures relating to the litigation contingencies related to opioid claims and merger termination is a critical audit matter are (i) the significant judgment by management when assessing whether an adverse outcome from the pending or threatened litigation is probable and when determining whether a reasonable estimate of the loss can be made and (ii) a high degree of auditor judgment in performing procedures and evaluating audit evidence related to management’s assessment of loss contingencies related to the opioid claims and merger termination.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of litigation contingencies, including the determination of whether an adverse outcome from the pending or threatened litigation is probable and whether a reasonable estimate of the loss can be made, as well as controls over the financial statement disclosures. These procedures also included, among others (i) obtaining and evaluating certain executed settlement agreements related to opioid claims; (ii) obtaining and evaluating the merger agreement and certain letters where the Company is a named party related to the merger termination; (iii) evaluating the status of significant known actual and potential litigation and settlement activity by inquiring of the Company’s internal and external legal counsel, when deemed necessary; (iv) evaluating the reasonableness of management’s assessment regarding whether an adverse outcome from the pending or threatened litigation is probable and whether a reasonable estimate of the loss can be made; (v) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel related to the opioid claims and merger termination; and (vi) evaluating the sufficiency of the Company’s litigation contingency disclosures related to the opioid claims and merger termination.

/s/PricewaterhouseCoopers LLP

Cincinnati, Ohio

April 1, 2025

We have served as the Company’s auditor since 1929.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	February 1,	February 3,
(In millions, except par amounts)	2025	2024
ASSETS
Current assets
Cash and temporary cash investments	$3,959	$1,883
Store deposits in-transit	1,312	1,215
Receivables	2,195	2,136
FIFO inventory	9,442	9,414
LIFO reserve	(2,404)	(2,309)
Prepaid and other current assets	769	609
Total current assets	15,273	12,948

Property, plant and equipment, net	25,703	25,230
Operating lease assets	6,839	6,692
Intangibles, net	834	899
Goodwill	2,674	2,916
Other assets	1,293	1,820

Total Assets	$52,616	$50,505

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$272	$198
Current portion of operating lease liabilities	599	670
Accounts payable	10,124	10,381
Accrued salaries and wages	1,330	1,323
Other current liabilities	3,615	3,486
Total current liabilities	15,940	16,058

Long-term debt including obligations under finance leases	17,633	12,028
Noncurrent operating lease liabilities	6,578	6,351
Deferred income taxes	1,417	1,579
Pension and postretirement benefit obligations	387	385
Other long-term liabilities	2,380	2,503

Total Liabilities	44,335	38,904

Commitments and contingencies see Note 12

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2024 and 2023	1,918	1,918
Additional paid-in capital	3,087	3,922
Accumulated other comprehensive loss	(621)	(489)
Accumulated earnings	28,724	26,946
Common shares in treasury, at cost, 1,258 shares in 2024 and 1,198 shares in 2023	(24,823)	(20,682)

Total Shareowners’ Equity - The Kroger Co.	8,285	11,615
Noncontrolling interests	(4)	(14)

Total Equity	8,281	11,601

Total Liabilities and Equity	$52,616	$50,505

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 1, 2025, February 3, 2024 and January 28, 2023

	2024	2023	2022
(In millions, except per share amounts)	(52 weeks)	(53 weeks)	(52 weeks)
Sales	$147,123	$150,039	$148,258

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	113,720	116,675	116,480
Operating, general and administrative	25,431	26,252	23,848
Rent	877	891	839
Depreciation and amortization	3,246	3,125	2,965

Operating profit	3,849	3,096	4,126

Other income (expense)
Net interest expense see Note 5	(450)	(441)	(535)
Non-service component of company-sponsored pension plan benefits	12	30	39
(Loss) gain on investments	(148)	151	(728)
Gain on the sale of business	79	—	—

Net earnings before income tax expense	3,342	2,836	2,902

Income tax expense	670	667	653

Net earnings including noncontrolling interests	2,672	2,169	2,249
Net income attributable to noncontrolling interests	7	5	5

Net earnings attributable to The Kroger Co.	$2,665	$2,164	$2,244

Net earnings attributable to The Kroger Co. per basic common share	$3.70	$2.99	$3.10

Average number of common shares used in basic calculation	715	718	718

Net earnings attributable to The Kroger Co. per diluted common share	$3.67	$2.96	$3.06

Average number of common shares used in diluted calculation	720	725	727

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended February 1, 2025, February 3, 2024 and January 28, 2023

	2024	2023	2022
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
Net earnings including noncontrolling interests	$2,672	$2,169	$2,249

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(37)	(46)	(83)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	(103)	183	(89)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	8	6	7

Total other comprehensive (loss) income	(132)	143	(165)

Comprehensive income	2,540	2,312	2,084
Comprehensive income attributable to noncontrolling interests	7	5	5
Comprehensive income attributable to The Kroger Co.	$2,533	$2,307	$2,079

(1)	Amount is net of tax benefit of $(11) in 2024, $(14) in 2023 and $(26) in 2022.
(2)	Amount is net of tax (benefit) expense of $(31) in 2024, $56 in 2023 and $(27) in 2022.
(3)	Amount is net of tax expense of $1 in 2024, $2 in 2023 and $2 in 2022.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 1, 2025, February 3, 2024 and January 28, 2023

	2024	2023	2022
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,672	$2,169	$2,249
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,246	3,125	2,965
Asset impairment charges	98	69	68
Goodwill and fixed asset impairment charges related to Vitacost.com	—	—	164
Operating lease asset amortization	603	625	614
LIFO charge	95	113	626
Share-based employee compensation	175	172	190
Company-sponsored pension plans	(2)	(9)	(26)
Deferred income taxes	(102)	(155)	161
Gain on sale of assets	(70)	(56)	(40)
Gain on sale of business	(79)	—	—
Loss (gain) on investments	148	(151)	728
Other	22	78	(8)
Changes in operating assets and liabilities:
Store deposits in-transit	(97)	(88)	(45)
Receivables	(288)	14	(222)
Inventories	(144)	342	(1,370)
Prepaid and other current assets	(166)	72	(36)
Accounts payable	253	545	44
Accrued expenses	107	(222)	(167)
Income taxes receivable and payable	76	68	(190)
Operating lease liabilities	(609)	(695)	(622)
Other	(144)	772	(585)

Net cash provided by operating activities	5,794	6,788	4,498

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(4,017)	(3,904)	(3,078)
Proceeds from sale of assets	377	101	78
Net proceeds from sale of business	464	—	—
Other	(52)	53	(15)

Net cash used by investing activities	(3,228)	(3,750)	(3,015)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	10,502	15	—
Payments on long-term debt including obligations under finance leases	(4,883)	(1,301)	(552)
Dividends paid	(883)	(796)	(682)
Financing fees paid	(116)	—	(84)
Proceeds from issuance of capital stock	127	50	134
Treasury stock purchases	(4,156)	(62)	(993)
Unsettled accelerated share repurchases	(1,000)	—	—
Other	(81)	(76)	(112)

Net cash used by financing activities	(490)	(2,170)	(2,289)

Net increase (decrease) in cash and temporary cash investments	2,076	868	(806)

Cash and temporary cash investments:
Beginning of year	1,883	1,015	1,821
End of year	$3,959	$1,883	$1,015

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(4,017)	$(3,904)	$(3,078)
Payments for lease buyouts	51	—	21
Changes in construction-in-progress payables	343	344	(281)
Total capital investments, excluding lease buyouts	$(3,623)	$(3,560)	$(3,338)

Disclosure of cash flow information:
Cash paid during the year for net interest	$252	$488	$545
Cash paid during the year for income taxes	$681	$751	$698

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended February 1, 2025, February 3, 2024 and January 28, 2023

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 29, 2022	1,918	$1,918	$3,657	1,191	$(19,722)	$(467)	$24,066	$(23)	$9,429
Issuance of common stock:
Stock options exercised	—	—	—	(4)	134	—	—	—	134
Restricted stock issued	—	—	(173)	(4)	62	—	—	—	(111)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	16	(821)	—	—	—	(821)
Stock options exchanged	—	—	—	3	(172)	—	—	—	(172)
Share-based employee compensation	—	—	190	—	—	—	—	—	190
Other comprehensive income net of tax of $(51)	—	—	—	—	—	(165)	—	—	(165)
Other	—	—	131	—	(131)	—	—	(10)	(10)
Cash dividends declared ($0.99 per common share)	—	—	—	—	—	—	(709)	—	(709)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,244	5	2,249

Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014
Issuance of common stock:
Stock options exercised	—	—	—	(2)	50	—	—	—	50
Restricted stock issued	—	—	(163)	(3)	88	—	—	—	(75)
Treasury stock activity:
Stock options exchanged	—	—	—	1	(62)	—	—	—	(62)
Share-based employee compensation	—	—	172	—	—	—	—	—	172
Other comprehensive income net of tax of $44	—	—	—	—	—	143	—	—	143
Other	—	—	108	—	(108)	—	—	9	9
Cash dividends declared ($1.13 per common share)	—	—	—	—	—	—	(819)	—	(819)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,164	5	2,169

Balances at February 3, 2024	1,918	$1,918	$3,922	1,198	$(20,682)	$(489)	$26,946	$(14)	$11,601
Issuance of common stock:
Stock options exercised	—	—	—	(3)	127	—	—	—	127
Restricted stock issued	—	—	(176)	(3)	92	—	—	—	(84)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	(1,000)	66	(4,038)	—	—	—	(5,038)
Stock options exchanged	—	—	—	—	(156)	—	—	—	(156)
Share-based employee compensation	—	—	175	—	—	—	—	—	175
Other comprehensive loss net of tax of $(41)	—	—	—	—	—	(132)	—	—	(132)
Other	—	—	166	—	(166)	—	—	3	3
Cash dividends declared ($1.25 per common share)	—	—	—	—	—	—	(887)	—	(887)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,665	7	2,672

Balances at February 1, 2025	1,918	$1,918	$3,087	1,258	$(24,823)	$(621)	$28,724	$(4)	$8,281

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902. The Company is a food and drug retailer that operates 2,731 supermarkets, 2,273 pharmacies and 1,702 fuel centers in 35 states and the District of Columbia while also operating online through a digital ecosystem to offer customers an omnichannel shopping experience.  The Company also manufactures and processes food for sale by its supermarkets and online.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and other consolidated entities.  Intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week period ended February 1, 2025, the 53-week period ended February 3, 2024 and the 52-week period ended January 28, 2023.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 92% of inventories in 2024 and 91% of inventories in 2023 were valued using the LIFO method.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a FIFO basis) or net realizable value. Replacement cost was higher than the carrying amount by $2,404 at February 1, 2025 and $2,309 at February 3, 2024.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under finance leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years. Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant, fulfillment center and distribution center equipment is depreciated over lives varying from three to 15 years. Information technology assets are generally depreciated over three to five years.  Depreciation and amortization expense was $3,246 in 2024, $3,125 in 2023 and $2,965 in 2022.

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

Lease terms generally range from 10 to 20 years with options to renew for varying terms at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities or insurance and maintenance. Operating lease payments are charged on a straight-line basis to rent expense over the lease term and finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Assets under finance leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term, if shorter. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. For additional information on leases, see Note 9 to the Consolidated Financial Statements.

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, or earlier upon the occurrence of a triggering event. The Company performs reviews of each of its operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a market multiple model, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Results of the goodwill impairment reviews performed during 2024, 2023 and 2022 are summarized in Note 2.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred.  These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset.  When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific stores, to the carrying value for those stores. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions.  Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairments totaling $98 in 2024, which includes $25, $19 net of tax, for property losses. The Company recorded asset impairments in the normal course of business totaling $69 and $68 in 2023 and 2022, respectively. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as Operating, general and administrative (“OG&A”) expense.

Accounts Payable Financing Arrangement

The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under this arrangement. The payment term that the Company has with participating suppliers under these programs is approximately 90 days. Outstanding obligations under this financing arrangement are included in “Accounts payable” in the Consolidated Balance Sheets.

As of February 1, 2025 and February 3, 2024, the Company had $294 and $325 in “Accounts payable,” respectively, associated with financing arrangements.

The following table summarizes the changes in the Company’s outstanding obligations under this financing arrangement through February 1, 2025:

February 1, 2025

Balance at the beginning of the year	$325
Invoices confirmed during the year	1,797
Confirmed invoices paid during the year	(1,828)
Balance at the end of the year	$294

Contingent Consideration

The Company’s Home Chef business combination involved potential payment of future consideration that was contingent upon the achievement of certain performance milestones. The Company recorded contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The liability for contingent consideration is remeasured to fair value at each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in earnings until the contingency is resolved. In 2022, adjustments to increase the contingent consideration liability as of year-end were recorded for $20 in OG&A expense. The Company made the final contingent consideration payment in 2023, which was based on the fair value of the outstanding year-end 2022 liability.

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

The determination of the obligation and expense for company-sponsored pension plans and other post-retirement benefits is dependent on the selection of assumptions used by actuaries and the Company in calculating those amounts.  Those assumptions are described in Note 14 and include, among others, the discount rate, the expected long-term rate of return on plan assets, mortality and the rates of increase in compensation and health care costs.  Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods.  While the Company believes the assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the pension and other post-retirement obligations and future expense.

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of February 1, 2025, the years ended January 31, 2021 and forward remain open for review for federal income tax purposes.

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

The following table summarizes the changes in the Company’s self-insurance liability through February 1, 2025:

	2024	2023	2022
Beginning balance	$761	$712	$721
Expense(1)	427	330	227
Claim payments	(345)	(281)	(236)
Ending balance	843	761	712
Less: Current portion	(345)	(281)	(236)
Long-term portion	$498	$480	$476
(1)	The increases in 2024 and 2023, compared to 2022, were the result of higher claim costs.

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

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale. Pharmacy sales are recorded when the product is provided to the customer. Digital channel-originated sales are recognized either upon pickup in store or upon delivery to the customer. Amounts billed to a customer related to shipping and delivery represent revenues earned for the goods provided and are classified as sales.  When shipping is discounted, it is recorded as an adjustment to sales. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of the Company’s stores or online, tender is accepted at the point of sale. The Company acts as principal in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. The Company records revenue and related costs on a gross basis for these arrangements.  For pharmacy sales, collection of third-party receivables is typically expected within three months or less from the time of purchase. The third-party receivables from pharmacy sales are recorded in “Receivables” in the Company’s Consolidated Balance Sheets and were $622 as of February 1, 2025 and $616 as of February 3, 2024.

Gift Cards and Gift Certificates

The Company does not recognize revenue when it sells its own gift cards and gift certificates (collectively “gift cards”). Rather, it records a deferred revenue liability equal to the amount received. A sale is then recognized when the gift cards are redeemed to purchase the Company’s products. The Company’s gift cards do not expire. While gift cards are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. The Company’s gift card deferred revenue liability was $256 as of February 1, 2025 and $228 as of February 3, 2024.

Disaggregated Revenues

The following table presents sales revenue by type of product for the years ended February 1, 2025, February 3, 2024, and January 28, 2023:

	2024		2023(3)		2022(3)
	Amount	% of total	Amount	% of total	Amount	% of total
Non perishable(1)	$76,966	52.3%	$78,106	52.0%	$75,386	50.9%
Fresh(2)	36,317	24.7%	36,568	24.4%	36,285	24.5%
Supermarket fuel	14,973	10.2%	16,621	11.1%	18,632	12.6%
Pharmacy	15,691	10.6%	14,406	9.6%	13,448	9.0%
Other(4)	3,176	2.2%	4,338	2.9%	4,507	3.0%

Total Sales	$147,123	100%	$150,039	100%	$148,258	100%
(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)	2023 and 2022 revenues by category have been reclassified to conform to the 2024 current presentation by product category.
(4)	Consists primarily of sales related to third-party media revenue, data analytic services, specialty pharmacy and in-store health clinics. The decrease in 2024, compared to 2023, is primarily due to the disposal of Kroger Specialty Pharmacy, partially offset by an increase in third-party media revenue.

Merchandise Costs

The “Merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs and food production costs.  Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the “OG&A” line item along with most of the Company’s other managerial and administrative costs.  Shipping and delivery costs associated with the Company’s digital offerings originating from non-retail store locations are included in the “Merchandise costs” line item. Rent expense and depreciation and amortization expense are shown separately in the Consolidated Statements of Operations.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations.  The Company’s advertising costs totaled $1,171 in 2024, $1,089 in 2023 and $1,030 in 2022.  The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

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

2.	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through February 1, 2025:

	2024	2023
Balance beginning of year
Goodwill	$5,737	$5,737
Accumulated impairment losses	(2,821)	(2,821)
Subtotal	2,916	2,916

Activity during the year
Sale of Kroger Specialty Pharmacy see Note 17	(242)	—

Balance end of year
Goodwill	5,385	5,737
Accumulated impairment losses	(2,711)	(2,821)
Total Goodwill	$2,674	$2,916

Testing for impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill and indefinite-lived intangible assets was performed during the fourth quarter of 2024, 2023 and 2022. The evaluation did not result in impairment in 2023. The evaluation resulted in an impairment of indefinite-lived trade name assets in 2024 and an impairment of goodwill in 2022.

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

The following table summarizes the Company’s intangible assets balance through February 1, 2025:

	2024		2023
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived pharmacy prescription files(2)	$247	$(183)	$360	$(259)
Definite-lived customer relationships(2)	148	(145)	186	(179)
Definite-lived other(2)	106	(92)	118	(103)
Indefinite-lived trade name	655	—	685	—
Indefinite-lived liquor licenses	98	—	91	—

Total	$1,254	$(420)	$1,440	$(541)
(1)	Pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to OG&A expense and depreciation and amortization expense.
(2)	The reduction of these definite-lived intangible assets between 2024 and 2023 are primarily the result of the sale of the Kroger Specialty Pharmacy in the third quarter of 2024 (see Note 17).

Based on the results of the Company’s impairment assessment in the fourth quarter of 2024, a $30, $24 net of tax, impairment was recognized for indefinite-lived trade names.

Amortization expense associated with intangible assets totaled approximately $30, $42 and $52, during fiscal years 2024, 2023 and 2022, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2024 is estimated to be approximately:

2025	$27
2026	12
2027	11
2028	10
2029	10
Thereafter	11

Total future estimated amortization associated with definite-lived intangible assets	$81

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2024	2023
Land	$3,609	$3,512
Buildings and land improvements	16,100	15,137
Equipment	21,082	19,375
Leasehold improvements	13,287	12,394
Construction-in-progress	3,162	3,574
Leased property under finance leases	2,832	2,701

Total property, plant and equipment	60,072	56,693
Accumulated depreciation and amortization	(34,369)	(31,463)

Property, plant and equipment, net	$25,703	$25,230

Accumulated depreciation and amortization for leased property under finance leases was $915 at February 1, 2025 and $730 at February 3, 2024.

Approximately $97 and $104 net book value of property, plant and equipment collateralized certain mortgages at February 1, 2025 and February 3, 2024 respectively.

Capitalized implementation costs associated with cloud computing arrangements of $270, net of accumulated amortization of $97, and $257, net of accumulated amortization of $65, are included in “Other assets” in the Company’s Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024, respectively. The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

4.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2024	2023	2022
Federal
Current	$622	$707	$401
Deferred	(62)	(130)	162

Subtotal federal	560	577	563

State and local
Current	97	114	91
Deferred	13	(24)	(1)

Subtotal state and local	110	90	90

Total	$670	$667	$653

A reconciliation of the statutory federal rate and the effective rate follows:

	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.6	2.5	2.5
Credits	(0.8)	(1.1)	(0.8)
Resolution of tax audit examinations	(0.2)	—	(0.2)
Excess tax benefits from share-based payments	(0.9)	(0.7)	(1.9)
Impairment of goodwill related to Vitacost.com	—	—	1.2
Non-deductible legal settlements	(0.1)	1.4	—
Non-deductible executive compensation	0.2	0.3	0.5
Tax benefit from sale of Kroger Specialty Pharmacy	(0.9)	—	—
Other changes, net	(0.9)	0.1	0.2

Effective income tax rate	20.0%	23.5%	22.5%

The 2024 tax rate differed from the federal statutory rate due to a tax benefit from recognizing deferred tax assets related to the sale of Kroger Specialty Pharmacy, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

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

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2024	2023
Deferred tax assets:
Compensation related costs	$338	$361
Lease liabilities	2,126	2,100
Closed store reserves	58	51
Net operating loss and credit carryforwards	70	76
Deferred income	83	102
Legal settlements	303	313
Allowance for uncollectible receivables	24	30
Other	44	—

Subtotal	3,046	3,033
Valuation allowance	(54)	(55)

Total deferred tax assets	2,992	2,978

Deferred tax liabilities:
Depreciation and amortization	(1,895)	(2,038)
Operating lease assets	(2,002)	(1,985)
Insurance related costs	(229)	(241)
Inventory related costs	(283)	(259)
Other	—	(16)

Total deferred tax liabilities	(4,409)	(4,539)

Net deferred tax liabilities	$(1,417)	$(1,561)

As of February 3, 2024, deferred tax assets of $18 are included in “Other assets” in the Company’s Consolidated Balance Sheets. At February 1, 2025, the Company had net operating loss carryforwards for state income tax purposes of $1,283. The majority of these net operating loss carryforwards expire from 2025 through 2044.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At February 1, 2025, the Company had state credit carryforwards of $7 which expire from 2025 through 2038.  The utilization of certain of the Company’s credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations. As of February 1, 2025, February 3, 2024, and January 28, 2023, the total valuation allowance was $54, $55, and $83, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions affecting only the timing of tax benefits, is as follows:

	2024	2023	2022
Beginning balance	$90	$93	$100
Additions based on tax positions related to the current year	11	10	8
Additions for tax positions of prior years	12	3	6
Reductions for tax positions of prior years	—	(9)	(4)
Settlements	(4)	(1)	(9)
Lapse of statute	(7)	(6)	(8)
Ending balance	$102	$90	$93

As of February 1, 2025, February 3, 2024, and January 28, 2023 the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $70, $62, and $66, respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense. During the years ended February 1, 2025, February 3, 2024, and January 28, 2023, the Company recognized approximately $4, $1, and $(6), respectively, in interest and penalties (recoveries). The Company had accrued approximately $19, $15, and $14 for the payment of interest and penalties as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

As of February 1, 2025, the years ended January 30, 2021 and forward remain open for review for federal income tax purposes.

5.	DEBT OBLIGATIONS

Long-term debt consists of:

	February 1,	February 3,
	2025	2024
1.70% to 8.00% Senior Notes due through 2064	$14,854	$9,123
Other	1,055	1,064

Total debt, excluding obligations under finance leases	15,909	10,187
Less current portion	(104)	(25)

Total long-term debt, excluding obligations under finance leases	$15,805	$10,162

In 2024, the Company issued $10,500 of senior notes to pay a portion of the cash consideration for its proposed merger with Albertsons and general corporate purposes. The Company repaid certain senior notes of $4,700 that were subject to a special mandatory redemption due to the termination of the merger. For additional information related to these issuances and repayments, see Note 18 to the Consolidated Financial Statements.

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

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a market spread, based on the Company’s Public Debt Rating or (ii) the base rate, defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America’s prime rate, and (c) one-month Term SOFR plus 1.0%, plus a market rate spread based on the Company’s Public Debt Rating. The Company will also pay a Commitment Fee based on its Public Debt Rating and Letter of Credit fees equal to a market rate spread based on the Company’s Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company.

The Credit Agreement contains a covenant, which, among other things, requires the maintenance of a leverage ratio of not greater than 3.50:1.00. The Company may repay the Credit Agreement in whole or in part at any time without premium or penalty. The Credit Agreement is not guaranteed by the Company’s subsidiaries.

Cash paid for interest expense related to long term debt including obligations under finance leases was $554, $636 and $578 for 2024, 2023 and 2022, respectively. Interest income of approximately $311, $118 and $33 for 2024, 2023 and 2022, respectively, is included in “Net interest expense” in the Company’s Consolidated Statements of Operations.

For additional information about the Company’s unsecured bridge term loan facility, term loan credit agreement and completed senior notes issuance related to the terminated Albertsons merger, see Note 18 to the Consolidated Financial Statements.

As of February 1, 2025 and February 3, 2024, Other debt consisted primarily of a financial obligation related to a sale transaction for properties that did not qualify for sale-leaseback accounting treatment in 2021.

As of February 1, 2025 and February 3, 2024, the Company had no commercial paper borrowings and no borrowings under the Credit Agreement.

As of February 1, 2025, the Company had outstanding letters of credit in the amount of $261, of which $1 reduces funds available under the Credit Agreement. As of February 3, 2024, the Company had outstanding letters of credit in the amount of $314, of which $2 reduces funds available under the Credit Agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

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

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2024, and for the years subsequent to 2024 are:

2025	$104
2026	1,300
2027	606
2028	675
2029	583
Thereafter	12,641

Total debt	$15,909

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Interest Rate Swaps

The Company did not have any outstanding interest rate derivatives classified as fair value hedges as of February 1, 2025 or February 3, 2024.

Cash Flow Forward-Starting Interest Rate Swaps

The Company did not have any outstanding forward-starting interest rate swaps as of February 1, 2025.

As of February 3, 2024, the Company had five forward-starting interest rate swap agreements with a maturity date of August 1, 2027 with an aggregate notional amount totaling $5,350. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. The Company entered into these forward-starting interest rate swaps to hedge the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt that was issued in 2024.

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

The remainder of the notional amount of $3,000 of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges are recognized through net earnings. As of February 3, 2024, the fair value of these swaps was recorded in “Other Assets” for $35 and “Other long-term liabilities” for $3. In 2023, the Company recognized an unrealized gain of $174 related to these swaps that is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

In 2024, the Company terminated these five forward-starting interest rate swaps with a maturity date of August 1, 2027 with an aggregate notional amount totaling $5,350. For the notional amount of $2,350 of these forward-starting interest rate swaps that was designated as a cash-flow hedge, the unamortized gain of $48, $36 net of tax, has been deferred in accumulated other comprehensive income and will be amortized to earnings as the interest payments are made. For the remainder of the notional amount of $3,000 of the forward-starting interest rate swaps not designated as a cash-flow hedge, the Company recognized a realized loss of $55 that is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

In 2024, the Company entered into two 10-year treasury lock agreements with an aggregate notional amount of $2,100 and a weighted-average interest rate of 3.91% and two 30-year treasury lock agreements with an aggregate notional amount of $3,250 and a weighted-average interest rate of 4.11%. These treasury locks were an agreement used to hedge the U.S. Treasury benchmark interest rate associated with future interest payments on the forecasted issuance of fixed-rate debt that was issued in 2024. These treasury locks were designated as cash-flow hedges as defined by GAAP. Accordingly, the changes in fair value of these treasury locks are recorded to accumulated other comprehensive income and reclassified into net earnings when the hedged transaction affects net earnings. In 2024, the Company terminated these treasury lock agreements. The unamortized loss of $56, $43 net of tax, has been deferred in accumulated other comprehensive loss and will be amortized to earnings as the interest payments are made.

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2024, 2023 and 2022:

	Year-To-Date
	Amount of Gain/(Loss) in			Amount of Gain/(Loss)
Derivatives in Cash Flow Hedging	AOCI on Derivative			Reclassified from AOCI into Income			Location of Gain/(Loss)
Relationships	2024	2023	2022	2024	2023	2022	Reclassified into Income
Forward-Starting Interest Rate Swaps, net of tax(1)	$(34)	$60	$(129)	$(8)	$(6)	$(7)	Net interest expense

(1)

The amounts of Gain/(Loss) reclassified from AOCI into income on derivatives include unamortized proceeds and payments from forward-starting interest rate swaps once classified as cash flow hedges that were terminated prior to the end of 2024.

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

Collateral is generally not required of the counterparties or of the Company under these master netting agreements. As of February 1, 2025, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of these master netting agreements on the Company’s derivative balances upon an event of default or termination event is as follows as of February 3, 2024:

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at February 1, 2025 and February 3, 2024:

February 1, 2025 Fair Value Measurements Using

	Quoted Prices in
	Active Markets
	for Identical	Significant Other
	Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
Marketable Securities	$274	$—	$274
Commodity Contracts	—	(1)	(1)
Total	$274	$(1)	$273

February 3, 2024 Fair Value Measurements Using

	Quoted Prices in
	Active Markets
	for Identical	Significant Other
	Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
Marketable Securities	$646	$—	$646
Forward-Starting Interest Rate Swaps and Commodity Contracts	—	155	155
Total	$646	$155	$801

The Company values interest rate hedges using observable forward yield curves. These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment. See Note 2 for further discussion related to the Company’s carrying value of goodwill. Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 1 for further discussion of the Company’s policies for impairments of long-lived assets and valuation of store lease exit costs. In 2024, long-lived assets with a carrying amount of $229 were written down to their fair value of $131, resulting in an impairment charge of $98, which includes $25, $19 net of tax, for property losses. In 2023, long-lived assets with a carrying amount of $72 were written down to their fair value of $3, resulting in an impairment charge of $69.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends. At February 1, 2025, the fair value of total debt excluding obligations under finance leases was $14,648 compared to a carrying value of $15,909. At February 3, 2024, the fair value of total debt excluding obligations under finance leases was $9,401 compared to a carrying value of $10,187.

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

Other Assets

The fair value of certain financial instruments, measured using Level 1 inputs, was $183 and $578 as of February 1, 2025 and February 3, 2024, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The unrealized loss for these Level 1 investments was approximately $116 and $66 for 2024 and 2023, respectively, and is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

In 2024, the Company fully exited its position in a Level 1 equity investment, receiving proceeds totaling approximately $303, resulting in a realized gain of $23, which is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

The Company held other equity investments without a readily determinable fair value. These investments are measured initially at cost and remeasured for observable price changes to fair value through net earnings. The value of these investments was $96 and $92 as of February 1, 2025 and February 3, 2024, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. There were no material observable price changes or impairments for these investments without a readily determinable fair value during 2024 or 2023, and as such, they are excluded from the fair value measurements table above for February 1, 2025 and February 3, 2024.

The following table presents the Company’s remaining other assets as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
Other Assets
Equity method and other long-term investments	$314	$290
Notes receivable	75	78
Prepaid deposits under certain contractual arrangements	201	193
Implementation costs related to cloud computing arrangements	270	257
Forward-starting interest rate swaps	—	160
Funded asset status of pension plans	24	44
Other	130	128
Total	$1,014	$1,150

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended February 1, 2025 and February 3, 2024:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at January 28, 2023	$(129)	$(503)	$(632)
OCI before reclassifications(2)	183	(35)	148
Amounts reclassified out of AOCI(3)	6	(11)	(5)
Net current-period OCI	189	(46)	143
Balance at February 3, 2024	$60	$(549)	$(489)

Balance at February 3, 2024	$60	$(549)	$(489)
OCI before reclassifications(2)	(103)	(33)	(136)
Amounts reclassified out of AOCI(3)	8	(4)	4
Net current-period OCI	(95)	(37)	(132)
Balance at February 1, 2025	$(35)	$(586)	$(621)
(1)	All amounts are net of tax.
(2)	Net of tax of $(11) and $56 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 3, 2024. Net of tax of $(10) and $(31) for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 1, 2025.
(3)	Net of tax of $(3) and $2 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 3, 2024. Net of tax of $(1) and $1 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 1, 2025.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended February 1, 2025, February 3, 2024 and January 28, 2023:

	For the year ended	For the year ended	For the year ended
	February 1, 2025	February 3, 2024	January 28, 2023

Cash flow hedging activity items:
Amortization of gains and losses on cash flow hedging activities(1)	$9	$8	$9
Tax expense	(1)	(2)	(2)
Net of tax	8	6	7

Pension and postretirement defined benefit plan items:
Amortization of amounts included in net periodic pension cost(2)	(5)	(14)	7
Tax expense	1	3	(2)
Net of tax	(4)	(11)	5
Total reclassifications, net of tax	$4	$(5)	$12
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension expense.

9.	LEASES AND LEASE-FINANCED TRANSACTIONS

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

The following table provides supplemental balance sheet classification information related to leases:

		February 1,	February 3,
	Classification	2025	2024
Assets
Operating	Operating lease assets	$6,839	$6,692
Finance	Property, plant and equipment, net(1)	1,917	1,971

Total leased assets		$8,756	$8,663

Liabilities
Current
Operating	Current portion of operating lease liabilities	$599	$670
Finance	Current portion of long-term debt including obligations under finance leases	168	173

Noncurrent
Operating	Noncurrent operating lease liabilities	6,578	6,351
Finance	Long-term debt including obligations under finance leases	1,828	1,866

Total lease liabilities		$9,173	$9,060
(1)	Finance lease assets are recorded net of accumulated amortization of $915 and $730 as of February 1, 2025 and February 3, 2024, respectively.

The following table provides the components of lease cost:

		Year-To-Date	Year-To-Date
Lease Cost	Classification	February 1, 2025	February 3, 2024
Operating lease cost(1)	Rent Expense	$988	$1,006
Sublease and other rental income	Rent Expense	(111)	(115)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	203	195
Interest on lease liabilities	Interest Expense	84	78

Net lease cost		$1,164	$1,164
(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
2025	$974	$261	$1,235
2026	921	262	1,183
2027	866	265	1,131
2028	799	259	1,058
2029	734	255	989
Thereafter	5,832	1,280	7,112

Total lease payments	10,126	2,582	$12,708

Less amount representing interest	2,949	586

Present value of lease liabilities(1)	$7,177	$1,996
(1)	Includes the current portion of $599 for operating leases and $168 for finance leases.

Total future minimum rentals under non-cancellable subleases at February 1, 2025 were $269.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (years)
Operating leases	13.7	13.9
Finance leases	11.5	11.8
Weighted-average discount rate
Operating leases	4.6%	4.4%
Finance leases	4.7%	3.8%

The following table provides supplemental cash flow information related to leases:

	Year-To-Date	Year-To-Date
	February 1, 2025	February 3, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$916	$984
Operating cash flows from finance leases	$84	$78
Financing cash flows from finance leases	$168	$173
Leased assets obtained in exchange for new operating lease liabilities	$786	$700
Leased assets obtained in exchange for new finance lease liabilities	$157	$168
Net gain recognized from sale and leaseback transactions(1)	$39	$37
Impairment of operating lease assets	$13	$15
Impairment of finance lease assets	$—	$—
(1)	In 2024, the Company entered into sale leaseback transactions related to five properties, which resulted in total proceeds of $52. In 2023, the Company entered into sale leaseback transactions related to nine properties, which resulted in total proceeds of $52.

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner exclusively with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In 2024, the Company did not open any additional Kroger Delivery customer fulfillment centers. The Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. As a result, the Company establishes a finance lease when each facility begins fulfilling orders to customers. The base term of each lease is 10 years with options to renew at the Company’s sole discretion. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. In 2024, the Company recorded finance lease assets of $91 and finance lease liabilities of $73 related to the Company’s agreement with Ocado. In 2023, the Company recorded finance lease assets of $147 and finance lease liabilities of $135 related to the Company’s agreement with Ocado. As of February 1, 2025 and February 3, 2024, the Company had $926 and $960, respectively, of net finance lease assets included within “Property, plant and equipment, net” in the Company’s Consolidated Balance Sheets related to the Company's agreement with Ocado. As of February 1, 2025 and February 3, 2024, the Company had $104 and $100, respectively, of current finance lease liabilities recorded within “Current portion of long-term debt including obligations under finance leases" and $781 and $814, respectively, of non-current finance lease liabilities recorded within “Long-term debt including obligations under finance leases” in the Company’s Consolidated Balance Sheets.

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

	For the year ended			For the year ended			For the year ended
	February 1, 2025			February 3, 2024			January 28, 2023
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$2,645	715	$3.70	$2,146	718	$2.99	$2,224	718	$3.10
Dilutive effect of stock options		5			7			9

Net earnings attributable to The Kroger Co. per diluted common share	$2,645	720	$3.67	$2,146	725	$2.96	$2,224	727	$3.06

The Company had combined undistributed and distributed earnings to participating securities totaling $20, $18 and $20 in 2024, 2023 and 2022, respectively.

The Company had stock options outstanding for approximately 2.9 million, 2.8 million and 1.7 million shares, respectively, for the years ended February 1, 2025, February 3, 2024 and January 28, 2023, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

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

At February 1, 2025, approximately 29 million common shares were available for future options or restricted stock grants under the 2019 Amended and Restated Long-Term Incentive Plan. Options granted reduce the shares available under the Plans at a ratio of one to one. Restricted stock grants reduce the shares available under the Plans at a ratio of 2.83 to one.

Equity awards granted are based on the aggregate value of the award on the grant date. This can affect the number of shares granted in a given year as equity awards. Excess tax benefits related to equity awards are recognized in the provision for income taxes. Equity awards may be approved at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings. The 2024 primary grants were made in conjunction with the March and June meetings of the Company’s Board of Directors.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2021	21.1	$28.15
Granted	1.2	$56.13
Exercised	(5.4)	$26.02
Canceled or Forfeited	(0.3)	$31.54

Outstanding, year-end 2022	16.6	$30.81
Granted	1.3	$47.23
Exercised	(2.4)	$24.04
Canceled or Forfeited	(0.1)	$39.45

Outstanding, year-end 2023	15.4	$33.11
Granted	1.2	$55.50
Exercised	(4.6)	$29.75
Canceled or Forfeited	(0.4)	$45.79

Outstanding, year-end 2024	11.6	$36.25

A summary of options outstanding, exercisable and expected to vest at February 1, 2025 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Options Outstanding	11.6	4.86	$36.25	$294
Options Exercisable	8.8	3.84	$31.76	$262
Options Expected to Vest	2.7	8.02	$50.14	$31

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2021	7.2	$32.52
Granted	3.0	$50.50
Lapsed	(4.0)	$32.16
Canceled or Forfeited	(0.4)	$38.32

Outstanding, year-end 2022	5.8	$41.76
Granted	3.5	$47.06
Lapsed	(3.1)	$40.37
Canceled or Forfeited	(0.3)	$45.32

Outstanding, year-end 2023	5.9	$45.49
Granted	3.2	$53.29
Lapsed	(3.2)	$44.22
Canceled or Forfeited	(0.5)	$48.76

Outstanding, year-end 2024	5.4	$50.58

The weighted-average grant date fair value of stock options granted during 2024, 2023 and 2022 was $17.05, $15.17 and $15.91, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations. The increase in the fair value of the stock options granted during 2024, compared to 2023, resulted primarily from increases in the Company’s share price and the expected dividend yield. The decrease in the fair value of the stock options granted during 2023, compared to 2022, resulted primarily from decreases in the Company’s share price, partially offset by an increase in the weighted-average risk-free interest rate.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2024		2023		2022
Weighted average expected volatility	30.63%		31.14%		30.47%
Weighted average risk-free interest rate	4.20%		4.09%		2.09%
Expected dividend yield	2.31%		2.11%		1.82%
Expected term (based on historical results)	7.1	years	7.1	years	7.2	years

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

Total stock compensation recognized in 2024, 2023 and 2022 was $175, $172 and $190, respectively. Stock option compensation recognized in 2024, 2023 and 2022 was $15, $17 and $19, respectively. Restricted shares compensation recognized in 2024, 2023 and 2022 was $160, $155 and $171, respectively.

The total intrinsic value of stock options exercised was $117, $55 and $159 in 2024, 2023 and 2022, respectively. The total amount of cash received by the Company was $127, $50 and $134 in 2024, 2023 and 2022, respectively, from the exercise of stock options granted under share-based payment arrangements. As of February 1, 2025, there was $204 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Plans. This cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of options that vested was $16, $16 and $19 in 2024, 2023 and 2022, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors. During 2024, the Company repurchased approximately three million common shares in such a manner.

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

On September 8, 2023, the Company announced that it reached an agreement in principle with plaintiffs to settle the majority of opioid claims that have been or could be brought against Kroger by states in which they operate, subdivisions, and Native American tribes.  Along with the execution of certain non-monetary conditions that remain under discussion, the Company has agreed to pay up to $1,200 to states and subdivisions and $36 to Native American tribes in funding for abatement efforts, and approximately $177 to cover attorneys’ fees and costs. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which additional political subdivisions in participating states file additional opioid lawsuits against the Company. The settlement would allow for the full resolution of all claims on behalf of participating states, subdivisions and Native American tribes and is not an admission of any wrongdoing or liability. Certain opioid-related cases against the Company will remain pending in the multidistrict litigation and in various state courts after the settlement becomes effective, including those brought by nonparticipating states and subdivisions and private parties such as hospitals and third-party payors. The Company continues to defend these cases.

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

The agreement described above includes payments of approximately $1,236 and $177, in equal installments over 11 years and 6 years, respectively.  In 2024, the Company made its first annual payment for $138 into an escrow account, which is recorded in “Prepaid and other current assets” in the Company’s Consolidated Balance Sheets. This escrow payment is recorded in “Prepaid and other current assets” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows.

In 2024, certain states and subdivisions confirmed their participation or lack of participation in the agreement described above, which resulted in immaterial changes to the settlement amount and timing of payments. On October 31, 2024, the Company determined that there is sufficient participation in the settlement by states and subdivisions and elected to proceed with the settlement. The settlement with states and subdivisions became effective on December 30, 2024, and the settlement with Native American tribes is currently anticipated to become effective by May 30, 2025. The Company also entered into separate agreements with certain states and their subdivisions in 2024 that resulted in immaterial changes to the settlement amount and timing of payments.

In 2023, the Company recorded a charge of $62 relating to a settlement of opioid litigation claims with the State of West Virginia. The agreed upon settlement framework resolves all opioid lawsuits and claims by the West Virginia Attorney General.

As of February 1, 2025, the Company recorded $279 and $1,139 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements. As of February 3, 2024, the Company recorded $284 and $1,129 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements.

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

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at February 1, 2025. The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized two billion common shares, $1 par value per share.

Common Stock Repurchase Program

On December 11, 2024, the Company’s Board of Directors approved a $7,500 share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated stock repurchase (“ASR”) transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2024 Repurchase Program”). The December 2024 Repurchase Program authorization replaced the existing September 2022 Repurchase Program described below.

On September 9, 2022, the Company’s Board of Directors approved a $1,000 share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “September 2022 Repurchase Program”). No shares were repurchased under the September 2022 authorization.

On December 30, 2021, the Company’s Board of Directors approved a $1.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “December 2021 Repurchase Program”). The December 2021 Repurchase Program was exhausted during 2022.

On December 6, 1999, the Company announced a program to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”). This program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.

On December 19, 2024, the Company entered into an ASR agreement with two financial institutions to reacquire, in aggregate, $5,000 in shares of Kroger common stock. The ASR agreement will be completed under the Company’s $7,500 share repurchase authorization. During 2024, the Company funded $5,000 and received a $4,000 initial delivery of approximately 65.6 million Kroger common shares at an average price of $61.54 per share. The total number of shares purchased by the Company pursuant to the ASR agreement will be based on the average of the volume-weighted average prices of Kroger common shares on specified dates during the term of each ASR agreement, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Final settlement under the ASR agreement is expected to occur no later than the third fiscal quarter of the Company’s Fiscal 2025.

During 2024, the Company invested $4,194 to repurchase 68.4 million Kroger common shares at an average price of $61.31 per share, which includes excise taxes related to the shares repurchased. These shares were reacquired under the December 2024 Repurchase Program and the 1999 Repurchase Program. During 2023, the Company invested $62 to repurchase 1.3 million Kroger common shares at an average price of $46.98 per share. These shares were reacquired under the 1999 Repurchase Program. During 2022, the Company invested $993 to repurchase 19.4 million Kroger common shares at an average price of $51.29 per share. These shares were reacquired under the December 2021 Repurchase Program and the 1999 Repurchase Program.

As of February 1, 2025, there was $2,500 remaining under the December 2024 Repurchase Program, which reflects the reduction of the unsettled accelerated share repurchases of $1,000 and excludes excise tax on share repurchases in excess of issuances. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2024 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

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

Amounts recognized in AOCI as of February 1, 2025 and February 3, 2024 consist of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2024	2023	2024	2023	2024	2023
Net actuarial loss (gain)	$850	$817	$(79)	$(92)	$771	$725
Prior service credit	—	—	(10)	(11)	(10)	(11)

Total	$850	$817	$(89)	$(103)	$761	$714

Other changes recognized in other comprehensive income (loss) in 2024, 2023 and 2022 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Incurred net actuarial loss	$42	$42	$101	$—	$4	$15	$42	$46	$116
Amortization of prior service credit	—	—	—	4	11	13	4	11	13
Amortization of net actuarial (loss) gain	(9)	(10)	(31)	10	13	11	1	3	(20)
Total recognized in other comprehensive income	$33	$32	$70	$14	$28	$39	$47	$60	$109

Total recognized in net periodic benefit cost and other comprehensive income	$32	$36	$58	$13	$15	$25	$45	$51	$83

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted-average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,368	$2,463	$256	$271	$168	$165
Service cost	6	17	—	—	4	4
Interest cost	119	116	13	13	9	8
Plan participants’ contributions	3	4	—	—	9	9
Actuarial (gain) loss	(62)	(42)	(5)	(3)	2	—
Plan settlements	—	(11)	(2)	(1)	—	—
Benefits paid	(175)	(165)	(21)	(24)	(23)	(21)
Other	(9)	(14)	—	—	(2)	3

Benefit obligation at end of fiscal year	$2,250	$2,368	$241	$256	$167	$168

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,399	$2,496	$—	$—	$—	$—
Actual return on plan assets	37	65	—	—	—	—
Employer contributions	—	27	23	26	14	12
Plan participants’ contributions	3	4	—	—	9	9
Plan settlements	—	(11)	(2)	(2)	—	—
Benefits paid	(175)	(165)	(21)	(24)	(23)	(21)
Other	(5)	(17)	—	—	—	—

Fair value of plan assets at end of fiscal year	$2,259	$2,399	$—	$—	$—	$—
Funded (unfunded) status and net asset and liability recognized at end of fiscal year	$9	$31	$(241)	$(256)	$(167)	$(168)

As of February 1, 2025, other assets and other current liabilities include $24 and $36, respectively, of the net asset and liability recognized for the above benefit plans. As of February 3, 2024, other assets and other current liabilities include $44 and $36, respectively, of the net asset and liability recognized for the above benefit plans. Pension plan assets do not include common shares of The Kroger Co.

The following table outlines the weighted average assumptions associated with pension and other benefit costs for 2024, 2023 and 2022:

	Pension Benefits			Other Benefits
Weighted average assumptions	2024	2023	2022	2024	2023	2022
Discount rate — Benefit obligation	5.60%	5.27%	4.90%	5.54%	5.21%	4.86%
Discount rate — Net periodic benefit cost	5.27%	4.90%	3.17%	5.21%	4.86%	3.01%
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase — Net periodic benefit cost	2.52%	2.57%	3.05%
Rate of compensation increase — Benefit obligation(1)	—	2.52%	2.57%
Cash Balance plan interest crediting rate	3.30%	3.30%	3.30%
(1)	The Rate of compensation increase-Benefit obligation assumption is not applicable for 2024 due to negotiated plan freezes related to certain union benefits that were accruing in 2024.

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 5.60% and 5.54% discount rates as of year-end 2024 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.

The Company’s assumed pension plan investment return rate was 5.50% in 2024, 2023, and 2022. The value of all investments in the company-sponsored defined benefit pension plans during the calendar year ended December 31, 2024, net of investment management fees and expenses, increased 0.7% and for fiscal year 2024 investments increased 1.7%. Historically, the Company’s pension plans’ average rate of return was 4.0% for the 10 calendar years ended December 31, 2024, net of all investment management fees and expenses. For the past 20 years, the Company’s pension plans’ average annual rate of return has been 5.8%. To determine the expected rate of return on pension plan assets held by the Company, the Company considers current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.

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

The pension benefit unfunded status increased in 2024, compared to 2023, due primarily to the qualified plans’ actual return on plan assets being less than the expected rate of return on plan assets, partially offset by an increase in discount rates, which lowered the benefit obligation. The Company’s Qualified Plans were fully funded as of February 1, 2025 and February 3, 2024.

The following table provides the components of the Company’s net periodic benefit costs for 2024, 2023 and 2022:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$6	$17	$8	$—	$—	$—	$4	$4	$5
Interest cost	119	116	92	13	13	10	9	8	5
Expected return on plan assets	(148)	(150)	(153)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(4)	(11)	(13)
Actuarial loss (gain)	7	5	22	2	4	5	(10)	(13)	(11)
Settlement loss recognized	—	1	4	—	—	—	—	—	—
Other	—	—	—	—	(2)	—	—	(1)	—
Net periodic benefit cost	$(16)	$(11)	$(27)	$15	$15	$15	$(1)	$(13)	$(14)

The following table provides the projected benefit obligation (“PBO”) and the fair value of plan assets for those company-sponsored pension plans with projected benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2024	2023	2024	2023
PBO at end of fiscal year	$196	$159	$240	$256
Fair value of plan assets at end of year	$180	$150	$—	$—

The following table provides the accumulated benefit obligation (“ABO”) and the fair value of plan assets for those company-sponsored pension plans with accumulated benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2024	2023	2024	2023
ABO at end of fiscal year	$196	$159	$240	$256
Fair value of plan assets at end of year	$180	$150	$—	$—

The following table provides information about the Company’s estimated future benefit payments:

	Pension	Other
	Benefits	Benefits
2025	$226	$13
2026	$213	$15
2027	$212	$16
2028	$210	$16
2029	$207	$17
2030 —2034	$966	$83

The following table provides information about the target and actual pension plan asset allocations as of February 1, 2025:

		Actual
	Target allocations	Allocations
	2024	2024	2023
Pension plan asset allocation
Global equity securities	5.0%	6.5%	5.4%
Investment grade debt securities	79.5	79.1	78.9
High yield debt securities	3.0	3.5	3.1
Private equity	8.0	7.5	8.5
Hedge funds	3.0	2.0	2.4
Real estate	1.5	1.4	1.7

Total	100.0%	100.0%	100.0%

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

The target allocations shown for 2024 were established at the beginning of 2024 based on the Company’s liability-driven investment (“LDI”) strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.

The Company did not make any significant contributions to its company-sponsored pension plans in 2024, and the Company is not required to make any contributions to these plans in 2025. If the Company does make any contributions in 2025, the Company expects these contributions will decrease its required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations and future changes in legislation, will determine the amounts of any contributions. The Company expects 2025 net periodic benefit costs for company-sponsored pension plans to be approximately $13.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 6.60% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.00% ultimate health care cost trend rate in 2046, to determine its expense.

The following tables, set forth by level within the fair value hierarchy, present the Qualified Plans’ assets at fair value as of February 1, 2025 and February 3, 2024:

Assets at Fair Value as of February 1, 2025

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$129	$—	$—	$—	$129
Corporate Stocks	2	—	—	—	2
Corporate Bonds	—	847	—	—	847
U.S. Government Securities	—	151	—	—	151
Mutual Funds	92	—	—	—	92
Collective Trusts	—	—	—	737	737
Hedge Funds	—	—	25	20	45
Private Equity	—	—	—	166	166
Real Estate	—	—	20	13	33
Other	—	57	—	—	57
Total	$223	$1,055	$45	$936	$2,259

Assets at Fair Value as of February 3, 2024

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$151	$—	$—	$—	$151
Corporate Stocks	2	—	—	—	2
Corporate Bonds	—	1,092	—	—	1,092
U.S. Government Securities	—	140	—	—	140
Mutual Funds	108	—	—	—	108
Collective Trusts	—	—	—	513	513
Hedge Funds	—	—	29	29	58
Private Equity	—	—	—	203	203
Real Estate	—	—	24	15	39
Other	—	93	—	—	93
Total	$261	$1,325	$53	$760	$2,399

Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented for these investments in the preceding tables are intended to permit reconciliation of the fair value hierarchies to the total fair value of plan assets.

For measurements using significant unobservable inputs (Level 3) during 2024 and 2023, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, January 28, 2023	$31	$28
Contributions into fund	—	1
Realized gains	1	—
Unrealized gains (losses)	1	(3)
Distributions	(4)	(2)

Ending balance, February 3, 2024	29	24
Contributions into fund	—	2
Realized gains (losses)	2	(4)
Unrealized (losses) gains	(1)	2
Distributions	(5)	(4)

Ending balance, February 1, 2025	$25	$20

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

The Company contributed and expensed $328, $322 and $315 to employee 401(k) retirement savings accounts in 2024, 2023 and 2022, respectively. The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  The Company made cash contributions to these plans of $398 in 2024, $635 in 2023 and $620 in 2022. The decrease in 2024, compared to 2023 and 2022, is due to the fulfillment of contractually obligated payments related to the Company’s commitments established when restructuring the United Food and Commercial Workers International Union-Industry Variable Annuity Pension Plan agreement.

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

The Company’s participation in multi-employer plans is outlined in the following tables. The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number. The most recent Pension Protection Act Zone Status available in 2024 and 2023 is for the plan’s year-end at December 31, 2023 and December 31, 2022, respectively. Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2023 and December 31, 2022. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2024, 2023 and 2022.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2024	2023	Implemented	2024	2023	2022	Imposed(4)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1)(2)	95-1939092 - 001	Yellow	Red	Implemented	$84	$83	$84	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	19	19	20	No
Sound Variable Annuity Pension Trust(1)	86-3278029 - 001	Green	Green	No	15	15	14	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	27	27	27	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Green	No	11	10	9	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	8	7	7	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Red	Implemented	11	11	11	No
UFCW International Union — Industry Variable Annuity Pension Plan(3)	51-6055922 - 001	Green	Green	No	33	263	282	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	44	39	40	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	57	40	34	No
UFCW Consolidated Pension Plan(1)	58-6101602 - 001	Green	Green	No	70	98	56	No
IBT Consolidated Pension Plan(1)(5)	82-2153627 - 001	N/A	N/A	No	—	7	7	No
Other					19	16	29
Total Contributions					$398	$635	$620
(1)	The Company's multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2024 and March 31, 2023.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2023 and June 30, 2022.
(4)	Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of February 1, 2025, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(5)	The plan was formed after 2006, and therefore is not subject to zone status certifications.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates:

	Expiration Date
	of Collective	Most Significant Collective
	Bargaining	Bargaining Agreements(1)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2025 to June 2027	1	March 2025
UFCW Consolidated Pension Plan	July 2024(2) to March 2028	2	June 2026 to February 2027
Desert States Employers & UFCW Unions Pension Plan	June 2025 to March 2026	1	March 2026
Sound Variable Annuity Pension Trust	May 2025 to July 2028	4	May 2025
Rocky Mountain UFCW Unions and Employers Pension Plan	January 2025(2) to November 2025	1	January 2025(2)
Oregon Retail Employees Pension Plan	August 2027 to March 2029	2	August 2027 to July 2028
Bakery and Confectionary Union & Industry International Pension Fund	September 2025 to July 2027	3	May 2027 to June 2027
Retail Food Employers & UFCW Local 711 Pension	March 2025 to January 2027	1	March 2025
UFCW International Union — Industry Variable Annuity Pension Plan	July 2024(2) to October 2029	2	June 2026 to June 2027
Western Conference of Teamsters Pension Plan	April 2025 to September 2028	4	July 2025 to September 2025
IBT Consolidated Pension Plan	September 2027 to September 2029	3	September 2027 to September 2029
(1)	This column represents the number of significant collective bargaining agreements and their expiration date for each of the Company’s pension funds listed above. For the purposes of this table, the “significant collective bargaining agreements” are the largest based on covered employees that, when aggregated, cover the majority of the employees for which we make multi-employer contributions for the referenced pension fund.
(2)	Certain collective bargaining agreements are operating under an extension.

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,228 in 2024, $1,182 in 2023 and $1,129 in 2022.

16. SEGMENT REPORTING

The Company operates supermarkets, multi-department stores and fulfillment centers throughout the United States. The Company’s retail operations, which represent 98% of the Company’s consolidated sales, are its only reportable segment. The retail operations’ segment revenues are predominately earned as consumer products are sold to customers in our stores, fuel centers and via the Company’s online platforms. The Company aggregates its operating divisions into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance. In addition, the Company’s operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location. Operating divisions are organized primarily on a geographical basis so the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these retail operating divisions. The geographical basis of organization reflects how the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker (“CODM”), assesses performance internally. All of the Company’s operations are domestic.

The accounting policies of the retail operations segment are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. The Company’s CODM assesses performance and allocates resources for the retail operations segment using segment FIFO earnings before net interest expense, income tax expense and depreciation and amortization (“EBITDA”). The Company defines FIFO EBITDA as EBITDA excluding the LIFO charge. The Company’s CODM also uses segment FIFO EBITDA to measure the operational effectiveness of the Company’s financial model, compare the performance of core operating results between periods, against budget and against competitors and evaluate whether to invest capital in the retail operations segment or in other parts of the Company, such as for share repurchases or dividend payments. The Company’s CODM is not provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis.

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of retail operations segment FIFO EBITDA to consolidated net earnings before income tax expense and retail operations segment sales to consolidated sales for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023:

	2024	2023	2022
	(52 weeks)	(53 weeks)	(52 weeks)
Retail operations segment sales	$143,947	$145,701	$143,751
Retail operations segment expenses:
Merchandise costs(1)	103,024	104,609	104,403
Expenses in gross(2)	8,655	8,813	8,062
Operating, general, and administrative	24,935	25,699	23,297
Rent	866	879	826
Retail operations segment FIFO EBITDA	$6,467	$5,701	$7,163

Reconciliation of net earnings before income tax expense:
Retail operations segment FIFO EBITDA	$6,467	$5,701	$7,163
Depreciation and amortization	(3,246)	(3,125)	(2,965)
LIFO charge	(95)	(113)	(626)
Other FIFO EBITDA(3)	723	633	554
Net interest expense	(450)	(441)	(535)
Non-service component of company-sponsored pension plan benefits	12	30	39
(Loss) gain on investments	(148)	151	(728)
Gain on the sale of business	79	—	—
Consolidated net earnings before income tax expense	$3,342	$2,836	$2,902

Reconciliation of sales:
Retail operations segment sales	$143,947	$145,701	$143,751
Other sales(3)	3,176	4,338	4,507
Consolidated sales	$147,123	$150,039	$148,258
(1)	Merchandise costs include product costs, net of discounts and allowances, and food production costs.
(2)	Expenses in gross include advertising costs, warehousing costs, including receiving and inspection costs, and transportation costs.
(3)	Other sales and other FIFO EBITDA primarily include other operating segments that are not part of the retail operations segment such as third-party media revenue, data analytic services, specialty pharmacy and in-store health clinics.

17. SALE OF KROGER SPECIALTY PHARMACY

On October 4, 2024, the Company completed the sale of its Kroger Specialty Pharmacy business to Elevance Health, for $464. In 2024, the Company recognized a gain on sale for $79, $91 net of tax, which includes the reduction to income tax expense of $31 related to recognizing deferred tax assets for the divested entity.

18.	TERMINATION OF THE MERGER WITH ALBERTSONS COMPANIES, INC.

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

On February 26, 2024, the Federal Trade Commission (“FTC”) instituted an administrative proceeding to prohibit the merger. Simultaneously, the FTC (joined by nine States) filed suit in the United States District Court for the District of Oregon (the “FTC Federal Litigation”) requesting a preliminary injunction to block the merger. On December 10, 2024, pursuant to a decision of United States District Court for the District of Oregon in the case Federal Trade Commission et al. v. The Kroger Company and Albertsons Companies, Inc. (Case No.: 3:24-cv-00347-AN), the court issued a preliminary injunction enjoining the consummation of the merger.

On January 15, 2024, and February 14, 2024, the attorneys general of Washington and Colorado, respectively, filed suit in their respective state courts, also seeking to enjoin the merger. On December 10, 2024, the Washington court also issued a permanent injunction blocking the merger in the Washington case. On March 5, 2025, the Colorado court dismissed the claim seeking to enjoin the merger as moot. A second claim related to an alleged no-poach agreement between Kroger and Albertsons remains pending in Colorado.

In addition to these governmental actions, private plaintiffs have filed suit in the United States District Court for the Northern District of California also seeking to enjoin the transaction.  That case was dismissed with prejudice on February 3, 2025, and plaintiffs have appealed.

On December 11, 2024, the Company delivered a notice to Albertsons terminating the merger agreement (the “Termination Notice”). The Termination Notice further notified Albertsons that a prior termination letter sent by Albertsons to Kroger on December 10, 2024 was not an effective termination. In connection with the Termination Notice, Kroger notified Albertsons that Kroger has no obligation to pay the Parent Termination Fee (as defined in the Merger Agreement) because Albertsons failed to perform and comply in all material respects with its covenants under the Merger Agreement.

On December 10, 2024, Albertsons sued the Company in the Delaware Court of Chancery for alleged breaches of the Merger Agreement and the implied covenant of good faith and fair dealing. Albertsons seeks payment of a $600 termination fee that Albertsons alleges it is owed under the Merger Agreement, as well as additional damages, including expenses paid by Albertsons in connection with the Merger and the lost premium Albertsons alleges is owed to its shareholders, as well as other relief. On March 17, 2025, the Company filed an answer denying the allegations in Albertsons’s complaint, and also filed counterclaims that seek recovery for breaches of the Merger Agreement by Albertsons.

In connection with obtaining the requisite regulatory clearance necessary to consummate the Albertsons transaction, the Company and Albertsons entered into a comprehensive divestiture plan with C&S Wholesale Grocers, LLC (“C&S”) on September 8, 2023, which was further amended on April 22, 2024, to provide for the divestiture of stores, facilities, agreements, banners, private label brands and certain other rights. The definitive amended and restated agreement was subject to fulfillment of customary closing conditions, including clearance by the FTC. Following the termination of the merger with Albertsons, the Company terminated the amended and restated purchase agreement with C&S.

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

On November 9, 2022, the Company executed a term loan credit agreement with certain lenders pursuant to which the lenders committed to provide, contingent upon the completion of the merger with Albertsons and certain other customary conditions to funding, (1) senior unsecured term loans in an aggregate principal amount of $3,000 maturing on the third anniversary of the merger closing date and (2) senior unsecured term loans in an aggregate principal amount of $1,750 maturing on the date that is 18 months after the merger closing date (collectively, the “Term Loan Facilities”). Borrowings under the Term Loan Facilities were to be used to pay a portion of the consideration and other amounts payable in connection with the merger with Albertsons. In 2024, the Company entered into a second amendment to the term loan agreement to, among other things, amend certain covenants applicable thereto.

Concurrently with the termination of the Merger Agreement on December 11, 2024, all of the commitments with respect to the Term Loan Facilities were automatically terminated in accordance with the terms thereof.

On August 20, 2024, the Company issued $1,000 of its 4.70% Senior Notes due 2026 (the “2026 notes”); $1,000 of its 4.60% Senior Notes due 2027 (the “2027 notes”); $1,400 of its 4.65% Senior Notes due 2029 (the “2029 notes”); $1,300 of its 4.90% Senior Notes due 2031 (the “2031 notes”); $2,200 of its 5.00% Senior Notes due 2034 (the “2034 notes”); $2,100 of its 5.50% Senior Notes due 2054 (the “2054 notes”); and $1,500 of its 5.65% Senior Notes due 2064 (the “2064 notes”) to pay a portion of the cash consideration for its proposed merger with Albertsons and general corporate purposes. The 2026 notes, 2027 notes, 2029 notes and the 2031 notes (collectively, the “SMR Notes”) were subject to a special mandatory redemption if the proposed merger was terminated or did not close by an agreed upon date. In connection with the termination of the Merger Agreement, the Company redeemed the SMR Notes on December 18, 2024 at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest to, but excluding, December 18, 2024. The 2034 notes, the 2054 notes and the 2064 notes remain outstanding.

On August 15, 2024, the Company commenced an exchange offer for any and all outstanding notes (the “ACI Notes”) issued by Albertsons and certain of its subsidiaries for up to approximately $7,442 aggregate principal amount of new senior notes to be issued by the Company and cash. In conjunction with the exchange offers (the “Exchange Offers”), the Company concurrently solicited consents (collectively, the “Consent Solicitations”) to adopt certain proposed amendments (the “Proposed Amendments”) to each of the indentures (each an “ACI Indenture” and, collectively, the “ACI Indentures”) governing the ACI Notes. In connection with the termination of the Merger Agreement, on December 11, 2024, the Company terminated the Exchange Offers and Consent Solicitations.

19. RECENTLY ADOPTED ACCOUNTING STANDARDS

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 during the year ended February 1, 2025. See Note 16 "Segment Reporting" in the accompanying Notes to the Consolidated Financial Statements for additional information.

20. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2024, the FASB issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

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

As of February 1, 2025, our Interim Chief Executive Officer and Interim Chief Financial Officer, together with a disclosure review committee appointed by the Interim Chief Executive Officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 1, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended February 1, 2025. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended February 1, 2025.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the Interim Chief Executive Officer and the Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2025.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION.

In the fourth quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

The information required by this Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The information required by this Item not otherwise set forth in Part I above or in this Item 10 of Part III is set forth under the headings Election of Directors, Information Concerning the Board of Directors- Committees of the Board, Information Concerning the Board of Directors- Audit Committee and Delinquent 16(a) Reports, if required, and Compensation Discussion and Analysis – Securities Trading Policies in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year 2024 (the “2025 proxy statement”) and is hereby incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2025 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(1)	reflected in column (a))

Equity compensation plans approved by security holders	13,916,145	$36.25	29,254,814
Equity compensation plans not approved by security holders	—	$—	—
Total	13,916,145	$36.25	29,254,814
(1)	The total number of securities reported includes the maximum number of common shares, 2,340,449, that may be issued under performance units granted under our long-term incentive plans. The nature of the awards is more particularly described in the Compensation Discussion and Analysis section of the definitive 2025 proxy statement and is hereby incorporated by reference into this Form 10-K. The weighted-average exercise price in column (b) does not take these performance unit awards into account.

The remainder of the information required by this Item is set forth in the section entitled Beneficial Ownership of Common Stock in the 2025 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2025 proxy statement and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Appointment of Kroger’s Independent Auditor in the 2025 proxy statement and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.†	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024
Consolidated Statements of Operations for the years ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Statements of Comprehensive Income for the years ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Statements of Cash Flows for the years ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Statement of Changes in Shareholders’ Equity for the years ended February 1, 2025, February 3, 2024 and January 28, 2023
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

10.1

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

10.2

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

10.3

Amendment No. 2 to Term Loan Credit Agreement, dated as of September 13, 2024, by and among the Company, the lenders party thereto and Citibank, N.A., as administrative agent, to the Term Loan Credit Agreement, dated as of November 9, 2022, which is hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024.

10.4

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

10.18	Amended and Restated Employment Agreement between The Kroger Co. and David Kennerley dated March 28, 2025.

19.1	The Kroger Co. Share Repurchase Policy

19.2	The Kroger Co. Policy on Securities Trading

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

97	The Kroger Co. Policy on Incentive Based Compensation Recovery

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: April 1, 2025	/s/ Ronald L. Sargent
Ronald L. Sargent
Chairman of the Board and Interim Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 1st of April 2025.

/s/ Todd A. Foley	Senior Vice President and Interim Chief Financial Officer
Todd A. Foley	(principal financial officer)

/s/ Brian W. Nichols	Vice President, Corporate Controller and Assistant Treasurer
Brian W. Nichols	(principal accounting officer)

*	Director
Nora A. Aufreiter
*	Director
Kevin M. Brown
*	Director
Elaine L. Chao
*	Director
Anne Gates
*	Director
Karen M. Hoguet
*	Director
Clyde R. Moore
*	Chairman of the Board and Interim Chief Executive Officer
Ronald L. Sargent
*	Director
J. Amanda Sourry Knox
*	Director
Mark S. Sutton
*	Director
Ashok Vemuri

*By:	/s/ Christine S. Wheatley
Christine S. Wheatley
Attorney-in-fact