Form 10-Q
period 2025-05-24
KROGER CO
filed 2025-06-27
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 24, 2025

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

There were 661,155,838 shares of Common Stock ($1 par value) outstanding as of June 24, 2025.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 24,	May 25,
(In millions, except per share amounts)	2025	2024
Sales	$45,118	$45,269

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	34,551	35,124
Operating, general and administrative	7,923	7,604
Rent	271	269
Depreciation and amortization	1,051	978

Operating profit	1,322	1,294

Other income (expense)
Net interest expense (see Note 2)	(199)	(123)
Non-service component of company-sponsored pension plan (expense) benefits	(1)	4
(Loss) gain on investments	(19)	16

Net earnings before income tax expense	1,103	1,191

Income tax expense	235	235

Net earnings including noncontrolling interests	868	956
Net income attributable to noncontrolling interests	2	9

Net earnings attributable to The Kroger Co.	$866	$947

Net earnings attributable to The Kroger Co. per basic common share	$1.30	$1.30

Average number of common shares used in basic calculation	660	721

Net earnings attributable to The Kroger Co. per diluted common share	$1.29	$1.29

Average number of common shares used in diluted calculation	664	727

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 24,	May 25,
(In millions)	2025	2024
Net earnings including noncontrolling interests	$868	$956

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax	(1)	(2)
Unrealized gains and losses on cash flow hedging activities, net of income tax(1)	1	70
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(2)	2	2

Total other comprehensive income	2	70

Comprehensive income	870	1,026
Comprehensive income attributable to noncontrolling interests	2	9
Comprehensive income attributable to The Kroger Co.	$868	$1,017
(1)	Amount is net of tax of $1 for the first quarter of 2025 and $21 for the first quarter of 2024.
(2)	Amount is net of tax of $1 for the first quarters of 2025 and 2024.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 24,	February 1,
(In millions, except par amounts)	2025	2025
ASSETS
Current assets
Cash and temporary cash investments	$4,738	$3,959
Store deposits in-transit	1,179	1,312
Receivables	2,131	2,195
FIFO inventory	9,464	9,442
LIFO reserve	(2,444)	(2,404)
Prepaid and other current assets	697	769
Total current assets	15,765	15,273

Property, plant and equipment, net	25,829	25,703
Operating lease assets	6,840	6,839
Intangibles, net	836	834
Goodwill	2,674	2,674
Other assets	1,304	1,293

Total Assets	$53,248	$52,616

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$807	$272
Current portion of operating lease liabilities	668	599
Accounts payable	10,562	10,124
Accrued salaries and wages	1,209	1,330
Other current liabilities	3,379	3,615
Total current liabilities	16,625	15,940

Long-term debt including obligations under finance leases	17,138	17,633
Noncurrent operating lease liabilities	6,595	6,578
Deferred income taxes	1,401	1,417
Pension and postretirement benefit obligations	381	387
Other long-term liabilities	2,200	2,380

Total Liabilities	44,340	44,335

Commitments and contingencies (see Note 5)

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2025 and 2024	1,918	1,918
Additional paid-in capital	3,159	3,087
Accumulated other comprehensive loss	(619)	(621)
Accumulated earnings	29,381	28,724
Common shares in treasury, at cost, 1,257 shares in 2025 and 1,258 shares in 2024	(24,926)	(24,823)

Total Shareowners’ Equity - The Kroger Co.	8,913	8,285
Noncontrolling interests	(5)	(4)

Total Equity	8,908	8,281

Total Liabilities and Equity	$53,248	$52,616

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	May 24,	May 25,
(In millions)	2025	2024
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$868	$956
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,051	978
Asset impairment and store closure charges	108	20
Operating lease asset amortization	184	187
LIFO charge	40	41
Share-based employee compensation	38	57
Deferred income taxes	(16)	(64)
Loss (gain) on investments	19	(16)
Other	(37)	(10)
Changes in operating assets and liabilities:
Store deposits in-transit	133	(11)
Receivables	47	(102)
Inventories	(23)	225
Prepaid and other current assets	(52)	(208)
Accounts payable	288	622
Accrued expenses	(243)	(327)
Income taxes receivable and payable	41	180
Operating lease liabilities	(134)	(137)
Other	(163)	(49)

Net cash provided by operating activities	2,149	2,342

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,044)	(1,304)
Proceeds from sale of assets	12	304
Other	(7)	(14)

Net cash used by investing activities	(1,039)	(1,014)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(52)	(54)
Dividends paid	(211)	(210)
Proceeds from issuance of capital stock	145	85
Treasury stock purchases	(181)	(103)
Other	(32)	(66)

Net cash used by financing activities	(331)	(348)

Net increase in cash and temporary cash investments	779	980

Cash and temporary cash investments:
Beginning of year	3,959	1,883
End of period	$4,738	$2,863

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,044)	$(1,304)
Payments for lease buyouts	11	37
Changes in construction-in-progress payables	(150)	37
Total capital investments, excluding lease buyouts	$(1,183)	$(1,230)

Disclosure of cash flow information:
Cash paid during the year for net interest	$269	$70
Cash paid during the year for income taxes	$203	$119

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 3, 2024	1,918	$1,918	$3,922	1,198	$(20,682)	$(489)	$26,946	$(14)	$11,601
Issuance of common stock:
Stock options exercised	—	—	—	(3)	85	—	—	—	85
Restricted stock issued	—	—	(76)	(1)	33	—	—	—	(43)
Treasury stock activity:
Stock options exchanged	—	—	—	2	(103)	—	—	—	(103)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of tax of $22	—	—	—	—	—	70	—	—	70
Other	—	—	81	—	(81)	—	—	—	—
Cash dividends declared ($0.29 per common share)	—	—	—	—	—	—	(210)	—	(210)
Net earnings including noncontrolling interests	—	—	—	—	—	—	947	9	956

Balances at May 25, 2024	1,918	$1,918	$3,984	1,196	$(20,748)	$(419)	$27,683	$(5)	$12,413
Issuance of common stock:
Stock options exercised	—	—	—	—	8	—	—	—	8
Restricted stock issued	—	—	(96)	(2)	56	—	—	—	(40)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(13)	—	—	—	(13)
Share-based employee compensation	—	—	32	—	—	—	—	—	32
Other comprehensive income net of tax of $(38)	—	—	—	—	—	(121)	—	—	(121)
Other	—	—	67	—	(67)	—	—	—	—
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(232)	—	(232)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	466	(1)	465

Balances at August 17, 2024	1,918	$1,918	$3,987	1,194	$(20,764)	$(540)	$27,917	$(6)	$12,512
Issuance of common stock:
Stock options exercised	—	—	—	—	13	—	—	—	13
Restricted stock issued	—	—	(2)	—	3	—	—	—	1
Treasury stock activity:
Stock options exchanged	—	—	—	—	(9)	—	—	—	(9)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive income net of income tax of $(14)	—	—	—	—	—	(49)	—	—	(49)
Other	—	—	9	—	(9)	—	—	1	1
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(236)	—	(236)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	618	(1)	617

Balances at November 9, 2024	1,918	$1,918	$4,038	1,194	$(20,766)	$(589)	$28,299	$(6)	$12,894
Issuance of common stock:
Stock options exercised	—	—	—	—	21	—	—	—	21
Restricted stock issued	—	—	(2)	—	—	—	—	—	(2)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	(1,000)	64	(4,038)	—	—	—	(5,038)
Stock options exchanged	—	—	—	—	(31)	—	—	—	(31)
Share-based employee compensation	—	—	42	—	—	—	—	—	42
Other comprehensive income net of income tax of $(11)	—	—	—	—	—	(32)	—	—	(32)
Other	—	—	9	—	(9)	—	—	2	2
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(209)	—	(209)
Net earnings including noncontrolling interests	—	—	—	—	—	—	634	—	634

Balances at February 1, 2025	1,918	$1,918	$3,087	1,258	$(24,823)	$(621)	$28,724	$(4)	$8,281

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 1, 2025	1,918	$1,918	$3,087	1,258	$(24,823)	$(621)	$28,724	$(4)	$8,281
Issuance of common stock:
Stock options exercised	—	—	—	(4)	145	—	—	—	145
Restricted stock issued	—	—	(65)	(1)	32	—	—	—	(33)
Treasury stock activity:
Stock options exchanged	—	—	—	4	(181)	—	—	—	(181)
Share-based employee compensation	—	—	38	—	—	—	—	—	38
Other comprehensive income net of tax of $2	—	—	—	—	—	2	—	—	2
Other	—	—	99	—	(99)	—	2	(3)	(1)
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings including noncontrolling interests	—	—	—	—	—	—	866	2	868

Balances at May 24, 2025	1,918	$1,918	$3,159	1,257	$(24,926)	$(619)	$29,381	$(5)	$8,908

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries and other consolidated entities. The February 1, 2025 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 24, 2025 and May 25, 2024 includes the results of operations of the Company for the 16-week periods then ended.

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

The Company records cash and temporary cash investments, store deposits in-transit, receivables, prepaid and other current assets, accounts payable, accrued salaries and wages and other current liabilities at approximated fair value. Certain other investments and derivatives are recorded as Level 1, 2 or 3 instruments.

The fair value of certain financial instruments, measured using Level 1 inputs, was $164 and $183 as of May 24, 2025 and February 1, 2025, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for these Level 1 investments of approximately $19 and $86 for the first quarters of 2025 and 2024, respectively, is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

In the first quarter of 2024, the Company fully exited its position in a Level 1 equity investment, receiving proceeds totaling approximately $303, resulting in a realized gain of $23, which is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

The Company's forward-starting interest rate swaps are considered Level 2 instruments.  The Company values these forward-starting interest rate swaps using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Refer to Note 2 for the disclosure of debt instrument fair values.

Accounts Payable Financing Arrangement

The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under this arrangement. The payment term that the Company has with participating suppliers under these programs is approximately 90 days. Outstanding obligations under these financing arrangements are included in “Accounts payable” in the Company’s Consolidated Balance Sheets for $274 and $294 as of May 24, 2025 and February 1, 2025, respectively.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	May 24,	February 1,
	2025	2025
1.70% to 8.00% Senior Notes due through 2064	$14,857	$14,854
Other	1,081	1,055

Total debt, excluding obligations under finance leases	15,938	15,909
Less current portion	(606)	(104)

Total long-term debt, excluding obligations under finance leases	$15,332	$15,805

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 24, 2025 and February 1, 2025. At May 24, 2025, the fair value of total debt was $14,375 compared to a carrying value of $15,938. At February 1, 2025, the fair value of total debt was $14,648 compared to a carrying value of $15,909.

As of May 25, 2024, the Company had five forward-starting interest rate swaps with a maturity date of August 1, 2027 and an aggregate notional amount totaling $5,350. These forward-starting interest rate swaps were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt that was issued in the third quarter of 2024.  A notional amount of $2,350 of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP.  The remainder of the notional amount of $3,000 of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges were recognized through net earnings. In the first quarter of 2024, the Company recognized an unrealized gain of $79 related to these forward-starting interest rate swaps that is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

Cash paid for interest expense related to long-term debt including obligations under finance leases was $329 and $106 for the first quarters ended May 24, 2025 and May 25, 2024, respectively. Interest income of approximately $63 and $36 for the first quarters of 2025 and 2024, respectively, is included in “Net interest expense” in the Company’s Consolidated Statements of Operations.

As of May 24, 2025, and February 1, 2025, Other debt consisted primarily of a financial obligation related to a sale transaction for properties that did not qualify for sale-leaseback accounting treatment in 2021.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the first quarters of 2025 and 2024:

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 24,	May 25,	May 24,	May 25,
	2025	2024	2025	2024
Components of net periodic benefit cost (benefit):
Service cost	$2	$2	$1	$1
Interest cost	40	41	4	3
Expected return on plan assets	(42)	(46)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss (gain)	4	3	(4)	(4)

Net periodic benefit cost (benefit)	$4	$—	$—	$(1)

The Company is not required to make any contributions to its company-sponsored pension plans in 2025 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first quarters of 2025 or 2024.

The Company contributed $109 to employee 401(k) retirement savings accounts in both the first quarters of 2025 and 2024.

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

	First Quarter Ended			First Quarter Ended
	May 24, 2025			May 25, 2024
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$860	660	$1.30	$940	721	$1.30
Dilutive effect of stock options		4			6

Net earnings attributable to The Kroger Co. per diluted common share	$860	664	$1.29	$940	727	$1.29

The Company had combined undistributed and distributed earnings to participating securities totaling $6 and $7 in the first quarters of 2025 and 2024, respectively.

The Company had options outstanding for approximately 1 million and 4 million shares during the first quarters of 2025 and 2024, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

Opioids

The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to create a public nuisance through the distribution and dispensing of opioids.

On September 8, 2023, the Company announced that it reached an agreement in principle with plaintiffs to settle the majority of opioid claims that have been or could be brought against Kroger by states in which they operate, subdivisions, and Native American tribes. Along with the execution of certain non-monetary conditions, the Company agreed to pay up to $1,200 to states and subdivisions and $36 to Native American tribes in funding for abatement efforts, and approximately $177 to cover attorneys’ fees and costs. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which additional political subdivisions in participating states file additional opioid lawsuits against the Company. The settlement provides for the full resolution of all claims on behalf of participating states, subdivisions and Native American tribes and is not an admission of any wrongdoing or liability. Certain opioid-related cases against the Company will remain pending in the multidistrict litigation and in various state courts, including those brought by non-participating states and subdivisions and private parties such as hospitals and third-party payors. The Company continues to defend these cases.

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

The agreement described above includes payments of approximately $1,236 and $177, in equal installments over 11 years and 6 years, respectively. In 2024, the Company made its first annual payment for $138 into an escrow account, which was recorded in “Prepaid and other current assets” in the Company’s Consolidated Balance Sheets. This payment was subsequently released from escrow on February 20, 2025. The Company made its second annual payment of $138 on March 5, 2025. This payment was recorded in “Other” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows.

In 2024, certain states and subdivisions confirmed their participation or lack of participation in the agreement described above, which resulted in immaterial changes to the settlement amount and timing of payments. On October 31, 2024, the Company determined that there is sufficient participation in the settlement by states and subdivisions and elected to proceed with the settlement. The settlement with states and subdivisions became effective on December 30, 2024, and the settlement with Native American tribes is currently anticipated to become effective by September 30, 2025. The Company also entered into and finalized separate agreements with certain states and their subdivisions in 2024 and 2025 that resulted in immaterial changes to the settlement amount and timing of payments.

As of May 24, 2025, the Company recorded $148 and $982 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements. As of February 1, 2025, the Company recorded $279 and $1,139 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements.

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

Termination of the Merger with Albertsons Companies, Inc.

As previously disclosed, on October 13, 2022, the Company entered into a merger agreement (the “Merger Agreement”) with Albertsons Companies, Inc. (“Albertsons”) pursuant to which the Company would have acquired Albertsons. On February 26, 2024, the Federal Trade Commission instituted an administrative proceeding to prohibit the merger and filed suit in the United States District Court for the District of Oregon requesting a preliminary injunction to block the merger. On December 10, 2024, the court issued a preliminary injunction enjoining the consummation of the merger.

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

On December 11, 2024, the Company delivered a notice to Albertsons terminating the Merger Agreement, which notified Albertsons that a prior termination letter sent by Albertsons to Kroger on December 10, 2024 was not an effective termination. In connection with the notice, Kroger notified Albertsons that Kroger has no obligation to pay the $600 termination fee because Albertsons failed to perform and comply in all material respects with its covenants under the Merger Agreement.

On March 17, 2025, the Company filed an answer denying the allegations in Albertsons’s complaint and filed counterclaims that seek recovery for breaches of the Merger Agreement by Albertsons.

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

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2025 and 2024:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 3, 2024	$60	$(549)	$(489)
OCI before reclassifications(2)	70	—	70
Amounts reclassified out of AOCI(3)	2	(2)	—
Net current-period OCI	72	(2)	70
Balance at May 25, 2024	$132	$(551)	$(419)

Balance at February 1, 2025	$(35)	$(586)	$(621)
OCI before reclassifications(2)	1	—	1
Amounts reclassified out of AOCI(3)	2	(1)	1
Net current-period OCI	3	(1)	2
Balance at May 24, 2025	$(32)	$(587)	$(619)
(1)	All amounts are net of tax.
(2)	Net of tax of $21 for cash flow hedging activities for the first quarter of 2024 and $1 for the first quarter of 2025.
(3)	Net of tax of $1 for cash flow hedging activities in the first quarters of 2024 and 2025.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2025 and 2024:

	First Quarter Ended
	May 24,	May 25,
	2025	2024
Cash flow hedging activity items:
Amortization of gains and losses on cash flow hedging activities(1)	$3	$3
Tax expense	(1)	(1)
Net of tax	2	2

Pension and postretirement defined benefit plan items:
Amortization of amounts included in net periodic pension cost(2)	(1)	(2)
Tax expense	—	—
Net of tax	(1)	(2)
Total reclassifications, net of tax	$1	$—
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

7.	SEGMENT REPORTING

The Company operates supermarkets, multi-department stores and fulfillment centers throughout the United States. The Company’s retail operations, which represent 99% of the Company’s consolidated sales, are its only reportable segment. The retail operations’ segment revenues are predominately earned as consumer products are sold to customers in our stores, fuel centers and via the Company’s eCommerce business. The Company aggregates its operating divisions into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance. In addition, the Company’s operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location. Operating divisions are organized primarily on a geographical basis so the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these retail operating divisions. The geographical basis of organization reflects how the business is managed and how the Company’s Interim Chief Executive Officer, who acts as the Company’s chief operating decision maker (“CODM”), assesses performance internally. All of the Company’s operations are domestic.

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

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of retail operations segment FIFO EBITDA to consolidated net earnings before income tax expense and retail operations segment sales to consolidated sales for the first quarters of 2025 and 2024:

	First Quarter Ended
	May 24,	May 25,
	2025	2024
Retail operations segment sales	$44,781	$44,009
Retail operations segment expenses:
Merchandise costs(1)	31,264	30,878
Expenses in gross(2)	3,244	3,317
Operating, general, and administrative	7,809	7,441
Rent	268	266
Retail operations segment FIFO EBITDA	$2,196	$2,107

Reconciliation of net earnings before income tax expense:
Retail operations segment FIFO EBITDA	$2,196	$2,107
Depreciation and amortization	(1,051)	(978)
LIFO charge	(40)	(41)
Other FIFO EBITDA(3)	217	206
Net interest expense	(199)	(123)
Non-service component of company-sponsored pension plan (expense) benefits	(1)	4
(Loss) gain on investments	(19)	16
Consolidated net earnings before income tax expense	$1,103	$1,191

Reconciliation of sales:
Retail operations segment sales	$44,781	$44,009
Other sales(3)	337	1,260
Consolidated sales	$45,118	$45,269

(1)	Merchandise costs include product costs, net of discounts and allowances, and food production costs.
(2)	Expenses in gross include advertising costs, warehousing costs, including receiving and inspection costs, and transportation costs.
(3)	Other sales and other FIFO EBITDA primarily include other operating segments that are not part of the retail operations segment such as third-party media revenue, data analytic services, specialty pharmacy and in-store health clinics.

8.	INCOME TAXES

The effective income tax rate was 21.3% for the first quarter of 2025 and 19.8% for the first quarter of 2024. The effective income tax rate for the first quarter of 2025 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments. The effective income tax rate for the first quarter of 2024 differed from the federal statutory rate due to a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions, partially offset by the effect of state income taxes.

9.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

10.	SUBSEQUENT EVENT

During the second quarter of 2025, Ocado International Holdings Limited and Ocado Group plc (“Ocado”) drew down the entire $152 from its letter of credit under the Amended and Restated Partnership Framework Agreement. The Company is currently undertaking a comprehensive review of its eCommerce operations and reviewing all aspects of the business to drive growth by both improving the customer experience while improving profitability. The outcome of this review could have a material effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “accelerate,” “achieve,” “affect,” “anticipate,” “believe,” “committed,” “confident,” “continue,” “could,” “drive,” “enable,” “ensure,” “estimate,” “expect,” “future,” “goals,” “initiatives,” “maintain,” “may,” “model,” “plan,” “position,” “strategy,” “target,” “trend,” “will,” and “would,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate, along with changes in federal policy and at regulatory agencies; our ability to retain pharmacy sales from third party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of Fresh, Our Brands, personalization, and eCommerce; the outcome of litigation matters, including those relating to the terminated transaction with Albertsons; and the risks relating to or arising from our opioid litigation settlements, including the risk of litigation relating to persons, entities, or jurisdictions that do not participate in those settlements.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws and policies, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

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

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger’s proven value creation model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel retail business, including fuel and health and wellness. By executing on our go-to- market strategy built on the four pillars of Fresh, Our Brands, Personalization and eCommerce, we are creating a shopping experience that builds loyalty and grows sales. Our retail business generates traffic and data which accelerates growth in our high operating margin alternative profit businesses, like Kroger Precision Marketing. In turn, the value generated from these businesses enables us to reinvest back into our retail business.

We are focused on enhancing our pillars and delivering an exceptional customer experience to accelerate this flywheel effect. By expanding our store network and improving our eCommerce capabilities, we expect to grow households and increase sales. Our model provides more ways than ever to generate net earnings growth.

This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our retail business and is supported by continued strategic investments in our associates and greater value for our customers to ensure we deliver a full, fresh and friendly experience for every customer, every time. In an effort to serve more households, we will invest in major storing projects that allow us to increase both in store and online sales. As more and more customers incorporate eCommerce into their permanent routines, we expect eCommerce sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin through long-term initiatives in gross margin, growing alternative profit businesses and productivity and cost savings initiatives that are focused on simplifying processes and utilizing technology to enhance the associate experience without affecting the customer experience. Together, these will enable us to improve operating margin, while balancing strategic price investments for customers and wage and benefit investments for associates.

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

EXECUTIVE SUMMARY

Kroger delivered solid first quarter results, with strong sales led by pharmacy, eCommerce and Fresh. We made good progress in streamlining our priorities, enhancing customer focus and running great stores to improve the shopping experience. We’re off to a solid start in 2025 and we are optimistic about the rest of the year. Our commitment to driving growth in our core business and moving with speed positions us well for the future. We continue to believe that our strategy focusing on Fresh, Our Brands and eCommerce will continue to resonate with customers and our resilient model positions us well to navigate the current environment. We are focused on investing in projects that will maximize return on invested capital over time, while remaining committed to maintaining our current investment grade rating, growing our dividend, subject to board approval, and returning excess capital to shareholders. We are confident that by executing on these key priorities, we will generate long-term growth and attractive shareholder returns.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	First Quarter Ended
	May 24,	Percentage	May 25,
	2025	Change	2024
Sales	$45,118	(0.3)%	$45,269
Sales without fuel	$40,778	1.2%	$40,311
Identical sales excluding fuel and Adjusted Items(1)	3.2%	N/A	0.5%
FIFO gross margin rate, excluding rent, depreciation and amortization, fuel and Adjusted Items, bps increase (decrease)	0.79	N/A	(0.07)
OG&A rate, excluding fuel and Adjusted Items, bps increase	0.63	N/A	0.22
Operating profit	$1,322	2.2%	$1,294
Adjusted FIFO operating profit	$1,518	1.3%	$1,499
Net earnings attributable to The Kroger Co.	$866	(8.6)%	$947
Adjusted net earnings attributable to The Kroger Co.	$996	(4.9)%	$1,047
Net earnings attributable to The Kroger Co. per diluted common share	$1.29	—%	$1.29
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.49	4.2%	$1.43
Dividends paid	$211	0.5%	$210
Dividends paid per common share	$0.32	10.3%	$0.29
Share repurchases	$181	N/A	$103
Increase (decrease) in total debt, including obligations under finance leases compared to prior fiscal year end	$40	N/A	$(7)
(1)	For the first quarter of 2025, identical sales, excluding fuel, were adjusted to exclude stores involved in the labor disputes in Colorado. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2025 and 2024 for stores involved in this labor dispute.

OVERVIEW

Notable items for the first quarter of 2025 are:

Shareholder Return

●	Achieved net earnings attributable to The Kroger Co. per diluted common share of $1.29, which is consistent with the first quarter of 2024.

●	Achieved adjusted net earnings attributable to The Kroger Co. per diluted common share of $1.49, which represents a 4% increase compared to the first quarter of 2024.

●	Achieved operating profit of $1.3 billion, which represents a 2% increase compared to the first quarter of 2024.

●	Achieved adjusted FIFO operating profit of $1.5 billion, which represents a 1% increase compared to the first quarter of 2024.

●	Generated cash flows from operations of $2.1 billion, which represents an 8% decrease compared to the first quarter of 2024.

●	Cash and temporary cash investments increased by $779 million from $4.0 billion as of fiscal year end 2024 to $4.7 billion as of May 24, 2025.

●	Returned $392 million to shareholders from share repurchases and dividend payments.

Other Financial Results

●	Identical sales, excluding fuel and Adjusted Items, increased 3.2% in the first quarter of 2025, compared to the first quarter of 2024. Our sales growth was led by strong pharmacy, eCommerce and Fresh sales.

●	eCommerce sales increased 15% in the first quarter of 2025, compared to the first quarter of 2024. eCommerce sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. eCommerce sales growth was led by strong demand for our Delivery solutions. During the first quarter of 2025, we delivered our best eCommerce profit improvement yet on a quarter over quarter basis.

Significant Events

●	During the first quarter of 2025, we recognized store closure costs of $100 million, $77 million net of tax, related to the planned closing of approximately 60 stores over the next 18 months. As a result of these store closures, we expect a modest financial benefit and we are committed to reinvesting these savings back into the customer experience. We will offer roles in other stores to all associates currently employed at the affected stores.

●	In addition to the recurring multi-employer pension contributions we make in the normal course of business, we contributed an incremental $60 million, $46 million net of tax, to multi-employer pension plans, helping stabilize future associate benefits and allowing us to pre-fund future requirements. Total multi-employer pension contributions drove a 29 basis point increase in our operating, general and administrative expenses (“OG&A”) rate in the first quarter of 2025, compared to the first quarter of 2024 (the “2025 Multi-Employer Pension Contributions”).

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first quarter of 2025 include the following, which we define as the “2025 Adjusted Items”:

●	Charges to OG&A of $100 million, $77 million net of tax, for store closures; $15 million, $11 million net of tax, for merger-related litigation costs; $22 million, $17 million net of tax, for opioid settlement charges and vendor reserves and a credit to OG&A of $21 million, $16 million net of tax, for executive stock compensation for a former executive (the “2025 OG&A Adjusted Items”).

●	A loss in other income (expense) of $19 million, $15 million net of tax, for the unrealized loss on investments (the “2025 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $7 million for executive stock compensation for a former executive income tax adjustment (the “2025 Income Tax Expense Adjusted Item”).

●	A net charge to Sales, Merchandise costs and OG&A of $44 million, $33 million net of tax, for labor dispute charges (the “Labor Dispute”).

Net earnings for the first quarter of 2024 include the following, which we define as the “2024 Adjusted Items”:

●	Charges to OG&A of $175 million, $143 million net of tax, for merger related costs (the “2024 OG&A Adjusted Item”).

●	A gain in other income (expense) of $16 million, $12 million net of tax, for the gain on investments (the “2024 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $31 million due to a held for sale income tax adjustment related to the sale of our Kroger Specialty Pharmacy business (the “2024 Income Tax Expense Adjusted Item”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Quarterly Report on Form 10-Q to the most comparable GAAP financial measures and related disclosure.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2025 and 2024 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	First Quarter Ended
	May 24,	May 25,	Percentage
	2025	2024	Change
Net earnings attributable to The Kroger Co.	$866	$947

(Income) expense adjustments
Adjustment for loss (gain) on investments(1)(2)	15	(12)
Adjustment for labor dispute charges(1)(3)	33	—
Adjustment for store closures(1)(4)	77	—
Adjustment for executive stock compensation for a former executive(1)(5)	(16)	—
Adjustment for merger-related costs(1)(6)	—	143
Adjustment for merger-related litigation costs(1)(7)	11	—
Adjustment for opioid settlement charges and vendor reserves(1)(8)	17	—
Executive stock compensation for a former executive income tax adjustment	(7)	—
Held for sale income tax adjustment	—	(31)
2025 and 2024 Adjusted Items	130	100

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$996	$1,047	(4.9)%

Net earnings attributable to The Kroger Co. per diluted common share	$1.29	$1.29

(Income) expense adjustments
Adjustment for loss (gain) on investments(9)	0.02	(0.02)
Adjustment for labor dispute charges(9)	0.05	—
Adjustment for store closures(9)	0.12	—
Adjustment for executive stock compensation for a former executive(9)	(0.03)	—
Adjustment for merger-related costs(9)	—	0.20
Adjustment for merger-related litigation costs(9)	0.02	—
Adjustment for opioid settlement charges and vendor reserves(9)	0.03	—
Executive stock compensation for a former executive income tax adjustment(9)	(0.01)	—
Held for sale income tax adjustment(9)	—	(0.04)
2025 and 2024 Adjusted Items	0.20	0.14

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.49	$1.43	4.2%

Average number of common shares used in diluted calculation	664	727
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustment for loss (gain) on investments was $19 in the first quarter of 2025 and $(16) in the first quarter of 2024.
(3)	The pre-tax adjustment for labor dispute charges was $44.
(4)	The pre-tax adjustment for store closures was $100.
(5)	The pre-tax adjustment for executive stock compensation for a former executive was $(21).
(6)	The pre-tax adjustment for merger-related costs was $175.
(7)	The pre-tax adjustment for merger-related litigation costs was $15.
(8)	The pre-tax adjustment for opioid settlement charges and vendor reserves was $22.
(9)	The amount presented represents the net earnings (loss) per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 24,	Percentage	May 25,	Percentage
	2025	Change(1)	2024	Change(2)
Total sales to retail customers without fuel(3)	$40,401	1.1%	$39,967	0.6%
Supermarket fuel sales	4,340	(12.5)%	4,958	(2.7)%
Other sales(4)	377	9.6%	344	6.8%

Total sales	$45,118	(0.3)%	$45,269	0.2%
(1)	This column represents the percentage change in the first quarter of 2025, compared to the first quarter of 2024.
(2)	This column represents the percentage change in the first quarter of 2024, compared to the first quarter of 2023.
(3)	eCommerce sales are included in the “Total sales to retail customers without fuel” line above. eCommerce sales increased 15% in the first quarter of 2025, compared to the first quarter of 2024. eCommerce sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. eCommerce sales growth was led by strong demand for our Delivery solutions, which grew by 20% in the first quarter of 2025, compared to the first quarter of 2024.
(4)	Other sales primarily relate to external sales at food production plants, third-party media revenue and data analytic services. The increase in the first quarter of 2025, compared to the first quarter of 2024, is primarily due to an increase in external sales at food production plants and third-party media revenue.

Total sales decreased in the first quarter of 2025, compared to the first quarter of 2024, by 0.3%. The decrease was primarily due to a decrease in supermarket fuel sales and the sale of Kroger Specialty Pharmacy, partially offset by an increase in total sales to retail customers without fuel. Total supermarket fuel sales decreased 12.5% in the first quarter of 2025, compared to the first quarter of 2024, primarily due to a decrease in the average retail fuel price of 10.1% and a decrease in fuel gallons sold of 2.7%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel. Total sales, excluding fuel, Kroger Specialty Pharmacy and the Labor Dispute, increased 3.7% in the first quarter of 2025, compared to the first quarter of 2024, which was primarily due to our identical sales increase, excluding fuel and the Labor Dispute, of 3.2%. Identical sales, excluding fuel and the Labor Dispute, for the first quarter of 2025, compared to the first quarter of 2024, increased primarily due to increased pharmacy, eCommerce and Fresh sales and increased spend per item, partially offset by a reduction in the number of items in basket.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We include Kroger Delivery sales from customer fulfillment centers in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following tables. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the first quarter of 2025.

Identical Sales

($ in millions)

	Excluding Adjusted Items(1)
	First Quarter Ended
	May 24,	Percentage	May 25,	Percentage
	2025	Change(2)	2024	Change(3)
Excluding Fuel	$39,766	3.2%	$38,535	0.5%
(1)	Identical sales, excluding fuel, were adjusted to exclude stores involved in the labor disputes in Colorado. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2025 and 2024 for stores involved in this labor dispute.
(2)	This column represents the percentage change in identical sales in the first quarter of 2025, compared to the first quarter of 2024.
(3)	This column represents the percentage change in identical sales in the first quarter of 2024, compared to the first quarter of 2023.

	First Quarter Ended
	May 24,	Percentage	May 25,	Percentage
	2025	Change(1)	2024	Change(2)
Excluding Fuel	$40,027	3.0%	$38,867	0.5%
(1)	This column represents the percentage change in identical sales in the first quarter of 2025, compared to the first quarter of 2024.
(2)	This column represents the percentage change in identical sales in the first quarter of 2024, compared to the first quarter of 2023.

Gross Margin, LIFO and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 23.0% in the first quarter of 2025 and 22.0% in the first quarter of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink, lower supply chain costs and decreased fuel sales, which have a lower gross margin rate, partially offset by increased pharmacy sales, which have a lower gross margin rate.

The following table provides the calculation of gross profit and gross margin in accordance with GAAP:

	First Quarter Ended
	May 24,	May 25,
	2025	2024
Sales	$45,118	$45,269
Merchandise costs, including advertising, warehousing and transportation and LIFO charge, excluding rent and depreciation and amortization	34,551	35,124
Rent	18	23
Depreciation and amortization	193	181
Gross profit	$10,356	$9,941

Gross margin	23.0%	22.0%

We define FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing and transportation expenses, but excluding the LIFO charge, rent and depreciation and amortization.

Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel and the Labor Dispute, our FIFO gross margin rate increased 79 basis points in the first quarter of 2025, compared to the first quarter of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink and lower supply chain costs, partially offset by increased pharmacy sales, which have a lower gross margin rate. Excluding the effect of fuel, Kroger Specialty Pharmacy and the Labor Dispute, our FIFO gross margin rate increased 33 basis points in the first quarter of 2025, compared to the first quarter of 2024.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.6% in the first quarter of 2025 and 16.8% in the first quarter of 2024. The increase in the first quarter of 2025, compared to the first quarter of 2024, resulted primarily from the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, the 2025 Multi-Employer Pension Contributions, the 2025 OG&A Adjusted Items and increased healthcare costs, partially offset by the 2024 OG&A Adjusted Items and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2025 OG&A Adjusted Items, the Labor Dispute and the 2024 OG&A Adjusted Items, our OG&A rate increased 63 basis points in the first quarter of 2025, compared to the first quarter of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, the 2025 Multi-Employer Pension Contributions and increased healthcare costs, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Excluding the effect of fuel, Kroger Specialty Pharmacy, the 2025 OG&A Adjusted Items, the Labor Dispute, the 2024 OG&A Adjusted Items and the 2025 Multi-Employer Pension Contributions, our OG&A rate was relatively flat in the first quarter of 2025, compared to the first quarter of 2024.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the first quarter of 2025, compared to the first quarter of 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the first quarter of 2025, compared to the first quarter of 2024. This increase was primarily due to the sale of our Kroger Specialty Pharmacy business, which has a lower depreciation & amortization rate to sales, additional depreciation on capital investments, excluding mergers and lease buyouts, of $3.6 billion during the rolling four quarter period ending with the first quarter of 2025 and a decrease in the average useful life on these capital investments.

Operating Profit and FIFO Operating Profit

Operating profit was $1.3 billion, or 2.93% of sales, for the first quarter of 2025, compared to $1.3 billion, or 2.86% of sales, for the first quarter of 2024. Operating profit, as a percentage of sales, increased 7 basis points in the first quarter of 2025, compared to the first quarter of 2024, primarily due to a higher FIFO gross margin rate, partially offset by increased OG&A and depreciation and amortization expenses, as a percentage of sales.

FIFO operating profit was $1.4 billion, or 3.02% of sales, for the first quarter of 2025, compared to $1.3 billion, or 2.95% of sales, for the first quarter of 2024. FIFO operating profit, as a percentage of sales, excluding the 2025 and 2024 Adjusted Items, increased 3 basis points in the first quarter of 2025, compared to the first quarter of 2024, primarily due to a higher FIFO gross margin rate, partially offset by increased OG&A and depreciation and amortization expenses, as a percentage of sales.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2025 and 2024 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	First Quarter Ended
	May 24,	May 25,
	2025	2024
Operating profit	$1,322	$1,294
LIFO charge	40	41

FIFO Operating profit	1,362	1,335

Adjustment for merger-related costs(1)	—	175
Adjustment for merger-related litigation costs	15	—
Adjustment for opioid settlement charges and vendor reserves	22	—
Adjustment for labor dispute charges	44	—
Adjustment for store closures	100	—
Adjustment for executive stock compensation for a former executive	(21)	—
Other	(4)	(11)

2025 and 2024 Adjusted items	156	164

Adjusted FIFO operating profit excluding the adjusted items above	$1,518	$1,499
(1)	Merger-related costs primarily include third-party professional fees and credit facility fees associated with the terminated merger with Albertsons Companies, Inc.

Net Interest Expense

Net interest expense totaled $199 million in the first quarter of 2025, compared to $123 million in the first quarter of 2024. This increase resulted primarily from increased average total outstanding debt in the first quarter of 2025, compared to the first quarter of 2024, from the net proceeds of the senior notes issuance during the third quarter of 2024, partially offset by increased interest income earned due to increased balances of cash and temporary cash investments in the first quarter of 2025, compared to the first quarter of 2024.

Income Taxes

The effective income tax rate was 21.3% for the first quarter of 2025 and 19.8% for the first quarter of 2024. The effective income tax rate for the first quarter of 2025 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments, which includes the 2025 Income Tax Expense Adjusted Item. The effective income tax rate for the first quarter of 2024 differed from the federal statutory rate due to a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $1.29 per diluted share for the first quarter of 2025 was consistent with net earnings of $1.29 per diluted share for the first quarter of 2024. Excluding the 2025 and 2024 Adjusted Items, adjusted net earnings of $1.49 per diluted share for the first quarter of 2025 represented an increase of 4.2% compared to adjusted net earnings of $1.43 per diluted share for the first quarter of 2024. The increase in adjusted net earnings per diluted share resulted primarily from increased adjusted FIFO operating profit, lower income tax expense and lower common shares outstanding, partially offset by increased net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase in cash and temporary cash investments for the first quarter of 2025 and 2024:

	First Quarter Ended
	May 24,	May 25,
	2025	2024
Net cash provided by (used in)
Operating activities	$2,149	$2,342
Investing activities	(1,039)	(1,014)
Financing activities	(331)	(348)
Net increase in cash and temporary cash investments	$779	$980

Net cash provided by operating activities

We generated $2.1 billion of cash from operations in the first quarter of 2025 compared to $2.3 billion in the first quarter of 2024. The decrease in cash generated from operations was primarily due to the following:

●	Cash flows for inventory were less favorable for the first quarter of 2025, compared to the first quarter of 2024, due to strategic forward buys made during the first quarter of 2025; and

●	Cash flows for accounts payable were more favorable in the first quarter of 2024, compared to the first quarter of 2025, due to an increase in accounts payable at the end of the first quarter of 2024, compared to fiscal year end 2023, primarily due to timing of payments and management’s focus on working capital improvements;

●	Partially offset by cash flows for prepaid and other current assets were more favorable in the first quarter of 2025, compared to the first quarter of 2024, due to an increase in prepaid and other current assets at the end of the first quarter of 2024, compared to fiscal year end 2023, primarily related to an escrow payment for settlement charges under the nationwide opioid settlement framework.

Cash paid for interest increased in the first quarter of 2025, compared to the first quarter of 2024, primarily due to increased interest payments related to the $5.8 billion of senior notes issued in the third quarter of 2024 and not redeemed in the fourth quarter of 2024. Cash paid for taxes increased in the first quarter of 2025, compared to the first quarter of 2024, primarily due to applying a 2023 tax overpayment to reduce our estimated tax payments in 2024.

Net cash used by investing activities

Investing activities used cash of $1.0 billion in both the first quarters of 2025 and 2024. The amount of cash used by investing activities remained consistent in the first quarter of 2025, compared to the first quarter of 2024, primarily due to a decrease in the proceeds from the sale of assets due to the sale of an equity method investment in the first quarter of 2024, which was offset by a decrease in payments for property and equipment, including payments for lease buyouts, in the first quarter of 2025, compared to the first quarter of 2024.

Net cash used by financing activities

The cash used for financing activities of $331 million in the first quarter of 2025 was consistent with the cash used for financing activities of $348 million in the first quarter of 2024.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, totaled $1.2 billion for both the first quarters of 2025 and 2024. During the rolling four quarter period ended with the first quarter of 2025, we opened, expanded, relocated or acquired 27 supermarkets and completed 210 remodels. We define a remodel as a project that is greater than or equal to a cost of $8 per square foot. Total supermarket square footage at the end of the first quarter of 2025 increased 0.9% from the end of the first quarter of 2024. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2025 increased 1.1% over the end of the first quarter of 2024.

Debt Management

As of May 24, 2025, we maintained a $2.75 billion (with the ability to increase by $2.0 billion), unsecured revolving credit facility that, unless extended, terminates on September 13, 2029. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of May 24, 2025, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $1 million as of May 24, 2025.

Our bank credit facility and the indentures underlying our publicly issued debt contain a financial covenant. As of May 24, 2025, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with this financial covenant in the future.

Total debt, including both the current and long-term portions of obligations under finance leases, of $17.9 billion as of May 24, 2025, remained consistent to our fiscal year end 2024 debt of $17.9 billion. During the first quarter of 2025, we did not have any payments or issuances of senior notes or borrowings or payments that occurred on our revolving credit facility.

Common Share Repurchase Programs

During the first quarter of 2025, we invested $181 million to repurchase 2.7 million Kroger common shares at an average price of $67.82 per share. The shares repurchased in the first quarter of 2025 were reacquired under a share repurchase program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

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

As of May 24, 2025, there was $2.5 billion remaining under the December 2024 Repurchase Program, which reflects the reduction of the unsettled accelerated share repurchases of $1.0 billion and excludes excise tax on share repurchases in excess of issuances. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2024 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Liquidity Needs

We held cash and temporary cash investments of $4.7 billion as of May 24, 2025, which reflects our elevated operating performance over the last few years. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of May 24, 2025, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in the first quarter of 2025, see Note 2 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from those estimates. There has been no material change to our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

As of May 24, 2025, we had no forward-starting interest rate swap agreements or treasury lock agreements outstanding.

Item 4. Controls and Procedures.

The Interim Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Interim Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 24, 2025, the end of the period covered by this report. Based on that evaluation, Kroger’s Interim Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended May 24, 2025. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal control and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended May 24, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)(5)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
February 2, 2025 to March 1, 2025	314,801	$65.30	314,801	$2,500
Second four weeks
March 2, 2025 to March 29, 2025	1,219,341	$65.99	716,936	$2,500
Third four weeks
March 30, 2025 to April 26, 2025	1,435,319	$68.99	1,435,129	$2,500
Fourth four weeks
April 27, 2025 to May 24, 2025	208,872	$70.65	208,820	$2,500
Total	3,178,333	$67.58	2,675,686	$2,500
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2025 contained four 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 502,647 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	On December 11, 2024, our board of directors approved a $7.5 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated share repurchase (“ASR”) transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2024 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the December 2024 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent on exercise activity. The authority remaining under the December 2024 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

(5)	Reflects the reduction of the unsettled accelerated share repurchase of $1.0 billion and excludes excise tax on share repurchases in excess of issuances.

Item 5. Other Information.

(c)

In the first quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

THE KROGER CO.

Dated: June 27, 2025	By:	/s/ Ronald L. Sargent
Ronald L. Sargent
Chairman of the Board and Interim Chief Executive Officer

Dated: June 27, 2025	By:	/s/ David J. C. Kennerley
David J. C. Kennerley
Executive Vice President and Chief Financial Officer