Form 10-Q
period 2025-08-16
KROGER CO
filed 2025-09-19
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 16, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 662,678,212 shares of Common Stock ($1 par value) outstanding as of September 16, 2025.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 16,	August 17,	August 16,	August 17,
(In millions, except per share amounts)	2025	2024	2025	2024
Sales	$33,940	$33,912	$79,058	$79,181

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,130	26,261	60,681	61,385
Operating, general and administrative	5,967	5,886	13,890	13,490
Rent	202	199	473	469
Depreciation and amortization	778	751	1,829	1,728

Operating profit	863	815	2,185	2,109

Other income (expense)
Net interest expense (see Note 2)	(144)	(84)	(343)	(207)
Non-service component of company-sponsored pension plan (expense) benefits	(3)	3	(4)	6
Gain (loss) on investments	56	(121)	37	(105)

Net earnings before income tax expense	772	613	1,875	1,803

Income tax expense	162	148	397	382

Net earnings including noncontrolling interests	610	465	1,478	1,421
Net income (loss) attributable to noncontrolling interests	1	(1)	3	8

Net earnings attributable to The Kroger Co.	$609	$466	$1,475	$1,413

Net earnings attributable to The Kroger Co. per basic common share	$0.91	$0.64	$2.22	$1.94

Average number of common shares used in basic calculation	662	723	661	722

Net earnings attributable to The Kroger Co. per diluted common share	$0.91	$0.64	$2.20	$1.93

Average number of common shares used in diluted calculation	665	727	664	728

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 16,	August 17,	August 16,	August 17,
(In millions)	2025	2024	2025	2024
Net earnings including noncontrolling interests	$610	$465	$1,478	$1,421

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	2	—	1	(2)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	(1)	(123)	—	(53)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	3	2	5	4

Total other comprehensive income (loss)	4	(121)	6	(51)

Comprehensive income	614	344	1,484	1,370
Comprehensive income (loss) attributable to noncontrolling interests	1	(1)	3	8
Comprehensive income attributable to The Kroger Co.	$613	$345	$1,481	$1,362
(1)	Amount is net of tax of $(1) for the second quarter of 2024. Amount is net of tax of $(1) for the first two quarters of 2024.
(2)	Amount is net of tax of $(1) for the second quarter of 2025 and $(37) for the second quarter of 2024. Amount is net of tax of $(16) for the first two quarters of 2024.
(3)	Amount is net of tax of $1 for the first two quarters of 2025 and 2024.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 16,	February 1,
(In millions, except par amounts)	2025	2025
ASSETS
Current assets
Cash and temporary cash investments	$4,883	$3,959
Store deposits in-transit	1,133	1,312
Receivables	2,211	2,195
FIFO inventory	9,349	9,442
LIFO reserve	(2,506)	(2,404)
Prepaid and other current assets	735	769
Total current assets	15,805	15,273

Property, plant and equipment, net	25,947	25,703
Operating lease assets	6,812	6,839
Intangibles, net	866	834
Goodwill	2,674	2,674
Other assets	1,486	1,293

Total Assets	$53,590	$52,616

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$827	$272
Current portion of operating lease liabilities	673	599
Accounts payable	10,183	10,124
Accrued salaries and wages	1,315	1,330
Other current liabilities	3,701	3,615
Total current liabilities	16,699	15,940

Long-term debt including obligations under finance leases	17,132	17,633
Noncurrent operating lease liabilities	6,546	6,578
Deferred income taxes	1,387	1,417
Pension and postretirement benefit obligations	376	387
Other long-term liabilities	2,173	2,380

Total Liabilities	44,313	44,335

Commitments and contingencies (see Note 5)

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2025 and 2024	1,918	1,918
Additional paid-in capital	3,174	3,087
Accumulated other comprehensive loss	(615)	(621)
Accumulated earnings	29,754	28,724
Common shares in treasury, at cost, 1,255 shares in 2025 and 1,258 shares in 2024	(24,949)	(24,823)

Total Shareowners’ Equity - The Kroger Co.	9,282	8,285
Noncontrolling interests	(5)	(4)

Total Equity	9,277	8,281

Total Liabilities and Equity	$53,590	$52,616

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 16,	August 17,
(In millions)	2025	2024
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,478	$1,421
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,829	1,728
Asset impairment and store closure charges	114	31
Operating lease asset amortization	318	327
LIFO charge	102	62
Share-based employee compensation	83	89
Deferred income taxes	(31)	(31)
Gain on sale of assets	(6)	(9)
(Gain) loss on investments	(37)	105
Other	(29)	10
Changes in operating assets and liabilities:
Store deposits in-transit	179	124
Receivables	(12)	(256)
Inventories	92	271
Prepaid and other current assets	(91)	(202)
Accounts payable	(14)	176
Accrued expenses	181	(74)
Income taxes receivable and payable	6	95
Operating lease liabilities	(291)	(296)
Other	(183)	(107)

Net cash provided by operating activities	3,688	3,464

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,968)	(2,179)
Proceeds from sale of assets	36	309
Other	(175)	(35)

Net cash used by investing activities	(2,107)	(1,905)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(122)	(99)
Dividends paid	(422)	(420)
Proceeds from issuance of capital stock	163	93
Treasury stock purchases	(203)	(116)
Other	(73)	(100)

Net cash used by financing activities	(657)	(642)

Net increase in cash and temporary cash investments	924	917

Cash and temporary cash investments:
Beginning of year	3,959	1,883
End of period	$4,883	$2,800

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,968)	$(2,179)
Payments for lease buyouts	11	46
Changes in construction-in-progress payables	(73)	57
Total capital investments, excluding lease buyouts	$(2,030)	$(2,076)

Disclosure of cash flow information:
Cash paid during the year for net interest	$370	$192
Cash paid during the year for income taxes	$415	$197

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 1, 2025	1,918	$1,918	$3,087	1,258	$(24,823)	$(621)	$28,724	$(4)	$8,281
Issuance of common stock:
Stock options exercised	—	—	—	(4)	145	—	—	—	145
Restricted stock issued	—	—	(65)	(1)	32	—	—	—	(33)
Treasury stock activity:
Stock options exchanged	—	—	—	4	(181)	—	—	—	(181)
Share-based employee compensation	—	—	38	—	—	—	—	—	38
Other comprehensive income net of tax of $2	—	—	—	—	—	2	—	—	2
Other	—	—	99	—	(99)	—	2	(3)	(1)
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings including noncontrolling interests	—	—	—	—	—	—	866	2	868

Balances at May 24, 2025	1,918	$1,918	$3,159	1,257	$(24,926)	$(619)	$29,381	$(5)	$8,908
Issuance of common stock:
Stock options exercised	—	—	—	(1)	18	—	—	—	18
Restricted stock issued	—	—	(103)	(1)	54	—	—	—	(49)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(22)	—	—	—	(22)
Share-based employee compensation	—	—	45	—	—	—	—	—	45
Other comprehensive income net of tax of $(1)	—	—	—	—	—	4	—	—	4
Other	—	—	73	—	(73)	—	(2)	(1)	(3)
Cash dividends declared ($0.35 per common share)	—	—	—	—	—	—	(234)	—	(234)
Net earnings including noncontrolling interests	—	—	—	—	—	—	609	1	610

Balances at August 16, 2025	1,918	$1,918	$3,174	1,255	$(24,949)	$(615)	$29,754	$(5)	$9,277

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the second quarters ended August 16, 2025 and August 17, 2024 includes the results of operations of the Company for the 12 and 28-week periods then ended.

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

The fair value of certain financial instruments, measured using Level 1 inputs, was $220 and $183 as of August 16, 2025 and February 1, 2025, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized gain for these Level 1 investments of approximately $37 and an unrealized loss of approximately $73 for the first two quarters of 2025 and 2024, respectively, is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. An unrealized gain for these Level 1 investments of approximately $56 and $12 for the second quarters of 2025 and 2024, respectively, is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

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

Accounts Payable Financing Arrangement

The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under this arrangement. The payment term that the Company has with participating suppliers under these programs is approximately 90 days. Outstanding obligations under these financing arrangements are included in “Accounts payable” in the Company’s Consolidated Balance Sheets for $266 and $294 as of August 16, 2025 and February 1, 2025, respectively.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	August 16,	February 1,
	2025	2025
1.70% to 8.00% Senior Notes due through 2064	$14,859	$14,854
Other	1,087	1,055

Total debt, excluding obligations under finance leases	15,946	15,909
Less current portion	(620)	(104)

Total long-term debt, excluding obligations under finance leases	$15,326	$15,805

The fair value of the Company’s long-term debt, including current maturities, was estimated based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 16, 2025 and February 1, 2025. At August 16, 2025, the fair value of total debt was $14,886 compared to a carrying value of $15,946. At February 1, 2025, the fair value of total debt was $14,648 compared to a carrying value of $15,909.

In the second quarter of 2024, the Company terminated five forward-starting interest rate swaps with a maturity date of August 1, 2027 and an aggregate notional amount totaling $5,350. These forward-starting interest rate swaps were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt that was issued in the third quarter of 2024. A notional amount of $2,350 of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP. Accordingly, the unamortized gain of $48, $36 net of tax, was deferred in accumulated other comprehensive income and is amortized to earnings as the interest payments are made. The remainder of the notional amount of $3,000 of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges were recognized through net earnings. In the second quarter of 2024, the Company recognized a realized loss of $133 related to these forward-starting interest rate swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations. During the first two quarters of 2024, the Company recognized a realized loss of $55 related to these forward-starting interest rate swaps that is included in “Gain (loss) on investments” in the Company’s Consolidated Statements of Operations.

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

Cash paid for interest expense related to long-term debt including obligations under finance leases was $485 and $265 for the first two quarters of 2025 and 2024, respectively. Interest income of approximately $52 and $38 for the second quarters of 2025 and 2024, respectively, is included in “Net interest expense” in the Company’s Consolidated Statements of Operations. Interest income of approximately $115 and $73 for the first two quarters of 2025 and 2024, respectively, is included in “Net interest expense” in the Company’s Consolidated Statements of Operations.

As of August 16, 2025, and February 1, 2025, Other debt consisted primarily of a financial obligation related to a sale transaction for properties that did not qualify for sale-leaseback accounting treatment in 2021.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the second quarters of 2025 and 2024:

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 16,	August 17,	August 16,	August 17,
	2025	2024	2025	2024
Components of net periodic benefit cost (benefit):
Service cost	$2	$1	$1	$1
Interest cost	31	30	2	2
Expected return on plan assets	(32)	(34)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss (gain)	3	2	—	(2)

Net periodic benefit cost (benefit)	$4	$(1)	$2	$—

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2025 and 2024:

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 16,	August 17,	August 16,	August 17,
	2025	2024	2025	2024
Components of net periodic benefit cost (benefit):
Service cost	$4	$3	$2	$2
Interest cost	71	71	6	5
Expected return on plan assets	(74)	(79)	—	—
Amortization of:		0		0
Prior service cost	—	—	(2)	(2)
Actuarial loss (gain)	7	5	(4)	(6)

Net periodic benefit cost (benefit)	$8	$—	$2	$(1)

The Company is not required to make any contributions to its company-sponsored pension plans in 2025 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first two quarters of 2025 or 2024.

The Company contributed $175 and $177 to employee 401(k) retirement savings accounts in the first two quarters of 2025 and 2024, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 16, 2025			August 17, 2024
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$604	662	$0.91	$463	723	$0.64
Dilutive effect of stock options		3			4

Net earnings attributable to The Kroger Co. per diluted common share	$604	665	$0.91	$463	727	$0.64

	Two Quarters Ended			Two Quarters Ended
	August 16, 2025			August 17, 2024
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,464	661	$2.22	$1,403	722	$1.94
Dilutive effect of stock options		3			6

Net earnings attributable to The Kroger Co. per diluted common share	$1,464	664	$2.20	$1,403	728	$1.93

The Company had combined undistributed and distributed earnings to participating securities totaling $5 and $3 in the second quarters of 2025 and 2024, respectively. For the first two quarters of 2025 and 2024, the Company had combined undistributed and distributed earnings to participating securities of $11 and $10, respectively.

The Company had options outstanding for approximately 1 million and 4 million shares during the second quarters of 2025 and 2024, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 1 million and 3 million shares during the first two quarters of 2025 and 2024, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

As of August 16, 2025, the Company recorded $137 and $982 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements. As of February 1, 2025, the Company recorded $279 and $1,139 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements.

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

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2025 and 2024:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 3, 2024	$60	$(549)	$(489)
OCI before reclassifications(2)	(53)	—	(53)
Amounts reclassified out of AOCI(3)	4	(2)	2
Net current-period OCI	(49)	(2)	(51)
Balance at August 17, 2024	$11	$(551)	$(540)

Balance at February 1, 2025	$(35)	$(586)	$(621)
Amounts reclassified out of AOCI(3)	5	1	6
Net current-period OCI	5	1	6
Balance at August 16, 2025	$(30)	$(585)	$(615)
(1)	All amounts are net of tax.
(2)	Net of tax of $(16) for cash flow hedging activities for the first two quarters of 2024.
(3)	Net of tax of $1 for cash flow hedging activities and $(1) for pension and postretirement defined benefit plans for the first two quarters of 2024. Net of tax of $1 for cash flow hedging activities for the first two quarters of 2025.

The following table represents the items reclassified out of AOCI and the related tax effects for the first two quarters of 2025 and 2024:

	Second Quarter Ended		Two Quarters Ended
	August 16,	August 17,	August 16,	August 17,
	2025	2024	2025	2024
Cash flow hedging activity items:
Amortization of gains and losses on cash flow hedging activities(1)	$3	$2	$6	$5
Tax expense	—	—	(1)	(1)
Net of tax	3	2	5	4

Pension and postretirement defined benefit plan items:
Amortization of amounts included in net periodic pension cost(2)	2	(1)	1	(3)
Tax expense	—	1	—	1
Net of tax	2	—	1	(2)
Total reclassifications, net of tax	$5	$2	$6	$2
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

7.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended. Under this agreement, Ocado will partner with the Company in the U.S., enhancing the Company’s digital and robotics capabilities in its distribution networks. In accordance with GAAP, the Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. The Company elected to combine the lease and non-lease elements in the contract.  As a result, the Company will account for all payments to Ocado as lease payments.  During the second quarter of 2025, Ocado drew down the entire $152 from its letter of credit under the Amended and Restated Partnership Framework Agreement.  The Company recorded finance lease assets of $23 for the portion of the payment allocated to commenced leases.  The remaining payment amount is treated as prepaid rent and is recorded in “Other assets” in the Company’s Consolidated Balance Sheet and in “Other” within “Cash Flows from Investing Activities” in the Company’s Consolidated Statement of Cash Flows. As of August 16, 2025 and February 1, 2025, the Company had $907 and $926, respectively, of net finance lease assets included within “Property, plant and equipment, net” in the Company’s Consolidated Balance Sheets related to the Company's agreement with Ocado. As of August 16, 2025 and February 1, 2025, the Company had $111 and $104, respectively, of current finance lease liabilities recorded within “Current portion of long-term debt including obligations under finance leases" and $746 and $781, respectively, of non-current finance lease liabilities recorded within “Long-term debt including obligations under finance leases” in the Company’s Consolidated Balance Sheets.

The Company is currently undertaking a comprehensive review of its eCommerce operations and reviewing all aspects of this business to drive growth by both improving the customer experience while improving profitability. The outcome of this review could have a material effect on the Company’s Consolidated Financial Statements.

8.	SEGMENT REPORTING

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

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of retail operations segment FIFO EBITDA to consolidated net earnings before income tax expense and retail operations segment sales to consolidated sales for the second quarter and first two quarters of 2025 and 2024:

	Second Quarter Ended		Two Quarters Ended
	August 16,	August 17,	August 16,	August 17,
	2025	2024	2025	2024
Retail operations segment sales	$33,670	$32,942	$78,451	$76,951
Retail operations segment expenses:
Merchandise costs(1)	23,596	23,010	54,921	53,888
Expenses in gross(2)	2,470	2,535	5,653	5,852
Operating, general, and administrative	5,883	5,765	13,692	13,206
Rent	200	196	468	462
Retail operations segment FIFO EBITDA	$1,521	$1,436	$3,717	$3,543

Reconciliation of net earnings before income tax expense:
Retail operations segment FIFO EBITDA	$1,521	$1,436	$3,717	$3,543
Depreciation and amortization	(778)	(751)	(1,829)	(1,728)
LIFO charge	(62)	(21)	(102)	(62)
Other FIFO EBITDA(3)	182	151	399	356
Net interest expense	(144)	(84)	(343)	(207)
Non-service component of company-sponsored pension plan (expense) benefits	(3)	3	(4)	6
Gain (loss) on investments	56	(121)	37	(105)
Consolidated net earnings before income tax expense	$772	$613	$1,875	$1,803

Reconciliation of sales:
Retail operations segment sales	$33,670	$32,942	$78,451	$76,951
Other sales(3)	270	970	607	2,230
Consolidated sales	$33,940	$33,912	$79,058	$79,181

(1)	Merchandise costs include product costs, net of discounts and allowances, and food production costs.
(2)	Expenses in gross include advertising costs, warehousing costs, including receiving and inspection costs, and transportation costs.
(3)	Other sales and other FIFO EBITDA primarily include other operating segments that are not part of the retail operations segment such as third-party media revenue, data analytic services, specialty pharmacy and in-store health clinics.

9.	INCOME TAXES

The effective income tax rate was 21.0% for the second quarter of 2025 and 24.1% for the second quarter of 2024. The effective income tax rate was 21.2% for both the first two quarters of 2025 and 2024. The effective income tax rate for the second quarter of 2025 equaled the federal statutory rate due to the effect of state income taxes being fully offset by the utilization of tax credits and deductions including the benefit from share-based payments. The effective income tax rate for the first two quarters of 2025 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments. The effective income tax rate for the second quarter of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective tax rate for the first two quarters of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

11.	SUBSEQUENT EVENT

TBD

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “accelerate,” “achieve,” “affect,” “anticipate,” “believe,” “committed,” “confident,” “continue,” “could,” “drive,” “enable,” “ensure,” “estimate,” “expect,” “future,” “goals,” “initiatives,” “maintain,” “may,” “model,” “plan,” “position,” “strategy,” “target,” “trend,” and “will,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental FIFO operating profit goals may be affected by: labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate, along with changes in federal policy and at regulatory agencies; our ability to retain pharmacy sales from third-party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyber-attacks or data security breaches; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through our strategic pillars of Fresh, Our Brands, personalization, and eCommerce; the outcome of litigation matters, including those relating to the terminated transaction with Albertsons; and the risks relating to or arising from our opioid litigation settlements, including the risk of litigation relating to persons, entities, or jurisdictions that do not participate in those settlements.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws and policies, the status of pending items with various taxing authorities and the deductibility of certain expenses.

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

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger’s proven value creation model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel retail business, including fuel and health and wellness. By executing on our go-to- market strategy built on the four pillars of Fresh, Our Brands, Personalization and eCommerce, we are creating a shopping experience that builds loyalty and grows sales. Our retail business generates traffic and data which accelerates growth in our high operating margin alternative profit businesses, like retail media. In turn, the value generated from these businesses enables us to reinvest back into our retail business.

We are focused on enhancing our pillars and delivering an exceptional customer experience to accelerate this flywheel effect. By expanding our store network and improving our eCommerce capabilities, we expect to grow households and increase sales. Our model provides various ways to generate net earnings growth.

This will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our retail business and is supported by continued strategic investments in our associates and greater value for our customers to ensure we deliver a full, fresh and friendly experience for every customer, every time. In an effort to serve more households, we will invest in major storing projects that allow us to increase both in store and eCommerce sales. As more and more customers incorporate eCommerce into their permanent routines, we expect eCommerce sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin through long-term initiatives in gross margin, growing alternative profit businesses and productivity and cost savings initiatives that are focused on simplifying our business and modernizing our ways of working. Together, these will enable us to improve operating margin, while balancing strategic price investments for customers and investments in associates to improve customer experience.

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

EXECUTIVE SUMMARY

Kroger delivered another quarter of strong results, which demonstrates the clear and measurable progress we’ve made on our priorities – to simplify our organization, to improve the customer experience and to focus on work that creates the most value. Sales growth has been strong, led by pharmacy, eCommerce and Fresh, and we are encouraged by the improvement in grocery volumes. We are executing better in our stores and we are more focused on our core business and our core customer. We are moving with speed and we are simplifying the company.

We continue to believe that our strategy focusing on Fresh, Our Brands and eCommerce will continue to resonate with customers and our resilient model positions us well to navigate the current environment. We are focused on investments that will grow our core business and maximize return on invested capital over time, while remaining committed to maintaining our current investment grade rating, growing our dividend, subject to board approval, and returning excess capital to shareholders. We are confident that by executing on these key priorities, we will generate long-term growth and attractive shareholder returns.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 16,	Percentage	August 17,	August 16,	Percentage	August 17,
	2025	Change	2024	2025	Change	2024
Sales	$33,940	0.1%	$33,912	$79,058	(0.2)%	$79,181
Sales without fuel	$30,671	1.3%	$30,276	$71,449	1.2%	$70,587
Identical sales excluding fuel and Adjusted Items(1)	3.4%	N/A	1.2%	3.3%	N/A	0.8%
FIFO gross margin rate, excluding rent, depreciation and amortization, fuel and Adjusted Items, bps increase	0.39	N/A	0.42	0.62	N/A	0.14
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	(0.05)	N/A	0.65	0.34	N/A	0.40
Operating profit	$863	5.9%	$815	$2,185	3.6%	$2,109
Adjusted FIFO operating profit	$1,091	10.9%	$984	$2,610	5.1%	$2,483
Net earnings attributable to The Kroger Co.	$609	30.7%	$466	$1,475	4.4%	$1,413
Adjusted net earnings attributable to The Kroger Co.	$695	2.1%	$681	$1,690	(2.2)%	$1,728
Net earnings attributable to The Kroger Co. per diluted common share	$0.91	42.2%	$0.64	$2.20	14.0%	$1.93
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.04	11.8%	$0.93	$2.53	7.2%	$2.36
Dividends paid	$211	0.5%	$210	$422	0.5%	$420
Dividends paid per common share	$0.32	10.3%	$0.29	$0.64	10.3%	$0.58
Share repurchases	$22	N/A	$13	$203	N/A	$116
Increase in total debt, including obligations under finance leases compared to prior fiscal year end	$54	N/A	$4	$54	N/A	$4
(1)	For the first quarter of 2025, identical sales, excluding fuel, were adjusted to exclude stores involved in the labor disputes in Colorado. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2025 and 2024 for stores involved in this labor dispute.

OVERVIEW

Notable items for the second quarter and first two quarters of 2025 are:

Shareholder Return

●	Net earnings attributable to The Kroger Co. per diluted common share of $0.91 for the second quarter and $2.20 for the first two quarters of 2025.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $1.04 for the second quarter and $2.53 for the first two quarters of 2025. This represents a 12% increase for the second quarter of 2025 compared to the second quarter of 2024 and a 7% increase for the first two quarters of 2025 compared to the first two quarters of 2024.

●	Achieved operating profit of $863 million for the second quarter and $2.2 billion for the first two quarters of 2025.

●	Achieved adjusted FIFO operating profit of $1.1 billion for the second quarter and $2.6 billion for the first two quarters of 2025. This represents an 11% increase for the second quarter of 2025 compared to the second quarter of 2024 and a 5% increase for the first two quarters of 2025 compared to the first two quarters of 2024.

●	Generated cash flows from operations of $3.7 billion for the first two quarters of 2025, which represents a 6% increase compared to the first two quarters of 2024.

●	Cash and temporary cash investments increased by $924 million from $4.0 billion as of fiscal year end 2024 to $4.9 billion as of August 16, 2025.

●	Returned $625 million to shareholders from share repurchases and dividend payments in the first two quarters of 2025.

Other Financial Results

●	Identical sales, excluding fuel and Adjusted Items, increased 3.4% in the second quarter and 3.3% in the first two quarters of 2025. Our sales growth was led by strong pharmacy, eCommerce and Fresh sales.

●	eCommerce sales increased 16% in the second quarter and 15% in the first two quarters of 2025, compared to the same periods of 2024. eCommerce sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. eCommerce sales growth was led by strong demand for our Delivery solutions.

Significant Events

●	During the first quarter of 2025, we recognized store closure costs of $100 million, $77 million net of tax, related to the planned closing of approximately 60 stores over the next 18 months. As a result of these store closures, we expect a modest financial benefit and we are committed to reinvesting these savings back into the customer experience. We will offer roles in other stores to all associates currently employed at the affected stores.

●	During the first quarter of 2025, in addition to the recurring multi-employer pension contributions we make in the normal course of business, we contributed an incremental $60 million, $46 million net of tax, to multi-employer pension plans, helping stabilize future associate benefits and allowing us to pre-fund future requirements. Total multi-employer pension contributions drove a 16 basis point increase in our operating, general and administrative expenses (“OG&A”) rate in the first two quarters of 2025, compared to the first two quarters of 2024 (the “2025 Multi-Employer Pension Contributions”).

●	During the second quarter of 2025, we approved and implemented a plan to reduce our corporate administrative team by nearly 1,000 associates, resulting in a charge for severance and related benefits of $47 million, $37 million net of tax. This reorganization is expected to increase efficiency and reduce administrative costs, enabling us to reinvest back into our retail business.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first two quarters of 2025 include the following, which we define as the “2025 Adjusted Items”:

●	Charges to OG&A of $100 million, $77 million net of tax, for store closures; $136 million, $102 million net of tax, for merger-related litigation and settlement charges; $22 million, $17 million net of tax, for opioid settlement charges and vendor reserves; $47 million, $37 million net of tax, for severance charge and related benefits and a credit to OG&A of $21 million, $16 million net of tax, for executive stock compensation for a former executive (the “2025 OG&A Adjusted Items”).

●	A gain in other income (expense) of $37 million, $28 million net of tax, for the unrealized gain on investments (the “2025 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $7 million for executive stock compensation for a former executive income tax adjustment (the “2025 Income Tax Expense Adjusted Item”).

●	A net charge to Sales, Merchandise costs and OG&A of $44 million, $33 million net of tax, for labor dispute charges (the “Labor Dispute”).

Net earnings for the second quarter of 2025 include the following, which we define as the “2025 Second Quarter Adjusted Items”:

●	Charges to OG&A of $121 million, $92 million net of tax, for merger-related litigation and settlement charges and $47 million, $37 million net of tax, for severance charge and related benefits (the “2025 Second Quarter OG&A Adjusted Items”).

●	A gain in other income (expense) of $56 million, $43 million net of tax, for the unrealized gain on investments (the “2025 Other Income (Expense) Second Quarter Adjusted Item”).

Net earnings for the first two quarters of 2024 include the following, which we define as the “2024 Adjusted Items”:

●	Charges to OG&A of $323 million, $266 million net of tax, for merger related costs (the “2024 OG&A Adjusted Item”).

●	A loss in other income (expense) of $105 million, $80 million net of tax, for the loss on investments (the “2024 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $31 million due to a held for sale income tax adjustment related to the sale of our Kroger Specialty Pharmacy business (the “2024 Income Tax Expense Adjusted Item”).

Net earnings for the second quarter of 2024 include the following, which we define as the “2024 Second Quarter Adjusted Items”:

●	Charges to OG&A of $148 million, $123 million net of tax, for merger related costs (the “2024 Second Quarter OG&A Adjusted Item”).

●	Losses in other income (expense) of $121 million, $92 million net of tax, for the unrealized loss on investments (the “2024 Second Quarter Other Income (Expense) Adjusted Item”).

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2025 and 2024 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 16,	August 17,	Percentage	August 16,	August 17,	Percentage
	2025	2024	Change	2025	2024	Change
Net earnings attributable to The Kroger Co.	$609	$466		$1,475	$1,413

(Income) expense adjustments
Adjustment for (gain) loss on investments(1)(2)	(43)	92		(28)	80
Adjustment for labor dispute charges(1)(3)	—	—		33	—
Adjustment for store closures(1)(4)	—	—		77	—
Adjustment for executive stock compensation for a former executive(1)(5)	—	—		(16)	—
Adjustment for merger-related costs(1)(6)	—	123		—	266
Adjustment for merger-related litigation and settlement charges(1)(7)	92	—		102	—
Adjustment for opioid settlement charges and vendor reserves(1)(8)	—	—		17	—
Adjustment for severance charge and related benefits(1)(9)	37	—		37	—
Executive stock compensation for a former executive income tax adjustment	—	—		(7)	—
Held for sale income tax adjustment	—	—		—	(31)
2025 and 2024 Adjusted Items	86	215		215	315

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$695	$681	2.1%	$1,690	$1,728	(2.2)%

Net earnings attributable to The Kroger Co. per diluted common share	$0.91	$0.64		$2.20	$1.93

(Income) expense adjustments
Adjustment for (gain) loss on investments(10)	(0.06)	0.12		(0.04)	0.10
Adjustment for labor dispute charges(10)	—	—		0.05	—
Adjustment for store closures(10)	—	—		0.12	—
Adjustment for executive stock compensation for a former executive(10)	—	—		(0.03)	—
Adjustment for merger-related costs(10)	—	0.17		—	0.37
Adjustment for merger-related litigation and settlement charges(10)	0.14	—		0.16	—
Adjustment for opioid settlement charges and vendor reserves(10)	—	—		0.03	—
Adjustment for severance charge and related benefits(10)	0.05	—		0.05	—
Executive stock compensation for a former executive income tax adjustment(10)	—	—		(0.01)	—
Held for sale income tax adjustment(10)	—	—		—	(0.04)
2025 and 2024 Adjusted Items	0.13	0.29		0.33	0.43

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.04	$0.93	11.8%	$2.53	$2.36	7.2%

Average number of common shares used in diluted calculation	665	727		664	728

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for (gain) loss on investments were $(56) in the second quarter of 2025 and $121 in the second quarter of 2024. The pre-tax adjustments for (gain) loss on investments were $(37) in the first two quarters of 2025 and $105 in the first two quarters of 2024.
(3)	The pre-tax adjustment for labor dispute charges was $44.
(4)	The pre-tax adjustment for store closures was $100.
(5)	The pre-tax adjustment for executive stock compensation for a former executive was $(21).
(6)	The pre-tax adjustments for merger related costs were $148 in the second quarter of 2024 and $323 in the first two quarters of 2024.
(7)	The pre-tax adjustments for merger-related litigation and settlement charges were $121 in the second quarter of 2025 and $136 in the first two quarters of 2025.
(8)	The pre-tax adjustment for opioid settlement charges and vendor reserves was $22.
(9)	The pre-tax adjustment for severance charge and related benefits was $47.
(10)	The amount presented represents the net earnings (loss) per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 16,	Percentage	August 17,	Percentage	August 16,	Percentage	August 17,	Percentage
	2025	Change(1)	2024	Change(2)	2025	Change(3)	2024	Change(4)
Total sales to retail customers without fuel(5)	$30,352	1.2%	$30,005	1.2%	$70,753	1.1%	$69,973	0.8%
Supermarket fuel sales	3,269	(10.1)%	3,636	(8.0)%	7,609	(11.5)%	8,594	(5.0)%
Other sales(6)	319	17.7%	271	5.9%	696	13.4%	614	6.4%

Total sales	$33,940	0.1%	$33,912	0.2%	$79,058	(0.2)%	$79,181	0.2%
(1)	This column represents the percentage change in the second quarter of 2025, compared to the second quarter of 2024.
(2)	This column represents the percentage change in the second quarter of 2024, compared to the second quarter of 2023.
(3)	This column represents the percentage change in the first two quarters of 2025, compared to the first two quarters of 2024.
(4)	This column represents the percentage change in the first two quarters of 2024, compared to the first two quarters of 2023.
(5)	eCommerce sales are included in the “Total sales to retail customers without fuel” line above. eCommerce sales increased 16% in the second quarter and 15% in the first two quarters of 2025, compared to the same periods of 2024. eCommerce sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. eCommerce sales growth was led by strong demand for our Delivery solutions, which grew by 19% in the second quarter and 20% in the first two quarters of 2025, compared to the same periods of 2024.
(6)	Other sales primarily relate to external sales at food production plants, third-party media revenue and data analytic services. The increase in the second quarter and first two quarters of 2025, compared to the same periods of 2024, is primarily due to an increase in external sales at food production plants and third-party media revenue.

Total sales increased in the second quarter of 2025, compared to the second quarter of 2024, by 0.1%. The increase was primarily due to an increase in total sales to retail customers without fuel, partially offset by a decrease in supermarket fuel sales and the sale of Kroger Specialty Pharmacy. Total supermarket fuel sales decreased 10.1% in the second quarter of 2025, compared to the second quarter of 2024, primarily due to a decrease in the average retail fuel price of 7.0% and a decrease in fuel gallons sold of 3.3%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel. Total sales, excluding fuel and Kroger Specialty Pharmacy, increased 3.8% in the second quarter of 2025, compared to the second quarter of 2024, which was primarily due to our identical sales increase, excluding fuel, of 3.4%. Identical sales, excluding fuel, for the second quarter of 2025, compared to the second quarter of 2024, increased primarily due to increased pharmacy, eCommerce and Fresh sales and increased spend per item, partially offset by a reduction in the number of items in basket.

Total sales decreased in the first two quarters of 2025, compared to the first two quarters of 2024, by 0.2%. The decrease was primarily due to a decrease in supermarket fuel sales and the sale of Kroger Specialty Pharmacy, partially offset by an increase in total sales to retail customers without fuel. Total supermarket fuel sales decreased 11.5% in the first two quarters of 2025, compared to the first two quarters of 2024, primarily due to a decrease in the average retail fuel price of 8.8% and a decrease in fuel gallons sold of 3.0%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel. Total sales, excluding fuel, Kroger Specialty Pharmacy and the Labor Dispute, increased 3.7% in the first two quarters of 2025, compared to the first two quarters of 2024, which was primarily due to our identical sales increase, excluding fuel and the Labor Dispute, of 3.3%. Identical sales, excluding fuel and the Labor Dispute, for the first two quarters of 2025, compared to the first two quarters of 2024, increased primarily due to increased pharmacy, eCommerce and Fresh sales and increased spend per item, partially offset by a reduction in the number of items in basket.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We include Kroger Delivery sales from customer fulfillment centers in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following tables. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2025.

Identical Sales

($ in millions)

	Second Quarter Ended
	August 16,	Percentage	August 17,	Percentage
	2025	Change(1)	2024	Change(2)
Excluding Fuel	$30,019	3.4%	$29,019	1.2%
(1)	This column represents the percentage change in identical sales in the second quarter of 2025, compared to the second quarter of 2024.
(2)	This column represents the percentage change in identical sales in the second quarter of 2024, compared to the second quarter of 2023.

	Excluding Adjusted Items(1)
	Two Quarters Ended
	August 16,	Percentage	August 17,	Percentage
	2025	Change(2)	2024	Change(3)
Excluding Fuel	$69,785	3.3%	$67,554	0.8%
(1)	Identical sales, excluding fuel, were adjusted to exclude stores involved in the labor disputes in Colorado in the first quarter of 2025. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2025 and 2024 for stores involved in this labor dispute.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2025, compared to the first two quarters of 2024.
(3)	This column represents the percentage change in identical sales in the first two quarters of 2024, compared to the first two quarters of 2023.

	Two Quarters Ended
	August 16,	Percentage	August 17,	Percentage
	2025	Change(1)	2024	Change(2)
Excluding Fuel	$70,045	3.2%	$67,885	0.8%
(1)	This column represents the percentage change in identical sales in the first two quarters of 2025, compared to the first two quarters of 2024.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2024, compared to the first two quarters of 2023.

Gross Margin, LIFO and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 22.5% in the second quarter of 2025 and 22.1% in the second quarter of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink, lower supply chain costs and decreased fuel sales, which have a lower gross margin rate, partially offset by increased pharmacy sales, which have a lower gross margin rate, increased promotional price investments and the LIFO charge.

Our gross margin rates, as a percentage of sales, were 22.8% in the first two quarters of 2025 and 22.0% in the first two quarters of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink, lower supply chain costs and decreased fuel sales, which have a lower gross margin rate, partially offset by increased pharmacy sales, which have a lower gross margin rate, increased promotional price investments and the LIFO charge.

The following table provides the calculation of gross profit and gross margin in accordance with GAAP:

	Second Quarter Ended		Two Quarters Ended
	August 16,	August 17,	August 16,	August 17,
	2025	2024	2025	2024
Sales	$33,940	$33,912	$79,058	$79,181
Merchandise costs, including advertising, warehousing and transportation and LIFO charge, excluding rent and depreciation and amortization	26,130	26,261	60,681	61,385
Rent	13	17	31	40
Depreciation and amortization	151	135	344	316
Gross profit	$7,646	$7,499	$18,002	$17,440

Gross margin	22.5%	22.1%	22.8%	22.0%

We define FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing and transportation expenses, but excluding the LIFO charge, rent and depreciation and amortization.

Our LIFO charge was $62 million in the second quarter of 2025, compared to $21 million in the second quarter of 2024. Our LIFO charge was $102 million in the first two quarters of 2025, compared to $62 million in the first two quarters of 2024. Our increased LIFO charge reflects our expected annualized product cost inflation for 2025, compared to 2024.

Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 39 basis points in the second quarter of 2025, compared to the second quarter of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink and lower supply chain costs, partially offset by increased pharmacy sales, which have a lower gross margin rate, and increased promotional price investments. Excluding the effect of fuel and Kroger Specialty Pharmacy, our FIFO gross margin rate decreased 9 basis points in the second quarter of 2025, compared to the second quarter of 2024.

Excluding the effect of fuel and the Labor Dispute, our FIFO gross margin rate increased 62 basis points in the first two quarters of 2025, compared to the first two quarters of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink and lower supply chain costs, partially offset by increased pharmacy sales, which have a lower gross margin rate, and increased promotional price investments. Excluding the effect of fuel, Kroger Specialty Pharmacy and the Labor Dispute, our FIFO gross margin rate increased 15 basis points in the first two quarters of 2025, compared to the first two quarters of 2024.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.6% in the second quarter of 2025 and 17.4% in the second quarter of 2024. The increase in the second quarter of 2025, compared to the second quarter of 2024, resulted primarily from the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, the 2025 Second Quarter OG&A Adjusted Items and increased incentive plan costs, partially offset by the 2024 Second Quarter OG&A Adjusted Item, continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, and a favorable comparison to the second quarter of 2024, related to hurricane costs and general liability claims.

OG&A expenses, as a percentage of sales, were 17.6% in the first two quarters of 2025 and 17.0% in the first two quarters of 2024. The increase in the first two quarters of 2025, compared to the first two quarters of 2024, resulted primarily from the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, the 2025 Multi-Employer Pension Contributions, the 2025 OG&A Adjusted Items and increased healthcare costs, partially offset by the 2024 OG&A Adjusted Items and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2025 Second Quarter OG&A Adjusted Items and the 2024 Second Quarter OG&A Adjusted Item, our OG&A rate decreased 5 basis points in the second quarter of 2025, compared to the second quarter of 2024. This decrease resulted primarily from continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, and a favorable comparison to the second quarter of 2024, related to hurricane costs and general liability claims, partially offset by the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, and increased incentive plan costs.

Excluding the effect of fuel, Kroger Specialty Pharmacy, the 2025 Second Quarter OG&A Adjusted Items and the 2024 Second Quarter OG&A Adjusted Item, our OG&A rate decreased 41 basis points in the second quarter of 2025, compared to the second quarter of 2024.

Excluding the effect of fuel, the 2025 OG&A Adjusted Items, the Labor Dispute and the 2024 OG&A Adjusted Items, our OG&A rate increased 34 basis points in the first two quarters of 2025, compared to the first two quarters of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, the 2025 Multi-Employer Pension Contributions and increased healthcare costs, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Excluding the effect of fuel, Kroger Specialty Pharmacy, the 2025 OG&A Adjusted Items, the Labor Dispute, the 2024 OG&A Adjusted Items and the 2025 Multi-Employer Pension Contributions, our OG&A rate decreased 9 basis points in the first two quarters of 2025, compared to the first two quarters of 2024.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the second quarter and first two quarters of 2025, compared to the same periods of 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the second quarter and first two quarters of 2025, compared to the same periods of 2024. This increase was primarily due to the sale of our Kroger Specialty Pharmacy business, which has a lower depreciation & amortization rate to sales.

Operating Profit and FIFO Operating Profit

Operating profit was $863 million, or 2.54% of sales, for the second quarter of 2025, compared to $815 million, or 2.40% of sales, for the second quarter of 2024. Operating profit, as a percentage of sales, increased 14 basis points in the second quarter of 2025, compared to the second quarter of 2024, primarily due to a higher FIFO gross margin rate, partially offset by increased OG&A, depreciation and amortization expenses and the LIFO charge, as a percentage of sales.

Operating profit was $2.2 billion, or 2.76% of sales, for the first two quarters of 2025, compared to $2.1 billion, or 2.66% of sales, for the first two quarters of 2024. Operating profit, as a percentage of sales, increased 10 basis points in the first two quarters of 2025, compared to the first two quarters of 2024, primarily due to a higher FIFO gross margin rate, partially offset by increased OG&A, depreciation and amortization expenses and the LIFO charge, as a percentage of sales.

FIFO operating profit was $925 million, or 2.73% of sales, for the second quarter of 2025, compared to $836 million, or 2.47% of sales, for the second quarter of 2024. FIFO operating profit, as a percentage of sales, excluding the 2025 and 2024 Second Quarter Adjusted Items, increased 32 basis points in the second quarter of 2025, compared to the second quarter of 2024, primarily due to a higher FIFO gross margin rate, partially offset by increased OG&A and depreciation and amortization expenses, as a percentage of sales.

FIFO operating profit was $2.3 billion, or 2.89% of sales, for the first two quarters of 2025, compared to $2.2 billion, or 2.74% of sales, for the first two quarters of 2024. FIFO operating profit, as a percentage of sales, excluding the 2025 and 2024 Adjusted Items, increased 15 basis points in the first two quarters of 2025, compared to the first two quarters of 2024, primarily due to a higher FIFO gross margin rate, partially offset by increased OG&A and depreciation and amortization expenses, as a percentage of sales.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2025 and 2024 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	Second Quarter Ended		Two Quarters Ended
	August 16,	August 17,	August 16,	August 17,
	2025	2024	2025	2024
Operating profit	$863	$815	$2,185	$2,109
LIFO charge	62	21	102	62

FIFO Operating profit	925	836	2,287	2,171

Adjustment for merger-related costs(1)	—	148	—	323
Adjustment for merger-related litigation and settlement charges	121	—	136	—
Adjustment for opioid settlement charges and vendor reserves	—	—	22	—
Adjustment for labor dispute charges	—	—	44	—
Adjustment for store closures	—	—	100	—
Adjustment for executive stock compensation for a former executive	—	—	(21)	—
Adjustment for severance charge and related benefits	47	—	47	—
Other	(2)	—	(5)	(11)

2025 and 2024 Adjusted items	166	148	323	312

Adjusted FIFO operating profit excluding the adjusted items above	$1,091	$984	$2,610	$2,483
(1)	Merger-related costs primarily include third-party professional fees and credit facility fees associated with the terminated merger with Albertsons Companies, Inc.

Net Interest Expense

Net interest expense totaled $144 million in the second quarter of 2025, compared to $84 million in the second quarter of 2024. Net interest expense totaled $343 million in the first two quarters of 2025, compared to $207 million in the first two quarters of 2024. This increase resulted primarily from increased average total outstanding debt in the first two quarters of 2025, compared to the first two quarters of 2024, from the net proceeds of the senior notes issuance during the third quarter of 2024, partially offset by increased interest income earned due to increased balances of cash and temporary cash investments in the first two quarters of 2025, compared to the first two quarters of 2024.

Income Taxes

The effective income tax rate was 21.0% for the second quarter of 2025 and 24.1% for the second quarter of 2024. The effective income tax rate was 21.2% for the first two quarters of 2025 and the first two quarters of 2024. The effective income tax rate for the second quarter of 2025 equaled the federal statutory rate due to the effect of state income taxes being fully offset by the utilization of tax credits and deductions including the benefit from share-based payments. The effective income tax rate for the first two quarters of 2025 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments, which includes the 2025 Income Tax Expense Adjusted Item. The effective income tax rate for the second quarter of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective tax rate for the first two quarters of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $0.91 per diluted share for the second quarter of 2025 represented an increase of 42% compared to net earnings of $0.64 per diluted share for the second quarter of 2024. Excluding the 2025 and 2024 Second Quarter Adjusted Items, adjusted net earnings of $1.04 per diluted share for the second quarter of 2025 represented an increase of 12% compared to adjusted net earnings of $0.93 per diluted share for the second quarter of 2024. The increase in adjusted net earnings per diluted share resulted primarily from increased adjusted FIFO operating profit, excluding fuel, lower income tax expense and lower common shares outstanding, partially offset by increased net interest expense and decreased fuel earnings.

Net earnings of $2.20 per diluted share for the first two quarters of 2025 represented an increase of 14% compared to net earnings of $1.93 per diluted share for the first two quarters of 2024. Excluding the 2025 and 2024 Adjusted Items, adjusted net earnings of $2.53 per diluted share for the first two quarters of 2025 represented an increase of 7% compared to adjusted net earnings of $2.36 per diluted share for the first two quarters of 2024. The increase in adjusted net earnings per diluted share resulted primarily from increased adjusted FIFO operating profit, excluding fuel, lower income tax expense and lower common shares outstanding, partially offset by increased net interest expense and decreased fuel earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net increase in cash and temporary cash investments for the first two quarters of 2025 and 2024:

	Two Quarters Ended
	August 16,	August 17,
	2025	2024
Net cash provided by (used in)
Operating activities	$3,688	$3,464
Investing activities	(2,107)	(1,905)
Financing activities	(657)	(642)
Net increase in cash and temporary cash investments	$924	$917

Net cash provided by operating activities

We generated $3.7 billion of cash from operations in the first two quarters of 2025 compared to $3.5 billion in the first two quarters of 2024. The increase in cash generated from operations was primarily due to the following:

●	Cash flows for receivables were more favorable for the first two quarters of 2025, compared to the first two quarters of 2024, primarily due to an increase in pharmacy receivables at the end of the second quarter of 2024 compared to fiscal year end 2023, primarily due to the timing of cash receipts and increased Health and Wellness sales;

●	Cash flows from accrued expenses were more favorable for the first two quarters of 2025, compared to the first two quarters of 2024, primarily due to the following:

o	A decrease in pharmacy related liabilities at the end of the second quarter of 2024, compared to fiscal year end of 2023, due to the timing of payments; and

o	An increase in accrued severance liabilities at the end of the second quarter of 2025, compared to fiscal year end 2024;

●	Partially offset by cash flows for accounts payable were less favorable in the first two quarters of 2025, compared to the first two quarters of 2024, due to an increase in accounts payable at the end of the second quarter of 2024, compared to fiscal year end 2023, primarily due to timing of payments and management’s focus on working capital improvements.

Cash paid for interest increased in the first two quarters of 2025, compared to the first two quarters of 2024, primarily due to increased interest payments related to the $5.8 billion of senior notes issued in the third quarter of 2024 and not redeemed in the fourth quarter of 2024. Cash paid for taxes increased in the first two quarters of 2025, compared to the first two quarters of 2024, primarily due to applying a 2023 tax overpayment to reduce our estimated tax payments in 2024.

Net cash used by investing activities

Investing activities used cash of $2.1 billion in the first two quarters of 2025 compared to $1.9 billion in the first two quarters of 2024. The amount of cash used by investing activities increased in the first two quarters of 2025, compared to the first two quarters of 2024, primarily due to a decrease in the proceeds from the sale of assets due to the sale of an equity method investment in the first two quarters of 2024, partially offset by a decrease in payments for property and equipment, including payments for lease buyouts, in the first two quarters of 2025, compared to the first two quarters of 2024 and the letter of credit drawdown by Ocado in the second quarter of 2025 under the Amended and Restated Partnership Framework Agreement.

Net cash used by financing activities

The cash used for financing activities of $657 million in the first two quarters of 2025 was consistent with the cash used for financing activities of $642 million in the first two quarters of 2024.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, remained relatively consistent in the first two quarters of 2025, compared to the first two quarters of 2024, and totaled $2,030 million for the first two quarters of 2025, compared to $2,076 million for the first two quarters of 2024. During the rolling four quarter period ended with the second quarter of 2025, we opened, expanded, relocated or acquired 25 supermarkets and completed 203 remodels. We define a remodel as a project that is greater than or equal to a cost of $8 per square foot. Total supermarket square footage at the end of the second quarter of 2025 increased 0.3% from the end of the second quarter of 2024. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2025 increased 1.1% over the end of the second quarter of 2024.

Debt Management

As of August 16, 2025, we maintained a $2.75 billion (with the ability to increase by $2.0 billion), unsecured revolving credit facility that, unless extended, terminates on September 13, 2029. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of August 16, 2025, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $2 million as of August 16, 2025.

Our bank credit facility and the indentures underlying our publicly issued debt contain a financial covenant. As of August 16, 2025, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with this financial covenant in the future.

Total debt, including both the current and long-term portions of obligations under finance leases, increased $54 million as of August 16, 2025, compared to our fiscal year end 2024 debt of $17.9 billion due to a net increase in obligations under finance leases and property transactions. During the first two quarters of 2025, we did not have any payments or issuances of senior notes or borrowings or payments that occurred on our revolving credit facility.

Common Share Repurchase Programs

For the first two quarters of 2025, we invested $203 million to repurchase 3.0 million Kroger common shares at an average price of $68.21 per share. The shares repurchased in the first two quarters of 2025 were reacquired under a share repurchase program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”).

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

On December 19, 2024, we entered into an ASR agreement with two financial institutions to reacquire, in aggregate, $5.0 billion in shares of Kroger common stock. The ASR agreement will be completed under the December 2024 Repurchase Program. During 2024, we funded $5.0 billion and received a $4.0 billion initial delivery of approximately 65.6 million Kroger common shares at an average price of $61.54 per share, which includes excise taxes related to the shares repurchased. The total number of shares purchased by the Company pursuant to the ASR agreement will be based on the average of the volume-weighted average prices of Kroger common shares on specified dates during the term of each ASR agreement, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Final settlement under the ASR agreement is expected to occur in the third quarter of 2025.

As of August 16, 2025, there was $2.5 billion remaining under the December 2024 Repurchase Program, which reflects the reduction of the unsettled accelerated share repurchases of $1.0 billion and excludes excise tax on share repurchases in excess of issuances. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2024 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

Liquidity Needs

We held cash and temporary cash investments of $4.9 billion as of August 16, 2025. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of August 16, 2025, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, additional customer fulfillment centers, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in the first two quarters of 2025, see Note 2 to the Consolidated Financial Statements.

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

As of August 16, 2025, we had no forward-starting interest rate swap agreements or treasury lock agreements outstanding.

Item 4. Controls and Procedures.

The Interim Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Interim Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 16, 2025, the end of the period covered by this report. Based on that evaluation, Kroger’s Interim Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended August 16, 2025. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal control and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended August 16, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)(5)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
May 25, 2025 to June 21, 2025	2,999	$66.20	2,999	$2,500
Second four weeks
June 22, 2025 to July 19, 2025	944,754	$71.50	250,355	$2,500
Third four weeks
July 20, 2025 to August 16, 2025	60,098	$72.35	60,098	$2,500
Total	1,007,851	$71.53	313,452	$2,500
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2025 contained three 28-day periods.

(2)	Includes (i) shares repurchased under a program announced on December 6, 1999 to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”) and (ii) 694,399 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards.

(3)	Represents shares repurchased under the 1999 Repurchase Program.

(4)	On December 11, 2024, our board of directors approved a $7.5 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated share repurchase (“ASR”) transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2024 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the December 2024 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent on exercise activity. The authority remaining under the December 2024 Repurchase Program and the 1999 Repurchase Program do not have an expiration date but may be suspended or terminated by our Board of Directors at any time.

(5)	Reflects the reduction of the unsettled accelerated share repurchase of $1.0 billion and excludes excise tax on share repurchases in excess of issuances.

Item 5. Other Information.

(c)

In the second quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

THE KROGER CO.

Dated: September 19, 2025	By:	/s/ Ronald L. Sargent
Ronald L. Sargent
Chairman of the Board and Interim Chief Executive Officer

Dated: September 19, 2025	By:	/s/ David J. C. Kennerley
David J. C. Kennerley
Executive Vice President and Chief Financial Officer