Form 10-Q
period 2025-11-08
KROGER CO
filed 2025-12-12
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 8, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 632,849,160 shares of Common Stock ($1 par value) outstanding as of December 9, 2025.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 8,	November 9,	November 8,	November 9,
(In millions, except per share amounts)	2025	2024	2025	2024
Sales	$33,859	$33,634	$112,917	$112,815

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	25,957	25,948	86,638	87,332
Operating, general and administrative	8,467	5,898	22,358	19,388
Rent	194	203	667	672
Depreciation and amortization	782	757	2,610	2,486

Operating profit (loss)	(1,541)	828	644	2,937

Other income (expense)
Net interest expense (see Note 2)	(146)	(86)	(490)	(294)
Non-service component of company-sponsored pension plan (expense) benefits	(2)	3	(6)	9
Loss on investments	(101)	(20)	(64)	(125)
Gain on the sale of business	—	79	—	79

Net earnings (loss) before income tax expense	(1,790)	804	84	2,606

Income tax expense (benefit)	(475)	187	(79)	568

Net earnings (loss) including noncontrolling interests	(1,315)	617	163	2,038
Net income (loss) attributable to noncontrolling interests	5	(1)	8	7

Net earnings (loss) attributable to The Kroger Co.	$(1,320)	$618	$155	$2,031

Net earnings (loss) attributable to The Kroger Co. per basic common share	$(2.02)	$0.85	$0.23	$2.79

Average number of common shares used in basic calculation	655	723	659	722

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(2.02)	$0.84	$0.23	$2.77

Average number of common shares used in diluted calculation	655	728	662	728

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Third Quarter Ended		Three Quarters Ended
	November 8,	November 9,	November 8,	November 9,
(In millions)	2025	2024	2025	2024
Net earnings (loss) including noncontrolling interests	$(1,315)	$617	$163	$2,038

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	1	(1)	2	(3)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	—	(50)	—	(103)
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	1	2	6	6

Total other comprehensive income (loss)	2	(49)	8	(100)

Comprehensive income (loss)	(1,313)	568	171	1,938
Comprehensive income (loss) attributable to noncontrolling interests	5	(1)	8	7
Comprehensive income (loss) attributable to The Kroger Co.	$(1,318)	$569	$163	$1,931
(1)	Amount is net of tax of $(1) for the first three quarters of 2024.
(2)	Amount is net of tax of $(14) for the third quarter of 2024. Amount is net of tax of $(30) for the first three quarters of 2024.
(3)	Amount is net of tax of $1 for the third quarter of 2025. Amount is net of tax of $2 for the first three quarters of 2025 and $1 for the first three quarters of 2024.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 8,	February 1,
(In millions, except par amounts)	2025	2025
ASSETS
Current assets
Cash and temporary cash investments	$3,956	$3,959
Store deposits in-transit	1,111	1,312
Receivables	2,373	2,195
FIFO inventory	10,255	9,442
LIFO reserve	(2,541)	(2,404)
Prepaid and other current assets	840	769
Total current assets	15,994	15,273

Property, plant and equipment, net	24,087	25,703
Operating lease assets	6,791	6,839
Intangibles, net	860	834
Goodwill	2,674	2,674
Other assets	1,034	1,293

Total Assets	$51,440	$52,616

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,929	$272
Current portion of operating lease liabilities	673	599
Accounts payable	10,547	10,124
Accrued salaries and wages	1,216	1,330
Other current liabilities	3,857	3,615
Total current liabilities	18,222	15,940

Long-term debt including obligations under finance leases	16,081	17,633
Noncurrent operating lease liabilities	6,516	6,578
Deferred income taxes	917	1,417
Pension and postretirement benefit obligations	370	387
Other long-term liabilities	2,295	2,380

Total Liabilities	44,401	44,335

Commitments and contingencies (see Note 5)

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2025 and 2024	1,918	1,918
Additional paid-in capital	3,871	3,087
Accumulated other comprehensive loss	(613)	(621)
Accumulated earnings	28,205	28,724
Common shares in treasury, at cost, 1,276 shares in 2025 and 1,258 shares in 2024	(26,339)	(24,823)

Total Shareowners’ Equity - The Kroger Co.	7,042	8,285
Noncontrolling interests	(3)	(4)

Total Equity	7,039	8,281

Total Liabilities and Equity	$51,440	$52,616

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Quarters Ended
	November 8,	November 9,
(In millions)	2025	2024
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$163	$2,038
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,610	2,486
Asset impairment and store closure charges	125	44
Fulfillment network impairment and related charges	2,585	—
Operating lease asset amortization	453	465
LIFO charge	146	66
Share-based employee compensation	120	133
Deferred income taxes	(522)	9
Gain on sale of business	—	(79)
Gain on sale of assets	(16)	(8)
Loss on investments	64	125
Other	(12)	(15)
Changes in operating assets and liabilities:
Store deposits in-transit	200	134
Receivables	(93)	(238)
Inventories	(896)	(662)
Prepaid and other current assets	(92)	(204)
Accounts payable	502	578
Accrued expenses	59	77
Income taxes receivable and payable	(86)	28
Operating lease liabilities	(450)	(451)
Other	(202)	(136)

Net cash provided by operating activities	4,658	4,390

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,909)	(3,133)
Proceeds from sale of assets	54	310
Net proceeds from sale of business	—	464
Other	(160)	(43)

Net cash used by investing activities	(3,015)	(2,402)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	38	10,499
Payments on long-term debt including obligations under finance leases	(180)	(145)
Dividends paid	(659)	(651)
Financing fees paid	—	(116)
Proceeds from issuance of capital stock	180	106
Treasury stock purchases	(941)	(125)
Other	(84)	(81)

Net cash (used) provided by financing activities	(1,646)	9,487

Net (decrease) increase in cash and temporary cash investments	(3)	11,475

Cash and temporary cash investments:
Beginning of year	3,959	1,883
End of period	$3,956	$13,358

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,909)	$(3,133)
Payments for lease buyouts	11	46
Changes in construction-in-progress payables	35	271
Total capital investments, excluding lease buyouts	$(2,863)	$(2,816)

Disclosure of cash flow information:
Cash paid during the year for net interest	$570	$150
Cash paid during the year for income taxes	$530	$526

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 1, 2025	1,918	$1,918	$3,087	1,258	$(24,823)	$(621)	$28,724	$(4)	$8,281
Issuance of common stock:
Stock options exercised	—	—	—	(4)	145	—	—	—	145
Restricted stock issued	—	—	(65)	(1)	32	—	—	—	(33)
Treasury stock activity:
Stock options exchanged	—	—	—	4	(181)	—	—	—	(181)
Share-based employee compensation	—	—	38	—	—	—	—	—	38
Other comprehensive income net of tax of $2	—	—	—	—	—	2	—	—	2
Other	—	—	99	—	(99)	—	2	(3)	(1)
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings including noncontrolling interests	—	—	—	—	—	—	866	2	868

Balances at May 24, 2025	1,918	$1,918	$3,159	1,257	$(24,926)	$(619)	$29,381	$(5)	$8,908
Issuance of common stock:
Stock options exercised	—	—	—	(1)	18	—	—	—	18
Restricted stock issued	—	—	(103)	(1)	54	—	—	—	(49)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(22)	—	—	—	(22)
Share-based employee compensation	—	—	45	—	—	—	—	—	45
Other comprehensive income net of tax of $(1)	—	—	—	—	—	4	—	—	4
Other	—	—	73	—	(73)	—	(2)	(1)	(3)
Cash dividends declared ($0.35 per common share)	—	—	—	—	—	—	(234)	—	(234)
Net earnings including noncontrolling interests	—	—	—	—	—	—	609	1	610

Balances at August 16, 2025	1,918	$1,918	$3,174	1,255	$(24,949)	$(615)	$29,754	$(5)	$9,277
Issuance of common stock:
Stock options exercised	—	—	—	(1)	17	—	—	—	17
Restricted stock issued	—	—	(3)	—	4	—	—	—	1
Treasury stock activity:
Treasury stock purchases, at cost	—	—	655	21	(1,381)	—	—	—	(726)
Stock options exchanged	—	—	—	1	(22)	—	—	—	(22)
Share-based employee compensation	—	—	37	—	—	—	—	—	37
Other comprehensive income net of income tax of $1	—	—	—	—	—	2	—	—	2
Other	—	—	8	—	(8)	—	—	(3)	(3)
Cash dividends declared ($0.35 per common share)	—	—	—	—	—	—	(229)	—	(229)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	(1,320)	5	(1,315)

Balances at November 8, 2025	1,918	$1,918	$3,871	1,276	$(26,339)	$(613)	$28,205	$(3)	$7,039

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the third quarters ended November 8, 2025 and November 9, 2024 includes the results of operations of the Company for the 12- and 40-week periods then ended.

Fair Value Measurements

Fair value measurements are classified and disclosed in one of the following three categories:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities;

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable; or

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

The fair value of certain financial instruments, measured using Level 1 inputs, was $119 and $183 as of November 8, 2025 and February 1, 2025, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for these Level 1 investments of approximately $64 and $93 for the first three quarters of 2025 and 2024, respectively, is included in “Loss on investments” in the Company’s Consolidated Statements of Operations. An unrealized loss for these Level 1 investments of approximately $101 and $20 for the third quarters of 2025 and 2024, respectively, is included in “Loss on investments” in the Company’s Consolidated Statements of Operations.

In the first quarter of 2024, the Company fully exited its position in a Level 1 equity investment, receiving proceeds totaling approximately $303, resulting in a realized gain of $23, which is included in “Loss on investments” in the Company’s Consolidated Statements of Operations.

The Company's forward-starting interest rate swaps are considered Level 2 instruments.  The Company values these forward-starting interest rate swaps using observable forward yield curves.  These forward yield curves are classified as Level 2 inputs.

Refer to Note 2 for the disclosure of debt instrument fair values.

Accounts Payable Financing Arrangement

The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers’ decisions to finance amounts under this arrangement. The payment term that the Company has with participating suppliers under these programs is approximately 90 days. Outstanding obligations under these financing arrangements are included in “Accounts payable” in the Company’s Consolidated Balance Sheets for $285 and $294 as of November 8, 2025 and February 1, 2025, respectively.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific asset groups, to the carrying value for those asset groups. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairment and related charges totaling $2,585 for the third quarter and $2,710 for the first three quarters of 2025. This includes store closure costs recognized in the first quarter of 2025 of $100, $77 net of tax, related to the planned closing of approximately 60 stores and charges recognized in the third quarter of 2025 of $2,585, $1,968 net of tax, related to the Company’s fulfillment network not meeting operational or financial expectations, the planned closing of three automated fulfillment facilities and the cancellation of a planned site (see Note 11 for additional details). The Company recorded asset impairments totaling $13 for the third quarter and $44 for the first three quarters of 2024. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as Operating, general and administrative (“OG&A”) expense.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	November 8,	February 1,
	2025	2025
1.70% to 8.00% Senior Notes due through 2064	$14,862	$14,854
Other	1,089	1,055

Total debt, excluding obligations under finance leases	15,951	15,909
Less current portion	(1,402)	(104)

Total long-term debt, excluding obligations under finance leases	$14,549	$15,805

The fair value of the Company’s long-term debt, including current maturities, was estimated based on Level 2 quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at November 8, 2025 and February 1, 2025. At November 8, 2025, the fair value of total debt was $15,118 compared to a carrying value of $15,951. At February 1, 2025, the fair value of total debt was $14,648 compared to a carrying value of $15,909.

In the second quarter of 2024, the Company terminated five forward-starting interest rate swaps with a maturity date of August 1, 2027 and an aggregate notional amount totaling $5,350. These forward-starting interest rate swaps were hedging the variability in future benchmark interest payments attributable to changing interest rates on the forecasted issuance of fixed-rate debt that was issued in the third quarter of 2024. A notional amount of $2,350 of these forward-starting interest rate swaps was designated as a cash-flow hedge as defined by GAAP. Accordingly, the unamortized gain of $48, $36 net of tax, was deferred in accumulated other comprehensive income and is amortized to earnings as the interest payments are made. The remainder of the notional amount of $3,000 of the forward-starting interest rate swaps was not designated as a cash-flow hedge. Accordingly, the changes in the fair value of these forward-starting interest rate swaps not designated as cash-flow hedges were recognized through net earnings. During the first three quarters of 2024, the Company recognized a realized loss of $55 related to these forward-starting interest rate swaps that is included in “Loss on investments” in the Company’s Consolidated Statements of Operations.

Cash paid for interest expense related to long-term debt including obligations under finance leases was $738 and $355 for the first three quarters of 2025 and 2024, respectively. Interest income of approximately $48 and $147 for the third quarters of 2025 and 2024, respectively, is included in “Net interest expense” in the Company’s Consolidated Statements of Operations. Interest income of approximately $163 and $220 for the first three quarters of 2025 and 2024, respectively, is included in “Net interest expense” in the Company’s Consolidated Statements of Operations.

As of November 8, 2025 and February 1, 2025, Other debt consisted primarily of a financial obligation related to a sale transaction for properties that did not qualify for sale-leaseback accounting treatment in 2021.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the third quarters of 2025 and 2024:

	Third Quarter Ended
	Pension Benefits		Other Benefits
	November 8,	November 9,	November 8,	November 9,
	2025	2024	2025	2024
Components of net periodic benefit cost (benefit):
Service cost	$2	$2	$1	$1
Interest cost	31	30	2	2
Expected return on plan assets	(32)	(34)	—	—
Amortization of:
Prior service cost	—	—	—	(1)
Actuarial loss (gain)	3	2	(2)	(2)

Net periodic benefit cost	$4	$—	$1	$—

The following table provides the components of net periodic benefit cost (benefit) for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first three quarters of 2025 and 2024:

	Three Quarters Ended
	Pension Benefits		Other Benefits
	November 8,	November 9,	November 8,	November 9,
	2025	2024	2025	2024
Components of net periodic benefit cost (benefit):
Service cost	$6	$5	$3	$3
Interest cost	103	101	7	8
Expected return on plan assets	(106)	(114)	—	—
Amortization of:		0		0
Prior service cost	—	—	(3)	(3)
Actuarial loss (gain)	9	7	(4)	(8)

Net periodic benefit cost (benefit)	$12	$(1)	$3	$—

The Company is not required to make any contributions to its company-sponsored pension plans in 2025 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first three quarters of 2025 or 2024.

The Company contributed $251 and $255 to employee 401(k) retirement savings accounts in the first three quarters of 2025 and 2024, respectively.

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

	Third Quarter Ended			Third Quarter Ended
	November 8, 2025			November 9, 2024
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings (loss) attributable to The Kroger Co. per basic common share	$(1,321)	655	$(2.02)	$613	723	$0.85
Dilutive effect of stock options		—			5

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(1,321)	655	$(2.02)	$613	728	$0.84

	Three Quarters Ended			Three Quarters Ended
	November 8, 2025			November 9, 2024
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$151	659	$0.23	$2,015	722	$2.79
Dilutive effect of stock options		3			6

Net earnings attributable to The Kroger Co. per diluted common share	$151	662	$0.23	$2,015	728	$2.77

The Company had combined undistributed and distributed earnings to participating securities totaling $1 and $5 in the third quarters of 2025 and 2024, respectively. For the first three quarters of 2025 and 2024, the Company had combined undistributed and distributed earnings to participating securities of $4 and $16, respectively.

The Company had options outstanding for approximately 3 million shares during the third quarter of 2024 that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. In the third quarter of 2025, there was no dilutive effect of stock options due to the Company having a net loss. The Company had options outstanding for approximately 1 million and 3 million shares during the first three quarters of 2025 and 2024, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

On September 8, 2023, the Company announced that it reached an agreement in principle with plaintiffs to settle the majority of opioid claims that have been or could be brought against Kroger by states in which it operates, subdivisions, and Native American tribes. Along with the execution of certain non-monetary conditions, the Company agreed to pay up to $1,200 to states and subdivisions and $36 to Native American tribes in funding for abatement efforts, and approximately $177 to cover attorneys’ fees and costs. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which additional political subdivisions in participating states file additional opioid lawsuits against the Company. The settlement provides for the full resolution of all claims on behalf of participating states, subdivisions and Native American tribes and is not an admission of any wrongdoing or liability. Certain opioid-related cases against the Company will remain pending in the multidistrict litigation and in various state courts, including those brought by non-participating states and subdivisions and private parties such as hospitals and third-party payors. The Company continues to defend these cases.

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

In 2024, certain states and subdivisions confirmed their participation or lack of participation in the agreement described above, which resulted in immaterial changes to the settlement amount and timing of payments. On October 31, 2024, the Company determined that there is sufficient participation in the settlement by states and subdivisions and elected to proceed with the settlement. The settlement with states and subdivisions became effective on December 30, 2024, and the settlement with Native American tribes became effective on September 26, 2025. The Company also entered into and finalized separate agreements with certain states and their subdivisions in 2024 and 2025 that resulted in immaterial changes to the settlement amount and timing of payments.

As of November 8, 2025, the Company recorded $132 and $979 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements. As of February 1, 2025, the Company recorded $279 and $1,139 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements.

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

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first three quarters of 2025 and 2024:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 3, 2024	$60	$(549)	$(489)
OCI before reclassifications(2)	(103)	—	(103)
Amounts reclassified out of AOCI(3)	6	(3)	3
Net current-period OCI	(97)	(3)	(100)
Balance at November 9, 2024	$(37)	$(552)	$(589)

Balance at February 1, 2025	$(35)	$(586)	$(621)
Amounts reclassified out of AOCI(3)	6	2	8
Net current-period OCI	6	2	8
Balance at November 8, 2025	$(29)	$(584)	$(613)
(1)	All amounts are net of tax.
(2)	Net of tax of $(30) for cash flow hedging activities for the first three quarters of 2024.
(3)	Net of tax of $1 for cash flow hedging activities and $(1) for pension and postretirement defined benefit plans for the first three quarters of 2024. Net of tax of $2 for cash flow hedging activities for the first three quarters of 2025.

The following table represents the items reclassified out of AOCI and the related tax effects for the third quarter and first three quarters of 2025 and 2024:

	Third Quarter Ended		Three Quarters Ended
	November 8,	November 9,	November 8,	November 9,
	2025	2024	2025	2024
Cash flow hedging activity items:
Amortization of gains and losses on cash flow hedging activities(1)	$2	$2	$8	$7
Tax expense	(1)	—	(2)	(1)
Net of tax	1	2	6	6

Pension and postretirement defined benefit plan items:
Amortization of amounts included in net periodic pension cost(2)	1	(1)	2	(4)
Tax expense	—	—	—	1
Net of tax	1	(1)	2	(3)
Total reclassifications, net of tax	$2	$1	$8	$3
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

7.	LEASES AND LEASE-FINANCED TRANSACTIONS

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended and restated. In accordance with GAAP, the Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. The Company elected to combine the lease and non-lease elements in the contract.  As a result, the Company will account for all payments to Ocado as lease payments.  During the second quarter of 2025, Ocado drew down the entire $152 from its letter of credit under the Amended and Restated Partnership Framework Agreement.  The Company recorded finance lease assets of $23 for the portion of the payment allocated to commenced leases.  The remaining payment amount was treated as prepaid rent and was recorded in “Other assets” in the Company’s Consolidated Balance Sheet and in “Other” within “Cash Flows from Investing Activities” in the Company’s Consolidated Statement of Cash Flows. As of February 1, 2025, the Company had $926 of net finance lease assets included within “Property, plant and equipment, net” in the Company’s Consolidated Balance Sheets related to the Company's agreement with Ocado. During the third quarter of 2025, the Company recorded impairment and related charges related to the Company’s automated fulfillment network (see Note 11 for additional details). Due to this impairment, the Company did not have any net finance lease assets as of November 8, 2025. As of November 8, 2025 and February 1, 2025, the Company had $433 and $104, respectively, of current finance lease liabilities recorded within “Current portion of long-term debt including obligations under finance leases" and $498 and $781, respectively, of non-current finance lease liabilities recorded within “Long-term debt including obligations under finance leases” in the Company’s Consolidated Balance Sheets. The finance lease liabilities recorded within “Current portion of long-term debt including obligations under finance leases” increased, and the non-current portion of “Long-term debt including obligations under finance leases” decreased primarily due to an accrued cash termination payment to Ocado of approximately $350 for the closure and cancellation of certain fulfillment centers.

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

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of retail operations segment FIFO EBITDA to consolidated net earnings (loss) before income tax expense and retail operations segment sales to consolidated sales for the third quarter and first three quarters of 2025 and 2024:

	Third Quarter Ended		Three Quarters Ended
	November 8,	November 9,	November 8,	November 9,
	2025	2024	2025	2024
Retail operations segment sales	$33,568	$32,965	$112,019	$109,916
Retail operations segment expenses:
Merchandise costs(1)	23,950	23,571	79,998	78,601
Expenses in gross(2)	1,958	2,000	6,484	6,710
Operating, general, and administrative	8,375	5,778	22,067	18,984
Rent	192	200	660	662
Retail operations segment FIFO EBITDA	$(907)	$1,416	$2,810	$4,959

Reconciliation of net earnings (loss) before income tax expense:
Retail operations segment FIFO EBITDA	$(907)	$1,416	$2,810	$4,959
Depreciation and amortization	(782)	(757)	(2,610)	(2,486)
LIFO charge	(44)	(4)	(146)	(66)
Other FIFO EBITDA(3)	192	173	590	530
Net interest expense	(146)	(86)	(490)	(294)
Non-service component of company-sponsored pension plan (expense) benefits	(2)	3	(6)	9
Loss on investments	(101)	(20)	(64)	(125)
Gain on the sale of business	—	79	—	79
Consolidated net earnings (loss) before income tax expense	$(1,790)	$804	$84	$2,606

Reconciliation of sales:
Retail operations segment sales	$33,568	$32,965	$112,019	$109,916
Other sales(3)	291	669	898	2,899
Consolidated sales	$33,859	$33,634	$112,917	$112,815

(1)	Merchandise costs include product costs, net of discounts and allowances, and food production costs.
(2)	Expenses in gross include advertising costs, warehousing costs, including receiving and inspection costs, and transportation costs.
(3)	Other sales and other FIFO EBITDA primarily include other operating segments that are not part of the retail operations segment such as third-party media revenue, data analytic services, specialty pharmacy and in-store health clinics.

9.	INCOME TAXES

The effective income tax rate was 26.5% for the third quarter of 2025 and 23.3% for the third quarter of 2024. The effective income tax rate was (94.0)% for the first three quarters of 2025 and 21.8% for the first three quarters of 2024. The effective income tax rate for the third quarter of 2025, which represents a tax benefit on a net loss before income tax expense, differed from the federal statutory rate due to a tax benefit related to classifying a certain subsidiary as held for sale and the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate for the first three quarters of 2025, which represents a tax benefit on net earnings before income tax expense, differed from the federal statutory rate due to a tax benefit related to classifying a certain subsidiary as held for sale and the utilization of tax credits and deductions, including the benefit from share based payments, which includes $7 for executive stock compensation for a former executive, partially offset by the effect of state income taxes. The effective income tax rate for the third quarter of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first three quarters of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-use Software (Subtopic 250-40): Targeted Improvements to the Accounting for Internal-use Software.” The ASU was issued to modernize the accounting for internal-use software by eliminating the accounting consideration of software project development stages, clarifying the criteria to begin capitalizing costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

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

11.	SUBSEQUENT EVENT
11.	ASSET IMPAIRMENT AND RELATED CHARGES

During the third quarter of 2025, the Company completed a strategic review of its eCommerce operations with the intention of improving the customer experience while accelerating eCommerce profitability. Following this review, Kroger identified opportunities to optimize its automated fulfillment network by closing facilities in Pleasant Prairie, Wis.; Frederick, Md.; and Groveland, Fla. in January 2026, which have not met operational or financial expectations, and canceling plans for the site in Charlotte, N.C. Kroger will continue to deliver eCommerce offerings using its store footprint, third-party delivery providers and automated fulfillment facilities where applicable. In geographies where Kroger sees higher density of demand, the Company will continue to utilize automated fulfillment to increase capacity and improve productivity.

The Company considered the completion of the strategic review to be a triggering event that indicated the carrying amount of the fulfillment network may not be recoverable. As a result, the Company tested the recoverability of each automated fulfillment facility asset group. Each automated fulfillment facility represents the appropriate asset group for which the long-lived assets should be evaluated, as this represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The carrying value of each asset group primarily includes real estate, equipment and finance and operating lease assets. The recoverability testing indicated the carrying value of each asset group exceeded the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets.

During the third quarter of 2025, these asset groups were written down to their estimated fair values. The fair value for real estate and equipment was determined using a market approach utilizing prices for similar assets. Fair value for lease assets was determined using a discounted cash flow income approach considering estimated market rent. In addition to the impairment, the Company also recognized other accrued liabilities related to these asset groups. This resulted in recognizing impairment and related charges of $2,585, $1,968 net of tax, which includes an accrued cash termination payment to Ocado of approximately $350 for the closure and cancellation of certain fulfillment centers.

12.	ACCELERATED SHARE REPURCHASE

On December 19, 2024, the Company entered into an accelerated share repurchase (“ASR”) agreement with two financial institutions to reacquire, in aggregate, $5,000 of shares of Kroger common stock. During 2024, the Company funded $5,000 and received a $4,000 initial delivery of approximately 65.6 million Kroger common shares at an average price of $61.54 per share, which includes excise tax on the shares repurchased.  Final delivery under the ASR agreement occurred during the third quarter of 2025.  In total, the Company invested $5,000 to repurchase 75.6 million Kroger common shares at an average price of $66.68 per share, which includes excise tax on the shares repurchased.  The ASR agreement was completed under the Company’s $7,500 share repurchase authorization.

13.	SALE OF KROGER SPECIALTY PHARMACY

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

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “accelerate,” “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “creating,” “drive,” “enable,” “estimate,” “expect,” “future,” “goals,” “initiatives,” “maintain,” “may,” “model,” “plan,” “position,” “strategy,” “target,” “trend,” and “will,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

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

Statements elsewhere in this Form 10-Q and below regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While we believe that the statements are accurate, uncertainties about the general economy, our labor relations, our ability to execute our plans on a timely basis and other uncertainties described in this report and other reports that we file with the Securities and Exchange Commission (“SEC”) could cause actual results to differ materially. We assume no obligation to update the information contained in this report unless required by applicable law.

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

We believe this will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our retail business and is supported by continued strategic investments in our associates and greater value for our customers to ensure we deliver a full, fresh and friendly experience for every customer, every time. In an effort to serve more households, we will invest in major storing projects that allow us to increase both in-store and eCommerce sales. As more and more customers incorporate eCommerce into their permanent routines, we expect eCommerce sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin through long-term initiatives in gross margin, growing alternative profit businesses and productivity and cost savings initiatives that are focused on simplifying our business and modernizing our ways of working. Together, these will enable us to improve operating margin, while balancing strategic price investments for customers and investments in associates to improve customer experience.

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

EXECUTIVE SUMMARY

Kroger delivered another quarter of strong results by consistently driving our strategic priorities. We continued to focus on serving our customers, running and supporting our stores and strengthening our core business. We are pleased with the continued momentum, with strong performance from eCommerce and pharmacy. We expect the outcome from our strategic review will make our eCommerce business profitable in 2026. We continue to sharpen our focus on cost structure and see opportunities to unlock additional cost savings. We are executing with greater speed and discipline and are simplifying the Company.

We believe that our strategy focusing on Fresh, Our Brands and eCommerce will continue to resonate with customers and our resilient model positions us well to navigate the current environment. We are focused on investments that will grow our core business and maximize return on invested capital over time, while remaining committed to maintaining our current investment grade rating, growing our dividend, subject to board approval, and returning excess capital to shareholders. We are confident that by executing on these key priorities, we will generate long-term growth and attractive shareholder returns.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 8,	Percentage	November 9,	November 8,	Percentage	November 9,
	2025	Change	2024	2025	Change	2024
Sales	$33,859	0.7%	$33,634	$112,917	0.1%	$112,815
Sales without fuel	$30,689	1.3%	$30,299	$102,138	1.2%	$100,885
Identical sales excluding fuel and Adjusted Items(1)	2.6%	N/A	2.3%	3.1%	N/A	1.2%
FIFO gross margin, excluding rent, depreciation and amortization, fuel and Adjusted Items, bps increase	0.49	N/A	0.51	0.58	N/A	0.25
OG&A rate, excluding fuel and Adjusted Items, bps increase	0.27	N/A	0.22	0.32	N/A	0.35
Operating profit (loss)	$(1,541)	(286.1)%	$828	$644	(78.1)%	$2,937
Adjusted FIFO operating profit	$1,089	7.1%	$1,017	$3,698	5.7%	$3,500
Net earnings (loss) attributable to The Kroger Co.	$(1,320)	(313.6)%	$618	$155	(92.4)%	$2,031
Adjusted net earnings attributable to The Kroger Co.	$697	(3.1)%	$719	$2,387	(2.5)%	$2,447
Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(2.02)	(340.5)%	$0.84	$0.23	(91.7)%	$2.77
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.05	7.1%	$0.98	$3.58	7.2%	$3.34
Dividends paid	$237	2.6%	$231	$659	1.2%	$651
Dividends paid per common share	$0.35	9.4%	$0.32	$0.99	10.0%	$0.90
Share repurchases(2)	$1,404	N/A	$9	$1,607	N/A	$125
Increase in total debt, including obligations under finance leases compared to prior fiscal year end	$105	N/A	$10,375	$105	N/A	$10,375
(1)	For the first quarter of 2025, identical sales, excluding fuel, were adjusted to exclude stores involved in the labor disputes in Colorado. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2025 and 2024 for stores involved in this labor dispute.
(2)	The share repurchases include excise tax related to the shares repurchased, the final delivery under the ASR agreement that occurred during the third quarter of 2025 (see Note 12 to the Consolidated Financial Statements), the 1999 Repurchase Program and the resumed open market repurchases in the third quarter of 2025 under the December 2024 Repurchase Program. The 1999 Repurchase Program and the December 2024 Repurchase Program are defined in the “Common Share Repurchase Programs” section below.

OVERVIEW

Notable items for the third quarter and first three quarters of 2025 are:

Shareholder Return

●	Net earnings (loss) attributable to The Kroger Co. per diluted common share of $(2.02) for the third quarter and $0.23 for the first three quarters of 2025. These results include $2.6 billion of fulfillment network impairment and related charges.

●	Adjusted net earnings attributable to The Kroger Co. per diluted common share of $1.05 for the third quarter and $3.58 for the first three quarters of 2025. This represents a 7% increase for both the third quarter and first three quarters of 2025 compared to the same periods in 2024.

●	Operating profit (loss) of $(1.5) billion for the third quarter and $644 million for the first three quarters of 2025. These results include $2.6 billion of fulfillment network impairment and related charges.

●	Achieved adjusted FIFO operating profit of $1.1 billion for the third quarter and $3.7 billion for the first three quarters of 2025. This represents a 7% increase for the third quarter of 2025, compared to the third quarter of 2024, and a 6% increase for the first three quarters of 2025, compared to the first three quarters of 2024.

●	Generated cash flows from operations of $4.7 billion for the first three quarters of 2025, which represents a 6% increase compared to the first three quarters of 2024.

●	Cash and temporary cash investments of $4.0 billion as of November 8, 2025 remained consistent with the balance as of fiscal year end 2024.

●	Returned $2.3 billion to shareholders from share repurchases and dividend payments in the first three quarters of 2025.

Other Financial Results

●	Identical sales, excluding fuel and Adjusted Items, increased 2.6% in the third quarter and 3.1% in the first three quarters of 2025. Our sales growth was led by strong pharmacy and eCommerce sales.

●	eCommerce sales increased 17% in the third quarter and 16% in the first three quarters of 2025, compared to the same periods of 2024. eCommerce sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. eCommerce sales growth was led by strong demand for our Delivery solutions.

●	The Last-In, First-Out (“LIFO”) charge was $44 million in the third quarter of 2025, compared to $4 million in the third quarter of 2024. The LIFO charge was $146 million in the first three quarters of 2025, compared to $66 million in the first three quarters of 2024. The increase in the LIFO charge was due to our higher expected annualized product cost inflation for 2025, compared to 2024.

Significant Events

●	During the first quarter of 2025, we recognized store closure costs of $100 million, $77 million net of tax, related to the planned closing of approximately 60 stores. As a result of these store closures, we expect a modest financial benefit and we are committed to reinvesting these savings back into the customer experience. We will offer roles in other stores to all associates currently employed at the affected stores.

●	During the second quarter of 2025, we approved and implemented a plan to reduce our corporate administrative team by nearly 1,000 associates, resulting in a charge for severance and related benefits of $47 million, $37 million net of tax. This reorganization is expected to increase efficiency and reduce administrative costs, enabling us to reinvest back into our retail business.

●	During the third quarter of 2025, we completed a strategic review of our eCommerce operations with the intention of improving the customer experience while accelerating eCommerce profitability. Following this review, we identified opportunities to optimize our automated fulfillment network by closing facilities in Pleasant Prairie, Wis.; Frederick, Md.; and Groveland, Fla. in January 2026, which have not met operational or financial expectations, and canceling plans for the site in Charlotte, N.C. As a result of these closures and the automated fulfillment network not meeting operational or financial expectations, in the third quarter of 2025, we recorded impairment and related charges of $2.6 billion, $2.0 billion net of tax. We will continue to deliver eCommerce offerings using our store footprint, third-party delivery providers and automated fulfillment facilities where applicable. In geographies where we see higher density of demand, we will continue to utilize automated fulfillment to increase capacity and improve productivity. These facility closures are expected to have a positive effect on eCommerce operating profit and a neutral effect on identical sales without fuel.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including FIFO gross margin, FIFO operating profit (loss), adjusted FIFO operating profit, adjusted net earnings and adjusted net earnings per diluted share because management believes these metrics are useful to investors and analysts. These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit (loss), net earnings (loss) and net earnings (loss) per diluted share or any other GAAP measure of performance. These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

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

We calculate FIFO operating profit (loss) as operating profit (loss) excluding the LIFO charge. FIFO operating profit (loss) is an important measure used by management, and management believes FIFO operating profit (loss) is a useful metric to investors and analysts because it measures the operational effectiveness of our financial model.

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings (loss), net earnings (loss) per diluted share and FIFO operating profit (loss) because adjusted items are not the result of our normal operations. Net earnings for the first three quarters of 2025 include the following, which we define as the “2025 Adjusted Items”:

●	Charges to operating, general and administrative (“OG&A”) of $100 million, $77 million net of tax, for store closures; $144 million, $108 million net of tax, for merger-related litigation and settlement charges; $22 million, $17 million net of tax, for opioid settlement charges and vendor reserves; $47 million, $37 million net of tax, for severance charge and related benefits; $2.6 billion, $2.0 billion net of tax, for fulfillment network impairment and related charges and a credit to OG&A of $21 million, $16 million net of tax, for executive stock compensation for a former executive (the “2025 OG&A Adjusted Items”).

●	A loss in other income (expense) of $64 million, $49 million net of tax, for the unrealized loss on investments (the “2025 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $7 million for executive stock compensation for a former executive income tax adjustment and a reduction to income tax expense of $34 million due to a held for sale income tax adjustment related to the planned sale of a certain subsidiary (the “2025 Income Tax Expense Adjusted Items”).

●	A net charge to Sales, Merchandise costs and OG&A of $44 million, $33 million net of tax, for labor dispute charges (the “Labor Dispute”).

Net earnings (loss) for the third quarter of 2025 include the following, which we define as the “2025 Third Quarter Adjusted Items”:

●	Charges to OG&A of $8 million, $6 million net of tax, for merger-related litigation and settlement charges and $2.6 billion, $2.0 billion net of tax, for fulfillment network impairment and related charges (the “2025 Third Quarter OG&A Adjusted Items”).

●	A loss in other income (expense) of $101 million, $77 million net of tax, for the unrealized loss on investments (the “2025 Other Income (Expense) Third Quarter Adjusted Item”).

●	A reduction to income tax expense of $34 million due to a held for sale income tax adjustment related to the planned sale of a certain subsidiary (the “2025 Income Tax Expense Third Quarter Adjusted Item”).

Net earnings for the first three quarters of 2024 include the following, which we define as the “2024 Adjusted Items”:

●	Charges to OG&A of $509 million, $411 million net of tax, for merger-related costs (the “2024 OG&A Adjusted Item”).

●	A loss in other income (expense) of $125 million, $96 million net of tax, for the unrealized loss on investments and a gain in other income (expense) of $79 million, $60 million net of tax, on the sale of Kroger Specialty Pharmacy (the “2024 Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $31 million due to a held for sale income tax adjustment related to the sale of our Kroger Specialty Pharmacy business (the “2024 Income Tax Expense Adjusted Item”).

Net earnings for the third quarter of 2024 include the following, which we define as the “2024 Third Quarter Adjusted Items”:

●	Charges to OG&A of $186 million, $145 million net of tax, for merger-related costs (the “2024 Third Quarter OG&A Adjusted Item”).

●	A loss in other income (expense) of $20 million, $16 million net of tax, for the unrealized loss on investments and a gain in other income (expense) of $79 million, $60 million net of tax, on the sale of Kroger Specialty Pharmacy (the “2024 Third Quarter Other Income (Expense) Adjusted Items”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Form 10-Q to the most directly comparable GAAP financial measures and related disclosure.

The following table provides a reconciliation of net earnings (loss) attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings (loss) attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2025 and 2024 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Third Quarter Ended			Three Quarters Ended
	November 8,	November 9,	Percentage	November 8,	November 9,	Percentage
	2025	2024	Change	2025	2024	Change
Net earnings (loss) attributable to The Kroger Co.	$(1,320)	$618		$155	$2,031

(Income) expense adjustments
Adjustment for loss on investments(1)(2)	77	16		49	96
Adjustment for labor dispute charges(1)(3)	—	—		33	—
Adjustment for store closures(1)(4)	—	—		77	—
Adjustment for executive stock compensation for a former executive(1)(5)	—	—		(16)	—
Adjustment for merger-related costs(1)(6)	—	145		—	411
Adjustment for merger-related litigation and settlement charges(1)(7)	6	—		108	—
Adjustment for opioid settlement charges and vendor reserves(1)(8)	—	—		17	—
Adjustment for gain on sale of Kroger Specialty Pharmacy(1)(9)	—	(60)		—	(60)
Adjustment for severance charge and related benefits(1)(10)	—	—		37	—
Adjustment for fulfillment network impairment and related charges(1)(11)	1,968	—		1,968	—
Executive stock compensation for a former executive income tax adjustment	—	—		(7)	—
Held for sale income tax adjustment	(34)	—		(34)	(31)
2025 and 2024 Adjusted Items	2,017	101		2,232	416

Adjusted net earnings attributable to The Kroger Co.	$697	$719	(3.1)%	$2,387	$2,447	(2.5)%

Net earnings (loss) attributable to The Kroger Co. per diluted common share	$(2.02)	$0.84		$0.23	$2.77

(Income) expense adjustments
Adjustment for loss on investments(12)	0.11	0.02		0.07	0.13
Adjustment for labor dispute charges(12)	—	—		0.05	—
Adjustment for store closures(12)	—	—		0.12	—
Adjustment for executive stock compensation for a former executive(12)	—	—		(0.03)	—
Adjustment for merger-related costs(12)	—	0.20		—	0.56
Adjustment for merger-related litigation and settlement charges(12)	0.01	—		0.16	—
Adjustment for opioid settlement charges and vendor reserves(12)	—	—		0.03	—
Adjustment for gain on sale of Kroger Specialty Pharmacy(12)	—	(0.08)		—	(0.08)
Adjustment for severance charge and related benefits(12)	—	—		0.05	—
Adjustment for fulfillment network impairment and related charges(12)	3.00	—		2.96	—
Executive stock compensation for a former executive income tax adjustment(12)	—	—		(0.01)	—
Held for sale income tax adjustment(12)	(0.05)	—		(0.05)	(0.04)
2025 and 2024 Adjusted Items	3.07	0.14		3.35	0.57

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.05	$0.98	7.1%	$3.58	$3.34	7.2%

Average number of common shares used in diluted calculation	658	728		662	728

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for loss on investments were $101 in the third quarter of 2025 and $20 in the third quarter of 2024. The pre-tax adjustments for loss on investments were $64 in the first three quarters of 2025 and $125 in the first three quarters of 2024.
(3)	The pre-tax adjustment for labor dispute charges was $44.
(4)	The pre-tax adjustment for store closures was $100.
(5)	The pre-tax adjustment for executive stock compensation for a former executive was $(21).
(6)	The pre-tax adjustments for merger-related costs were $186 in the third quarter of 2024 and $509 in the first three quarters of 2024.
(7)	The pre-tax adjustments for merger-related litigation and settlement charges were $8 in the third quarter of 2025 and $144 in the first three quarters of 2025.
(8)	The pre-tax adjustment for opioid settlement charges and vendor reserves was $22.
(9)	The pre-tax adjustment for gain on sale of Kroger Specialty Pharmacy was $(79).
(10)	The pre-tax adjustment for severance charge and related benefits was $47.
(11)	The pre-tax adjustment for fulfillment network impairment and related charges was $2,585.
(12)	The amount presented represents the net earnings (loss) per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Third Quarter Ended				Three Quarters Ended
	November 8,	Percentage	November 9,	Percentage	November 8,	Percentage	November 9,	Percentage
	2025	Change(1)	2024	Change(2)	2025	Change(3)	2024	Change(4)
Total sales to retail customers without fuel(5)	$30,362	1.1%	$30,023	1.5%	$101,116	1.1%	$99,995	1.0%
Supermarket fuel sales	3,170	(4.9)%	3,335	(18.8)%	10,779	(9.6)%	11,930	(9.3)%
Other sales(6)	327	18.5%	276	1.5%	1,022	14.8%	890	4.8%

Total sales	$33,859	0.7%	$33,634	(1.0)%	$112,917	0.1%	$112,815	(0.1)%
(1)	This column represents the percentage change in the third quarter of 2025, compared to the third quarter of 2024.
(2)	This column represents the percentage change in the third quarter of 2024, compared to the third quarter of 2023.
(3)	This column represents the percentage change in the first three quarters of 2025, compared to the first three quarters of 2024.
(4)	This column represents the percentage change in the first three quarters of 2024, compared to the first three quarters of 2023.
(5)	eCommerce sales are included in the “Total sales to retail customers without fuel” line above. eCommerce sales increased 17% in the third quarter and 16% in the first three quarters of 2025, compared to the same periods of 2024. eCommerce sales include products ordered online and picked up at our stores and our Delivery and Ship solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our Ship solutions primarily include online orders placed through our owned platforms that are dispatched using mail service or third-party courier. eCommerce sales growth was led by strong demand for our Delivery solutions, which grew by 19% in both the third quarter and first three quarters of 2025, compared to the same periods of 2024.
(6)	Other sales primarily relate to external sales at food production plants, other pharmacy services, third-party media revenue and data analytic services. The increase in the third quarter of 2025, compared to the third quarter of 2024, is primarily due to an increase in other pharmacy services and third-party media revenue. The increase in the first three quarters of 2025, compared to the first three quarters of 2024, is primarily due to an increase in other pharmacy services, third-party media revenue and external sales at food production plants.

Total sales increased in the third quarter of 2025, compared to the third quarter of 2024, by 0.7%. The increase was primarily due to an increase in total sales to retail customers without fuel, partially offset by a decrease in supermarket fuel sales and the sale of Kroger Specialty Pharmacy. Total supermarket fuel sales decreased 4.9% in the third quarter of 2025, compared to the third quarter of 2024, primarily due to a decrease in fuel gallons sold of 4.8%. Total sales, excluding fuel and Kroger Specialty Pharmacy, increased 2.6% in the third quarter of 2025, compared to the third quarter of 2024, which was primarily due to our identical sales increase, excluding fuel, of 2.6%. Identical sales, excluding fuel, for the third quarter of 2025, compared to the third quarter of 2024, increased primarily due to increased pharmacy and eCommerce sales and increased spend per item, partially offset by a reduction in the number of units sold.

Total sales increased in the first three quarters of 2025, compared to the first three quarters of 2024, by 0.1%. The increase was primarily due to an increase in total sales to retail customers without fuel, partially offset by a decrease in supermarket fuel sales and the sale of Kroger Specialty Pharmacy. Total supermarket fuel sales decreased 9.6% in the first three quarters of 2025, compared to the first three quarters of 2024, primarily due to a decrease in the average retail fuel price of 6.4% and a decrease in fuel gallons sold of 3.5%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel. Total sales, excluding fuel, Kroger Specialty Pharmacy and the Labor Dispute, increased 3.4% in the first three quarters of 2025, compared to the first three quarters of 2024, which was primarily due to our identical sales increase, excluding fuel and the Labor Dispute, of 3.1%. Identical sales, excluding fuel and the Labor Dispute, for the first three quarters of 2025, compared to the first three quarters of 2024, increased primarily due to increased pharmacy, eCommerce and Fresh sales and increased spend per item, partially offset by a reduction in the number of units sold.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations and Delivery and Ship solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We include Kroger Delivery sales from customer fulfillment centers in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following tables. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the third quarter and first three quarters of 2025.

Identical Sales

($ in millions)

	Third Quarter Ended
	November 8,	Percentage	November 9,	Percentage
	2025	Change(1)	2024	Change(2)
Excluding Fuel	$30,062	2.6%	$29,302	2.3%
(1)	This column represents the percentage change in identical sales in the third quarter of 2025, compared to the third quarter of 2024.
(2)	This column represents the percentage change in identical sales in the third quarter of 2024, compared to the third quarter of 2023.

	Excluding Adjusted Items(1)
	Three Quarters Ended
	November 8,	Percentage	November 9,	Percentage
	2025	Change(2)	2024	Change(3)
Excluding Fuel	$99,847	3.1%	$96,856	1.2%
(1)	Identical sales, excluding fuel, were adjusted to exclude stores involved in the labor disputes in Colorado in the first quarter of 2025. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2025 and 2024 for stores involved in this labor dispute.
(2)	This column represents the percentage change in identical sales in the first three quarters of 2025, compared to the first three quarters of 2024.
(3)	This column represents the percentage change in identical sales in the first three quarters of 2024, compared to the first three quarters of 2023.

	Three Quarters Ended
	November 8,	Percentage	November 9,	Percentage
	2025	Change(1)	2024	Change(2)
Excluding Fuel	$100,107	3.0%	$97,187	1.2%
(1)	This column represents the percentage change in identical sales in the first three quarters of 2025, compared to the first three quarters of 2024.
(2)	This column represents the percentage change in identical sales in the first three quarters of 2024, compared to the first three quarters of 2023.

Gross Margin, LIFO and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 22.8% in the third quarter of 2025 and 22.4% in the third quarter of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, Our Brands performance, lower shrink and lower supply chain costs, partially offset by increased pharmacy sales, which have a lower gross margin rate, increased promotional price investments and the LIFO charge.

Our gross margin rates, as a percentage of sales, were 22.8% in the first three quarters of 2025 and 22.1% in the first three quarters of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink, lower supply chain costs and decreased fuel sales, which have a lower gross margin rate, partially offset by increased pharmacy sales, which have a lower gross margin rate, increased promotional price investments and the LIFO charge.

The following table provides the calculation of gross profit and gross margin in accordance with GAAP:

	Third Quarter Ended		Three Quarters Ended
	November 8,	November 9,	November 8,	November 9,
	2025	2024	2025	2024
Sales	$33,859	$33,634	$112,917	$112,815
Merchandise costs, including advertising, warehousing and transportation and LIFO charge, excluding rent and depreciation and amortization	25,957	25,948	86,638	87,332
Rent	13	12	45	52
Depreciation and amortization	154	140	497	456
Gross profit	$7,735	$7,534	$25,737	$24,975

Gross margin	22.8%	22.4%	22.8%	22.1%

We define FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing and transportation expenses, but excluding the LIFO charge, rent and depreciation and amortization.

Our LIFO charge was $44 million in the third quarter of 2025, compared to $4 million in the third quarter of 2024. Our LIFO charge was $146 million in the first three quarters of 2025, compared to $66 million in the first three quarters of 2024. The increase in the LIFO charge was due to our higher expected annualized product cost inflation for 2025, compared to 2024.

Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 49 basis points in the third quarter of 2025, compared to the third quarter of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, Our Brands performance, lower shrink and lower supply chain costs, partially offset by increased pharmacy sales, which have a lower gross margin rate, and increased promotional price investments. Excluding the effect of fuel and Kroger Specialty Pharmacy, our FIFO gross margin rate increased 24 basis points in the third quarter of 2025, compared to the third quarter of 2024.

Excluding the effect of fuel and the Labor Dispute, our FIFO gross margin rate increased 58 basis points in the first three quarters of 2025, compared to the first three quarters of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, lower shrink and lower supply chain costs, partially offset by increased pharmacy sales, which have a lower gross margin rate, and increased promotional price investments. Excluding the effect of fuel, Kroger Specialty Pharmacy and the Labor Dispute, our FIFO gross margin rate increased 18 basis points in the first three quarters of 2025, compared to the first three quarters of 2024.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 25.0% in the third quarter of 2025 and 17.5% in the third quarter of 2024. The increase in the third quarter of 2025, compared to the third quarter of 2024, resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, the 2025 Third Quarter OG&A Adjusted Items, increased healthcare costs and planned investment in associates, partially offset by the 2024 Third Quarter OG&A Adjusted Item, continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, and decreased incentive plan costs.

OG&A expenses, as a percentage of sales, were 19.8% in the first three quarters of 2025 and 17.2% in the first three quarters of 2024. The increase in the first three quarters of 2025, compared to the first three quarters of 2024, resulted primarily from the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, the 2025 OG&A Adjusted Items, increased healthcare costs and increased multi-employer pension contributions, partially offset by the 2024 OG&A Adjusted Item and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2025 Third Quarter OG&A Adjusted Items and the 2024 Third Quarter OG&A Adjusted Item, our OG&A rate increased 27 basis points in the third quarter of 2025, compared to the third quarter of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, increased healthcare costs and planned investment in associates, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, and decreased incentive plan costs.

Excluding the effect of fuel, Kroger Specialty Pharmacy, the 2025 Third Quarter OG&A Adjusted Items and the 2024 Third Quarter OG&A Adjusted Item, our OG&A rate increased 9 basis points in the third quarter of 2025, compared to the third quarter of 2024. In addition to the recurring multi-employer pension contributions we make in the normal course of business, in the third quarter of 2025, we made an accelerated contribution of $24 million, $18 million net of tax, to multi-employer pension plans, helping stabilize future associate benefits and allowing us to pre-fund future requirements. This accelerated multi-employer pension contribution drove an 8 basis point increase in our OG&A rate, excluding fuel and Adjusted Items, in the third quarter of 2025, compared to the third quarter of 2024.

Excluding the effect of fuel, the 2025 OG&A Adjusted Items, the Labor Dispute and the 2024 OG&A Adjusted Item, our OG&A rate increased 32 basis points in the first three quarters of 2025, compared to the first three quarters of 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, increased healthcare costs and increased multi-employer pension contributions, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Excluding the effect of fuel, Kroger Specialty Pharmacy, the 2025 OG&A Adjusted Items, the Labor Dispute and the 2024 OG&A Adjusted Item, our OG&A rate increased 2 basis points in the first three quarters of 2025, compared to the first three quarters of 2024.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the third quarter and first three quarters of 2025, compared to the same periods of 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in the third quarter and first three quarters of 2025, compared to the same periods of 2024. This increase was primarily due to the sale of our Kroger Specialty Pharmacy business, which has a lower depreciation & amortization rate to sales.

Operating Profit (Loss) and FIFO Operating Profit (Loss)

Operating profit (loss) was $(1.5) billion, or (4.55)% of sales, for the third quarter of 2025, compared to $828 million, or 2.46% of sales, for the third quarter of 2024. The results for the third quarter of 2025 include $2.6 billion of fulfillment network impairment and related charges. Operating profit, as a percentage of sales, decreased 701 basis points in the third quarter of 2025, compared to the third quarter of 2024, primarily due to increased OG&A, depreciation and amortization expenses and the LIFO charge, as a percentage of sales, partially offset by a higher FIFO gross margin rate.

Operating profit was $644 million, or 0.57% of sales, for the first three quarters of 2025, compared to $2.9 billion, or 2.60% of sales, for the first three quarters of 2024. The results for the first three quarters of 2025 include $2.6 billion of fulfillment network impairment and related charges. Operating profit, as a percentage of sales, decreased 203 basis points in the first three quarters of 2025, compared to the first three quarters of 2024, primarily due to increased OG&A expenses, depreciation and amortization expenses and the LIFO charge, as a percentage of sales, partially offset by a higher FIFO gross margin rate.

FIFO operating profit (loss) was $(1.5) billion, or (4.42)% of sales, for the third quarter of 2025, compared to $832 million, or 2.47% of sales, for the third quarter of 2024. The results for the third quarter of 2025 include $2.6 billion of fulfillment network impairment and related charges. FIFO operating profit, as a percentage of sales, excluding the 2025 and 2024 Third Quarter Adjusted Items, increased 21 basis points in the third quarter of 2025, compared to the third quarter of 2024, primarily due to a higher FIFO gross margin rate, partially offset by increased OG&A and depreciation and amortization expenses, as a percentage of sales.

FIFO operating profit was $790 million, or 0.70% of sales, for the first three quarters of 2025, compared to $3.0 billion, or 2.66% of sales, for the first three quarters of 2024. The results for the first three quarters of 2025 include $2.6 billion of fulfillment network impairment and related charges. FIFO operating profit, as a percentage of sales, excluding the 2025 and 2024 Adjusted Items, increased 17 basis points in the first three quarters of 2025, compared to the first three quarters of 2024, primarily due to a higher FIFO gross margin rate, partially offset by increased OG&A and depreciation and amortization expenses, as a percentage of sales.

Specific factors contributing to the trends driving operating profit (loss) and FIFO operating profit (loss) identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit (loss) to FIFO operating profit (loss), and to Adjusted FIFO operating profit, excluding the 2025 and 2024 Adjusted Items:

Operating Profit (Loss) excluding the Adjusted Items

($ in millions)

	Third Quarter Ended		Three Quarters Ended
	November 8,	November 9,	November 8,	November 9,
	2025	2024	2025	2024
Operating profit (loss)	$(1,541)	$828	$644	$2,937
LIFO charge	44	4	146	66

FIFO Operating profit (loss)	(1,497)	832	790	3,003

Adjustment for merger-related costs(1)	—	186	—	509
Adjustment for merger-related litigation and settlement charges	8	—	144	—
Adjustment for opioid settlement charges and vendor reserves	—	—	22	—
Adjustment for labor dispute charges	—	—	44	—
Adjustment for store closures	—	—	100	—
Adjustment for executive stock compensation for a former executive	—	—	(21)	—
Adjustment for severance charge and related benefits	—	—	47	—
Adjustment for fulfillment network impairment and related charges	2,585	—	2,585	—
Other	(7)	(1)	(13)	(12)

2025 and 2024 Adjusted items	2,586	185	2,908	497

Adjusted FIFO operating profit excluding the adjusted items above	$1,089	$1,017	$3,698	$3,500
(1)	Merger-related costs primarily include third-party professional fees and credit facility fees associated with the terminated merger with Albertsons Companies, Inc. (“Albertsons”).

Net Interest Expense

Net interest expense totaled $146 million in the third quarter of 2025, compared to $86 million in the third quarter of 2024. Net interest expense totaled $490 million in the first three quarters of 2025, compared to $294 million in the first three quarters of 2024. This increase resulted primarily from increased average total outstanding debt in the first three quarters of 2025, compared to the first three quarters of 2024, from the net proceeds of the senior notes issuance during the third quarter of 2024, and decreased interest income earned due to decreased balances of cash and temporary cash investments in the first three quarters of 2025, compared to the first three quarters of 2024, primarily due to the $5.0 billion we funded in 2024 under the accelerated share repurchase (“ASR”) transaction and the payment we made in 2024 to redeem $4.7 billion aggregate principal amount of the senior notes that included a special mandatory redemption feature following the termination of the merger with Albertsons.

Income Taxes

The effective income tax rate was 26.5% for the third quarter of 2025 and 23.3% for the third quarter of 2024. The effective income tax rate was (94.0)% for the first three quarters of 2025 and 21.8% for the first three quarters of 2024. The effective income tax rate for the third quarter of 2025, which represents a tax benefit on a net loss before income tax expense, differed from the federal statutory rate due to a tax benefit related to classifying a certain subsidiary as held for sale and the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The effective income tax rate for the first three quarters of 2025, which represents a tax benefit on net earnings before income tax expense, differed from the federal statutory rate due to a tax benefit related to classifying a certain subsidiary as held for sale and the utilization of tax credits and deductions including the benefit from share based payments, which includes $7 million for executive stock compensation for a former executive, partially offset by the effect of state income taxes. The effective income tax rate for the third quarter of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first three quarters of 2024 differed from the federal statutory rate due to the effect of state income taxes, partially offset by a tax benefit related to classifying Kroger Specialty Pharmacy as held for sale and the utilization of tax credits and deductions.

Net Earnings (Loss) and Net Earnings (Loss) Per Diluted Share

Our net earnings (loss) are based on the factors discussed in the Results of Operations section.

Net earnings (loss) of $(2.02) per diluted share for the third quarter of 2025 represented a decrease compared to net earnings of $0.84 per diluted share for the third quarter of 2024. Excluding the 2025 and 2024 Third Quarter Adjusted Items, adjusted net earnings of $1.05 per diluted share for the third quarter of 2025 represented an increase of 7% compared to adjusted net earnings of $0.98 per diluted share for the third quarter of 2024. The increase in adjusted net earnings per diluted share resulted primarily from increased adjusted FIFO operating profit, excluding fuel, lower income tax expense and lower common shares outstanding, partially offset by increased net interest expense and an increased LIFO charge.

Net earnings of $0.23 per diluted share for the first three quarters of 2025 represented a decrease of 92% compared to net earnings of $2.77 per diluted share for the first three quarters of 2024. Excluding the 2025 and 2024 Adjusted Items, adjusted net earnings of $3.58 per diluted share for the first three quarters of 2025 represented an increase of 7% compared to adjusted net earnings of $3.34 per diluted share for the first three quarters of 2024. The increase in adjusted net earnings per diluted share resulted primarily from increased adjusted FIFO operating profit, excluding fuel, lower income tax expense and lower common shares outstanding, partially offset by increased net interest expense, decreased fuel earnings and an increased LIFO charge.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net (decrease) increase in cash and temporary cash investments for the first three quarters of 2025 and 2024:

	Three Quarters Ended
	November 8,	November 9,
	2025	2024
Net cash provided by (used in)
Operating activities	$4,658	$4,390
Investing activities	(3,015)	(2,402)
Financing activities	(1,646)	9,487
Net (decrease) increase in cash and temporary cash investments	$(3)	$11,475

Net cash provided by operating activities

We generated $4.7 billion of cash from operations in the first three quarters of 2025 compared to $4.4 billion in the first three quarters of 2024. The change in net earnings including noncontrolling interests is discussed in the Results of Operations section. Other significant items affecting net cash provided by operating activities include the following:

●	The fulfillment network impairment and related charges as a result of certain facility closures and the automated fulfillment network not meeting operational or financial expectations;

●	A decrease in deferred income taxes due to the fulfillment network impairment and related charges; and

●	Cash flows from inventory were less favorable in the first three quarters of 2025, compared to the first three quarters of 2024, due to strategic forward buys made during 2025.

Cash paid for net interest increased in the first three quarters of 2025, compared to the first three quarters of 2024, primarily due to increased interest payments related to the $5.8 billion aggregate principal amount of senior notes issued in the third quarter of 2024 and not redeemed in the fourth quarter of 2024.

Net cash used by investing activities

Investing activities used cash of $3.0 billion in the first three quarters of 2025, compared to $2.4 billion in the first three quarters of 2024. The amount of cash used by investing activities increased in the first three quarters of 2025, compared to the first three quarters of 2024, primarily due to a decrease in the proceeds from the sale of assets due to the sale of an equity investment and the sale of our Kroger Specialty Pharmacy business in the first three quarters of 2024 and the letter of credit drawdown by Ocado in the second quarter of 2025 under the Amended and Restated Partnership Framework Agreement, partially offset by a decrease in payments for property and equipment, including payments for lease buyouts, in the first three quarters of 2025, compared to the first three quarters of 2024.

Net cash used by financing activities

Cash provided (used) by financing activities was $(1.6) billion in the first three quarters of 2025, compared to $9.5 billion in the first three quarters of 2024. The amount of cash used by financing activities decreased in the first three quarters of 2025, compared to the first three quarters of 2024, primarily due to decreased proceeds from the issuance of long-term debt and an increase in treasury stock purchases.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, remained relatively consistent in the first three quarters of 2025, compared to the first three quarters of 2024, and totaled $2,863 million for the first three quarters of 2025, compared to $2,816 million for the first three quarters of 2024. During the rolling four quarter period ended with the third quarter of 2025, we opened, expanded, relocated or acquired 29 supermarkets and completed 199 remodels. We define a remodel as a project that is greater than or equal to a cost of $8 per square foot. Total supermarket square footage at the end of the third quarter of 2025 decreased 0.6% from the end of the third quarter of 2024. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the third quarter of 2025 increased 1.2% over the end of the third quarter of 2024.

Debt Management

As of November 8, 2025, we maintained a $2.75 billion (with the ability to increase by $2.0 billion, subject to certain conditions), unsecured revolving credit facility that, unless extended, terminates on September 13, 2029. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of November 8, 2025, we had no outstanding commercial paper and no outstanding borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our revolving credit facility totaled $3 million as of November 8, 2025.

Our credit agreement and the indentures underlying our publicly issued debt contain a financial covenant. As of November 8, 2025, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with this financial covenant in the future.

Total debt, including both the current and long-term portions of obligations under finance leases, increased $105 million as of November 8, 2025, compared to our fiscal year end 2024 debt of $17.9 billion, due to a net increase in obligations under finance leases and property transactions. During the first three quarters of 2025, we did not have any payments or issuances of senior notes or borrowings or payments that occurred on our revolving credit facility.

Common Share Repurchase Programs

On December 11, 2024, we announced our Board of Directors approved a $7.5 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including ASR transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “December 2024 Repurchase Program”).

On December 6, 1999, our Board of Directors approved a share repurchase program to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”). This program is solely funded by proceeds from stock option exercises and the tax benefit from these exercises.

For the first three quarters of 2025, we invested $947 million to repurchase 14.0 million Kroger common shares at an average price of $67.47 per share, which includes excise tax related to the shares repurchased. In addition, the final delivery under the ASR agreement occurred during the third quarter of 2025, which included the settlement of 10.0 million Kroger common shares. The shares repurchased in the first three quarters of 2025 were reacquired under the December 2024 Repurchase Program and the 1999 Repurchase Program.

On December 19, 2024, we entered into an ASR agreement with two financial institutions to reacquire, in aggregate, $5.0 billion in shares of Kroger common stock. During 2024, we funded $5.0 billion and received a $4.0 billion initial delivery of approximately 65.6 million Kroger common shares at an average price of $61.54 per share, which includes excise tax on the shares repurchased. Final delivery under the ASR agreement occurred during the third quarter of 2025. In total, we invested $5.0 billion to repurchase 75.6 million Kroger common shares at an average price of $66.68 per share, which includes excise tax on the shares repurchased. The ASR agreement was completed under the December 2024 Repurchase Program. We resumed open market repurchases in the third quarter of 2025 after final settlement of the ASR agreement.

As of November 8, 2025, there was $1.8 billion remaining under the December 2024 Repurchase Program, which excludes excise tax on share repurchases in excess of issuances. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2024 Repurchase Program and the 1999 Repurchase Program do not have expiration dates but may be suspended or terminated by our Board of Directors at any time.

Liquidity Needs

We held cash and temporary cash investments of $4.0 billion as of November 8, 2025. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs, and we will continue to evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of November 8, 2025, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and bank credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, increased capacity in our customer fulfillment network, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in the first three quarters of 2025, see Note 2 to the Consolidated Financial Statements.

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

As of November 8, 2025, we had no forward-starting interest rate swap agreements or treasury lock agreements outstanding.

Item 4. Controls and Procedures.

The Interim Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Interim Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended November 8, 2025, the end of the period covered by this Form 10-Q. Based on that evaluation, Kroger’s Interim Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended November 8, 2025. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal control and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended November 8, 2025.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Incorporated by reference herein is information regarding certain legal proceedings in which we are involved as set forth under “Litigation” contained in Note 5 – “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)(5)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
August 17, 2025 to September 13, 2025	208,814	$68.04	208,082	$2,500
Second four weeks
September 14, 2025 to October 11, 2025 - ASR	10,006,931	(6)	10,006,931	$2,500
September 14, 2025 to October 11, 2025 - excluding ASR	1,866,360	$67.20	1,854,014	$2,382
Third four weeks
October 12, 2025 to November 8, 2025	8,988,073	$67.27	8,987,996	$1,784
Total	21,070,178	$67.27	21,057,023	$1,784
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The third quarter of 2025 contained three 28-day periods.

(2)	Includes (i) shares repurchased under the December 2024 Repurchase Program, (ii) shares repurchased under the 1999 Repurchase Program and (iii) 13,155 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards. Excise tax on share repurchases in excess of issuances is reflected in the average price paid per share.

(3)	Represents shares repurchased under the December 2024 Repurchase Program and the 1999 Repurchase Program.

(4)	The amounts shown in this column reflect the amount remaining under the December 2024 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2024 Repurchase Program and the 1999 Repurchase Program do not have expiration dates but may be suspended or terminated by our Board of Directors at any time.

(5)	Excludes excise tax on share repurchases in excess of issuances. The first four weeks reflects the reduction of the unsettled accelerated share repurchase of $1.0 billion.

(6)	On December 19, 2024, the Company entered into an ASR agreement with two financial institutions to reacquire, in aggregate, $5.0 billion in shares of Kroger common stock. Final delivery under the ASR agreement occurred during the third quarter of 2025 which included the settlement of 10,006,931 Kroger common shares. In total, the Company invested $5.0 billion to repurchase 75,623,729 Kroger common shares at an average price of $66.68 per share, which includes excise tax on the shares repurchased. The ASR agreement was completed under the December 2024 Repurchase Program.

Item 5. Other Information.

(c)

In the third quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits.

EXHIBIT 2.1	-

Agreement and Plan of Merger, dated as of October 13, 2022, by and among the Company, Parent and Merger Sub, which is hereby incorporated by reference to Exhibit 2.1 of the Company’s 8-K filed with the SEC on October 14, 2022.

EXHIBIT 3.1	-

Amended Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 22, 2010, as amended by the Amendment to Amended Articles of Incorporation, which is hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 23, 2015.

EXHIBIT 3.2	-	The Company’s regulations, which are hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019.

EXHIBIT 4.1	-

Indenture, dated as of June 25, 1999, between the Company and Firstar Bank, National Association, as Trustee, which is hereby incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 20, 1999.

EXHIBIT 4.2	-

Fiftieth Supplemental Indenture, dated as of August 27, 2024 between the Company and U.S. Bank National Association (formerly known as Firstar Bank, National Association), as Trustee, which is hereby incorporated by reference to Exhibit 4.3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2024.

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

THE KROGER CO.

Dated: December 12, 2025	By:	/s/ Ronald L. Sargent
Ronald L. Sargent
Chairman of the Board and Interim Chief Executive Officer

Dated: December 12, 2025	By:	/s/ David J. C. Kennerley
David J. C. Kennerley
Executive Vice President and Chief Financial Officer