Form 10-K
period 2026-01-31
KROGER CO
filed 2026-03-31
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026.

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

The aggregate market value of the voting common equity held by non-affiliates based on the closing sale price of those shares on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 16, 2025). $46.1 billion.

The number of shares outstanding of the registrant's common stock, as of the latest practicable date. 612,575,611, shares of Common Stock of $1 par value, as of March 25, 2026.

Documents Incorporated by Reference:

Portions of Kroger’s definitive proxy statement for its 2026 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Report.

The Kroger Co.

Form 10-K

For the Fiscal Year Ended January 31, 2026

PART I

FORWARD-LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements about our future performance. These statements are based on our assumptions and beliefs in light of the information currently available to us. These statements are subject to a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in “Risk Factors” below, that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. Such statements are indicated by words such as “accelerate,” “achieve,” “affect,” “anticipate,” “assumptions,” “believe,” “committed,” “continue,” “could,” “creating,” “deliver,” “drive,” “effect,” “enable,” “estimate,” “expects,” “future,” “goal,” “growth,” “initiatives,” “intended,” “likely,” “maintain,” “may,” “model,” “objective,” “plan,” “position,” “program,” “range,” “result,” “strategy,” “strive,” “strong,” “target,” “trend,” “will” and “would,” and similar words or phrases. Moreover, statements in the sections entitled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and elsewhere in this Annual Report regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental First-In, First-Out (“FIFO”) operating profit goals may be affected by: labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors, and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate, along with changes in federal policy and at state and federal regulatory agencies; our ability to retain pharmacy sales from third-party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; our ability to attract and retain qualified individuals; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyberattacks or data security breaches; the potential costs and risks associated with new technologies, including artificial intelligence; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through Fresh, Our Brands, Personalization, and eCommerce; the outcome of litigation matters, including those relating to the terminated transaction with Albertsons Companies, Inc. (“Albertsons”); and the risks relating to or arising from our opioid litigation settlements, including the risk of litigation relating to persons, entities, or jurisdictions that do not participate in those settlements.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws and policies, the status of pending items with various taxing authorities, and the deductibility of certain expenses.

●	We cannot fully foresee the effects of changes in economic conditions on our business.

Other factors and assumptions not identified above, including those discussed in Part I, Item 1A of this Annual Report on Form 10-K, could also cause actual results to differ materially from those set forth in the forward-looking statements. Accordingly, actual events and results may vary significantly from those included in, contemplated or implied by forward-looking statements made by us or our representatives. We undertake no obligation to update the forward-looking statements contained in this Annual Report on Form 10-K, except to the extent required by applicable law.

ITEM 1.	BUSINESS.

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. Our Company is built on the foundation of our retail grocery business, which includes the added convenience of our retail pharmacies and fuel centers. Our strategy is focused on growing households and increasing customer loyalty by delivering great value and convenience, and investing in Fresh, Our Brands, Personalization and eCommerce.

We utilize the data and traffic generated by our retail business to create personalized experiences and value for our customers. This data and traffic also enable our fast-growing, high operating margin alternative profit business, including third-party media revenue. In turn, the value generated from these businesses enables us to reinvest back into our retail business.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores and fuel centers and via our online platforms. We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. Our fiscal year ends on the Saturday closest to January 31. All references to 2025, 2024 and 2023 are to the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively, unless specifically indicated otherwise.

We maintain a web site (www.thekrogerco.com) that includes additional information about the Company. Kroger’s website and any reports or other information made available by Kroger through its website are not part of or incorporated by reference into this Annual Report on Form 10-K. We make available through our web site, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our interactive data files, including amendments. These forms are available as soon as reasonably practicable after we have filed them with, or furnished them electronically to, the Securities and Exchange Commission (“SEC”), and are also available at www.sec.gov.

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our combination of assets includes the following:

Stores

As of January 31, 2026, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of January 31, 2026, Kroger operated, either directly or through its subsidiaries, 2,697 supermarkets, of which 2,250 had pharmacies and 1,731 had fuel centers. Approximately 51% of our supermarkets were operated in Company-owned facilities, including some Company-owned buildings on leased land. Our stores operate under a variety of banners that have strong local ties and brand recognition. We connect with customers through our growing network of in-store and digital shopping options, delivering a consistent full, fresh and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering. Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable. Each fuel center typically includes four to nine islands of fuel dispensers and storage tanks with capacity for 35,000 to 50,000 gallons of fuel.

We intend to continue investing in new store growth as a key driver of long-term value creation. New stores allow us to increase penetration in existing markets, enter new geographies and reach new customers. We expect new store development to contribute to improved return on invested capital, volume growth and stronger market share performance.

eCommerce

We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup and Delivery. We offer Pickup and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,408 of our supermarkets and provide Delivery, which allows us to offer digital solutions to substantially all of our customers. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. These channels allow us to serve customers anything, anytime and anywhere with broad selection, convenience, and price. We also provide relevant customer-facing apps and interfaces that have the features customers want and that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels. We continue to make meaningful improvements in our eCommerce business and believe it will be an important growth driver and one of the key ways to attract new households.

Media

Kroger Precision Marketing, our retail media business, leverages our rich first-party data and deep customer relationships to provide targeted, measurable advertising solutions for consumer-packaged goods companies and a growing number of other industry partners. With insights drawn from the shopping behaviors of millions of loyal households, Kroger Precision Marketing enables advertisers to reach customers with relevant messaging across a variety of digital and in-store channels, including on-site search, display, social media, connected TV, and in-store placements.

We believe our retail media business represents a significant and growing opportunity. As advertisers increasingly seek returns on media, the ability to connect advertising spend directly to actual purchase behavior, Kroger Precision Marketing is uniquely positioned to deliver that capability at scale. Our ability to link media impressions directly to household transactions across both digital and in-store purchases provides our advertising partners with best-in-class performance measurement.

Kroger Precision Marketing is a key contributor to our alternative profit strategy, which focuses on generating revenue from assets and capabilities that complement our core grocery business. The retail media business carries an attractive margin profile relative to our traditional operations and is an important driver of our digital profitability. We intend to continue investing in the technology, talent, and collaborations needed to grow this business and expand the range of solutions we offer to advertisers.

Our Data

Kroger serves approximately 63 million households annually, and because of our rewards program, over 95% of customer transactions are tethered to a Kroger loyalty card. Our over 20 years of investment in data science capabilities allows us to utilize this data to create personalized experiences and value for our customers and enables our growing, high operating margin alternative profit businesses, including data analytic services and third-party media revenue.

Merchandising and Our Brands

Our Brands play an important role in our merchandising strategy and represented over $39 billion of our sales in 2025. Our Brands include (i) items produced in our food production plants or by outside manufacturers that display the name of any Kroger registered trademark or brand and (ii) certain fresh and service‑case products that may not bear a Kroger registered trademark or brand but are sourced, produced or prepared in accordance with our merchandising and quality standards. Our supermarkets, on average, stock over 13,000 private label items. Our Brands products are primarily produced and sold in three “tiers.” Private Selection® is our main premium quality brand, offering customers culinary foods and ingredients that deliver extraordinary eating experiences. The Kroger® brand, which represents the majority of our private label items, is designed to consistently satisfy and delight customers with quality products that exceed or meet the national brand in taste and efficacy. Smart Way® is our value brand, designed to deliver good quality at an affordable price. In addition to our three “tiers,” Our Brands offers customers a variety of natural and organic products with the Simple Truth® brand. Simple Truth® is free from unwanted ingredients and delivers our best natural and organic products for any lifestyle.

Approximately 20% of Our Brands units sold in our supermarkets are produced in our food production plants. The remaining Our Brands items are produced to our strict specifications by outside manufacturers. We perform a “make or buy” analysis on Our Brands products and decisions are based upon a comparison of market-based transfer price versus open market purchases. As of January 31, 2026, we owned 33 food production plants. These plants consisted of 14 dairies, nine deli or bakery plants, five grocery product plants, two beverage plants, one meat plant and two cheese plants.

SEASONALITY

The majority of our revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, certain significant events including inclement weather systems, particularly winter storms, tend to affect our sales trends.

HUMAN CAPITAL MANAGEMENT

Our People

We want Kroger to be a place where our customers love to shop and our associates love to work. This is why we aim to create working environments where associates feel encouraged and supported to be their best selves every day. As of January 31, 2026, Kroger employed more than 403,000 full- and part-time employees. Our people are essential to our success, and we focus intentionally on attracting, developing and engaging a diverse workforce that represents the communities we serve. We strive to create a culture of opportunity and take seriously our role as a leading employer in the United States. Kroger provides a large number of people with first jobs, new beginnings and lifelong careers and we have long been guided by Our Values — Honesty, Integrity, Respect, Safety, Diversity and Inclusion.

Attracting & Developing Our Talent

To deliver on our customers’ experiences and remain competitive with union and non-union employers, we continually try to improve how we attract and retain talent. In addition to competitive wages, high-quality benefits and a safe work environment, we offer a broad range of employment opportunities for workers of all ages and aspirations. Many retail roles offer opportunities to learn new skills, where new associates come for a job and discover a career.

Associates at all levels of Kroger have access to training and education programs to build their skills and prepare for new roles. In 2025, we spent approximately $183 million on training our associates through onboarding, leadership development programs and programs designed to upskill associates across the Company. We continue to invest in new platforms and applications to make learning more accessible to our associates.

Beyond our own training programs, associates can take advantage of our tuition reimbursement benefit, which offers up to $3,500 annually — $21,000 over the course of employment — toward continuing education. These funds can be applied to education programs like certifications, associate or graduate degrees. Approximately 6,100 associates, 92% of whom are paid on an hourly basis, took advantage of our tuition reimbursement program in 2025. Kroger has invested approximately $76 million in this program since it launched in 2018.

Rewarding Our Associates

As we continue to operate in a challenging labor market, we are dedicated to attracting and retaining the right talent across the organization to be able to continue delivering for our customers. We are investing in our associates by expanding our industry-leading benefits, including continuing education, training and development and health and wellness. During 2025, we increased associate wages, resulting in an average hourly rate of more than $20, and a rate of more than $26 with comprehensive benefits factored in, which is a 43% increase in rate in the last eight years. We remain committed to supporting our associates with investments in wages and comprehensive benefits that are sustainable and will allow us to continue to keep products affordable for the communities we serve. We expect to make continued associate investments in 2026.

Creating a Safe Environment

Our associates’ safety is a top priority and one of our core values. We prioritize providing the right safety training and equipment, safe working conditions and resources to maintain and improve associates’ well-being. Through our strategy to set clear expectations, routine monitoring, and regular communication and engagement, we strive to reduce the number of injuries and accidents that happen in our workplaces. We track health and safety metrics centrally for an enterprise-wide view of issues, trends and opportunities and monitor associate injury performance including total injuries, Occupational Safety and Health Administration (“OSHA”) injury rates, and lost-time injuries, as well as customer injury metrics like slip-and-fall injuries. We also track the completion of required training for associates, and we regularly share these metrics with leaders and relevant team members to inform management decisions.

Supporting Labor Relations

More than two-thirds of our associates are covered by collective bargaining agreements negotiated with local unions affiliated with one of several different international unions. There are approximately 350 such agreements, usually with terms of three to five years. Wages, health care and pensions are included in all of these collective bargaining agreements. Our objective is to negotiate contracts that balance wage increases so those wages are competitive with union and non-union employers, provide affordable healthcare for associates and keep groceries affordable for the communities we serve. Our obligation is to do this in a way that maintains a financially sustainable business.

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

To help identify and manage climate-related risks to our business, we conduct a periodic quantitative climate risk assessment to determine the likelihood that different physical climate risks, including drought, extreme heat and extreme precipitation, would affect our operations at representative facilities in different geographies and, in turn, potentially increase operating costs for these facilities. As a result of our past risk assessments, we do not currently anticipate the modeled physical risks to adversely affect our financial condition, results of operations or cash flows for the foreseeable future. We expect to disclose results of an updated climate risk assessment in the next reporting year.

We also acknowledge that climate-related legislation can affect our business. As a result of current state and federal requirements regarding the phasedown of hydrofluorocarbon (“HFC”) refrigerants, we are steadily replacing our refrigerant infrastructure to reach required levels, which incurs capital costs to the business. Any such legislation affects all retailers using refrigerants in their operations. We also monitor utility and technology availability and costs to help anticipate how these could affect our business operations in the future.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers and the positions held by each such person as of March 25, 2026. Except as otherwise noted, each person has held office for at least five years. Each officer will hold office at the discretion of the Board for the ensuing year until removed or replaced.

Name
Name	Age	Recent Employment History

Mary E. Adcock	50

Ms. Adcock was elected Executive Vice President and Chief Merchant and Marketing Officer in March 2025 and is responsible for sales and category planning for fresh foods, center store and general merchandise categories, as well as analytics & execution, e-commerce and digital merchandising, fuel, manufacturing and Our Brands. Prior to that, Ms. Adcock served as Senior Vice President and Chief Merchant and Marketing Officer from December 2024 to March 2025. From May 2019 to December 2024, she served as Senior Vice President of Retail Operations, and from June 2016 to April 2019, she served as Group Vice President of Retail Operations. Prior to that, Ms. Adcock held leadership roles in Kroger’s Columbus Division, including Vice President of Operations and Vice President of Merchandising. Prior to that, she served as Vice President of Natural Foods Merchandising and as Vice President of Deli/Bakery Manufacturing and held several leadership positions in the manufacturing department, including human resources manager, general manager and division operations manager. Ms. Adcock joined Kroger in 1999 as human resources assistant manager at the Country Oven Bakery in Bowling Green, Kentucky.

Yael Cosset	52

Mr. Cosset was elected Executive Vice President and Chief Digital Officer in March 2025 and is responsible for leading Kroger’s digital strategy, focused on building Kroger’s presence in the marketplace in digital channels, personalization and e-commerce. He is also responsible for Kroger’s alternative profit businesses, including Kroger’s data analytics subsidiary, 84.51° LLC, and Kroger Personal Finance. From May 2019 to March 2025, Mr. Cosset served as Senior Vice President and Chief Information Officer. Prior to that, he served as Group Vice President and Chief Digital Officer, and also as Chief Commercial Officer and Chief Information Officer of 84.51° LLC. Prior to joining Kroger, Mr. Cosset served in several leadership roles at dunnhumby USA, LLC, including Executive Vice President of Consumer Markets and Global Chief Information Officer.

Carin L. Fike	57

Ms. Fike was elected Vice President and Treasurer effective April 2017. Prior to that, she served as Assistant Treasurer and also as Director of Investor Relations. Ms. Fike began her career with Kroger in 1999 as a manager in the Financial Reporting department after working with PricewaterhouseCoopers in various roles, including audit manager.

Gregory S. Foran	64

Mr. Foran was elected Chief Executive Officer effective February 2026. He was also appointed as a member of the Kroger Board effective February 2026. Mr. Foran previously served as the Chief Executive Officer of Air New Zealand Limited, a public airline, from February 2020 until October 2025. Prior to joining Air New Zealand, Mr. Foran had been at Walmart since October 2011, including serving as Executive Vice President, President and Chief Executive Officer, Walmart U.S. from August 2014 until January 2020, as President and Chief Executive Officer for the Walmart Asia region from May 2014 to August 2014, and as President and Chief Executive Officer of Walmart China from March 2012 to May 2014.

Valerie L. Jabbar	57

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

Joseph M. Kelley	60

Mr. Kelley was elected Senior Vice President in May 2025 and is responsible for the oversight of several Kroger retail divisions. From November 2021 to April 2025, he served as President of the King Soopers and City Market division. Prior to that, he served as President of the Houston division from May 2019 to November 2021. Mr. Kelley joined Kroger in 2019, serving as Vice President on special assignment with a focus on customer experience. Prior to joining Kroger, he held executive leadership roles with Ahold USA, Stop and Shop, Marsh Supermarkets, and Price Chopper Supermarkets, and served as principal of Kelley Business Advisors, LLC, where he advised grocery retailers.

David J. C. Kennerley	52

Mr. Kennerley was elected Executive Vice President in March 2025. Prior to joining Kroger, he held various leadership roles at PepsiCo, a global food, snack and beverage company, from 2001 to 2025, most recently serving as CFO, Europe. Mr. Kennerley joined PepsiCo in 2001 as a manager in the International Corporate Finance/Treasury Department, then in 2005 moved to the U.K. business as a business development director and subsequently held a number of roles across Planning and Commercial Finance. In 2011, he became the company’s senior finance director for the Global Beverages Group and then moved into the North American Beverage business. After that, Mr. Kennerley held a number of roles across Commercial Finance before being appointed to SVP Finance for the company’s North American Bottling business. He served in his most recent role as CFO, Europe from March 2020 to March 2025.

Timothy A. Massa	59

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

Brian W. Nichols	53

Mr. Nichols was elected Group Vice President, Corporate Controller in October 2025 and is responsible for oversight of Kroger’s Corporate Accounting and Corporate Tax departments, as well as the Company’s Accounting Centers and Accounting Modernization teams. Prior to that, he served as Vice President, Corporate Controller from March 2024 to September 2025, and as Vice President, Assistant Corporate Controller from April 2021 to March 2024. From May 2018 to April 2021, Mr. Nichols served as Senior Director and Assistant Corporate Controller. Prior to that, he held several leadership roles, including Senior Manager of Corporate and External Financial Reporting and Senior Financial Analyst of SEC Reporting. Mr. Nichols joined Kroger in 2000 as Assistant Controller of the Central Division.

Ronald L. Sargent	70

Mr. Sargent has served as Chairman of the Board since March 2025 and also served as Interim Chief Executive Officer from March 2025 to February 2026. Mr. Sargent has been a Kroger director since 2006 and served as the Lead Director from June 2018 to March 2025. He was Chairman and Chief Executive Officer of Staples, Inc., a business products retailer, from 2002 until his retirement as Chief Executive Officer in 2016 and as Chairman in 2017, after joining the company in 1989. Prior to joining Staples, Mr. Sargent spent 10 years with Kroger in several roles across stores, sales, marketing, manufacturing and strategy.

Megan N. Shaffer	41

Ms. Shaffer was elected Group Vice President of Strategy, Customer Growth and Loyalty in June 2025. From May 2023 to June 2025, she served as Group Vice President and Chief Transformation Officer. From May 2018 to May 2020, she served as Senior Director in Retail Operations, focusing on process improvement and in-stock solutions. From May 2020 to April 2023, she was Vice President of Retail Operations, leading customer experience, labor, process improvement, and front-end operations. In September 2021, she gained responsibility for the Ruler Foods division. Ms. Shaffer joined Kroger in 2018 after 12 years in leadership roles with Aldi, Inc.

Victor R. Smith	65

Mr. Smith was elected Senior Vice President in January 2026 and is responsible for the oversight of several Kroger retail divisions. From April 2022 to January 2026, he served as President of the Atlanta Division and from February 2018 to April 2022, he served as President of the Delta Division. From August 2016 to February 2018, Mr. Smith served as Vice President of Merchandising for the Ralphs Division. From December 2015 to July 2016, Mr. Smith served as Vice President of the Houston Division. Prior to that, he held several leadership roles in the Ralphs Division, including store manager, operations research analyst, shrink manager, operations coordinator, district manager and meat merchandiser. Mr. Smith joined the Company in 1983 as a courtesy clerk in the Ralphs Division.

George H. Vincent	68

Mr. Vincent was elected Executive Vice President, General Counsel and Secretary in August 2025 and is responsible for oversight of Kroger’s Law and Compliance departments. Before joining Kroger, he was engaged in the private practice of law for 43 years at Cincinnati-based law firm Dinsmore & Shohl and served as the firm’s managing partner from 2007 to 2022.

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

COMPETITIVE ENVIRONMENT

The operating environment for the food retailing industry continues to be characterized by the proliferation of local, regional, and national retailers, including both retail and digital formats, and intense and ever-increasing competition ranging from online retailers, mass merchants, club stores, regional chains, deep discounters, dollar stores, and ethnic, specialty and natural food stores. With the proliferation of grocery delivery – both by retailers and third-party delivery service providers – customers have a wide range of retailers from which to choose. Customers continue to expect a great shopping experience both in-store and online. The industry continues to be shaped by e-commerce, cooking at home and prepared foods to go and other customer needs and preferences. Customers want to be able to shop on their own terms whether at brick and mortar stores or online, pick-up or delivery, all depending on their particular trip needs and other factors. If we do not appropriately or accurately anticipate customer preferences or fail to quickly adapt to these ever-changing preferences, our sales and profitability could be adversely affected. If we fail to meet the evolving needs of our customers, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected. In addition, if we are not able to execute our plan to significantly increase our investment in major store projects, including new stores to accelerate sales growth and improve share, while supporting our long-term growth model, our financial condition, results of operations or cash flows could be adversely affected.

We are continuing to enhance our connection with our customers with investments in our top priorities – Fresh, Our Brands, Personalization and eCommerce. Each of these strategies is designed to better serve our customers and to generate customer loyalty and sustainable growth momentum. We believe that continuing to focus on these top priorities will enable us to meet the wide-ranging needs and expectations of our customers. If we are unable to continue to enhance the key elements of our connection with customers, or if we fail to strengthen customer loyalty, our ability to compete and our financial condition, results of operations or cash flows could be adversely affected. Our ecosystem monetizes the traffic and data insights generated by our retail grocery business to create fast-growing, asset-light and margin-rich revenue streams. Growth in loyal households, customer traffic and digitally engaged customers allows us to grow profits and power the flywheel in our model. We may be unsuccessful in implementing our alternative profit strategy, which could adversely affect our business growth and our financial condition, results of operations or cash flows. The nature and extent to which our competitors respond to the evolving and competitive industry by developing and implementing their competitive strategies could also adversely affect our profitability.

In addition, evolving customer preferences and the advancement of online, delivery, ship to home and mobile channels in our industry have increased competition in our environment. We must anticipate and meet these evolving customer preferences and continue to implement technology, software and processes to be able to conveniently and cost-effectively fulfill customer orders. Providing flexible fulfillment options and implementing new technology is complex and may not meet customer preferences. If we are not successful in reducing or offsetting the cost of fulfilling orders outside of our in-store channel through efficiencies, expense reductions, or alternative revenues, our financial condition, results of operations or cash flows could be adversely affected.

The emergence of artificial intelligence-powered agentic shopping tools, in which AI agents autonomously research, compare and purchase products on behalf of consumers could further disrupt traditional grocery retail. If customers increasingly delegate purchasing decisions to AI agents that prioritize price, speed or other factors over retailer preference or brand loyalty, we could become disintermediated from the customer relationship. This could result in reduced visibility into customer behavior, increased margin pressure and a weakened ability to influence purchasing decisions. Our failure to adapt our digital capabilities to address the growth of agentic shopping could have an adverse effect on our business, financial condition, results of operations or cash flows.

In addition, if we do not successfully develop and maintain a relevant digital experience for our customers, our business, financial condition, results of operations or cash flows could be adversely affected. Digital retailing is rapidly evolving, and we must keep pace with new developments by our competitors, as well as the changing needs and preferences of our customers. We must compete by offering a convenient shopping experience for our customers, regardless of how they choose to shop with us, and by providing and maintaining relevant customer-facing apps and interfaces that have the features customers want that are also reliable and easy to use. The future success of the eCommerce business will also depend on the efficiency and cost effectiveness of fulfilling orders across our modalities, whether in store, pickup or delivery through third parties or our customer fulfillment centers. We have closed certain customer fulfillment centers because they have not been meeting operational and financial expectations. If we do not develop and maintain our eCommerce plan and profitability improvements of our customer fulfillment centers, our financial condition, results of operations or cash flows could be adversely affected.

PRODUCT SAFETY

Customers count on Kroger to provide them with safe food, drugs and other merchandise. Concerns regarding the safety of the products that we sell could cause shoppers to avoid purchasing certain products from us or to seek alternative sources of supply, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. We could be adversely affected by personal injury or product liability claims, product recalls, or other health and safety issues, which occur from time to time. If we sell products that cause illness or injury to customers, resulting from product contamination or spoilage, the presence of certain substances, or damage caused in handling, storage or transportation, we could be exposed to claims or litigation. Any issue regarding the safety of items, whether Our Brands items manufactured by us or for us or consumer packaged goods products we sell, regardless of the cause, could have a substantial and adverse effect on our reputation, financial condition, results of operations or cash flows.

EMPLOYEE MATTERS

More than two-thirds of our associates are covered by collective bargaining agreements with unions, and our relationship with those unions, including any work stoppage affecting a substantial number of locations, could have a material adverse effect on our financial condition, results of operations or cash flows. We are a party to approximately 350 collective bargaining agreements. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur (and have occurred in the past) if we are unable to negotiate new contracts with the applicable labor union. In addition, changes to national labor policy could affect relations with our associates and with unions. Further, if we are unable to control health care, pension and wage costs, or if we have insufficient operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse effect on our financial condition, results of operations or cash flows.

We have committed to paying fair wages and providing the benefits that were collectively bargained with the United Food and Commercial Workers (“UFCW”) and other labor unions representing our associates. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including regulatory changes, wage rates, and healthcare and other insurance costs. Changes to wage regulations, including further increases in the minimum wage or ordinances related to pay or working conditions enacted by local governments, could have an effect on our future financial condition, results of operations or cash flows. Our ability to meet our labor needs, while controlling wages and other costs, is subject to numerous external factors, including the available qualified workforce in each area where we are located, unemployment levels within those areas, wage rates, and changes in employment and labor laws.

Our continued success depends on the ongoing contributions of our associates, including members of our senior management, key associates and executives. While we have development and succession plans in place for our key associates and executives, these plans do not guarantee that the services of our key associates and executives will continue to be available to us or the successful transition of responsibilities following departures or role changes. It may be difficult to replace key executives because of the limited number of qualified individuals with the breadth of skills and experience necessary for our business. We must recruit, hire, develop and retain qualified associates with an increasingly large range of skills to meet the needs of our evolving and complex business. We compete with other retail and non-retail businesses for these associates and invest significant resources in training and motivating them. Competition among potential employers has resulted, and may in the future result, in increased associate costs and has from time to time affected our ability to recruit and retain associates. If we are unable to attract, develop, retain and effectively manage the development and succession plans for our associates, including members of our senior management, key associates and executives, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

DATA AND TECHNOLOGY

Our business is increasingly dependent on information technology systems that are complex. If we were to experience difficulties maintaining or operating existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. As we modernize legacy systems, if we are unable to successfully implement those systems in a coordinated manner across internal and external stakeholders, we could be subject to business interruption or reputation risk with our customers, suppliers or associates.

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

To effectively compete, we may need to increase investments in new capabilities and processes incorporating AI, as well as develop appropriate protections, safeguards, and policies for handling data and mitigating information security, data privacy and legal risks. Furthermore, the regulatory and legal landscape regarding AI is rapidly evolving and the Company may be challenged to timely comply in a cost-effective manner.

Through our sales and marketing activities, we collect and store personal information that our customers provide to us. We also gather and retain information about our associates in the normal course of business. Under certain circumstances, we may share information with third parties that assist us in conducting our business, as required by law, or otherwise in accordance with our privacy policy. Failure to protect this information, or failure to comply with applicable data protection and privacy laws, could result in legal, regulatory, reputational, and financial harm.

Our technology systems have been, and may be in the future, disrupted from circumstances beyond our control, as we regularly defend against and respond to data security related attacks. Cyber-attackers have targeted and accessed, and may in the future again target and, if successful, access information stored in our or certain third parties’ systems in order to misappropriate confidential customer or business information. The rapid evolution and increased adoption of AI and related technologies may also intensify the risk that our technology systems are targeted. Due to ongoing geopolitical conflicts, there is an increased possibility of cyberattacks that could either directly or indirectly affect our operations. Although we have implemented procedures to protect our information, and require third parties we interact with to do the same, we cannot be certain that our security systems will successfully defend against, or be able to effectively respond to, cyberattacks as they become more difficult to detect and defend. Further, a Kroger associate, a contractor or other third party with whom we interact may in the future circumvent our security measures in order to obtain information or may inadvertently cause a breach involving information. In addition, hardware, software or applications we may use may have inherent defects, vulnerabilities, or could be inadvertently or intentionally applied or used in a way that could compromise our information security.

Our cybersecurity program, continued investment in our information technology systems, and our processes to evaluate and select vendors with reasonable information security controls may not effectively insulate us from potential attacks, data breaches or disruptions to our business operations, which could result in a loss of customers or business information, negative publicity, damage to our reputation, and exposure to claims from customers, financial institutions, regulatory authorities, payment card associations, associates and other persons. Any such events could have an adverse effect on our business, financial condition, results of operations or cash flows and may not be covered by our insurance. In addition, compliance with rapidly changing privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes and may require us to devote significant management resources to address these issues. The costs of attempting to protect against the foregoing risks and the costs of responding to cyberattacks are significant. Following a cyberattack, remediation efforts may not be successful, and a cyberattack could result in interruptions, delays or cessation of service, and loss of existing or potential customers. In addition, breaches of our and/or our vendors’ security measures and the unauthorized dissemination of sensitive personal information or confidential information about us or our customers could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers and business relationships, litigation or other actions which could have a material adverse effect on our brands, reputation, business, financial condition, results of operations or cash flows.

Data governance failures can adversely affect our reputation and business. A significant portion of our business depends on our customers’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers of our uses of their information, failures to honor new and evolving data privacy rights and laws, failing to keep our information technology systems and our customers’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error) or that of our business associates, vendors or other third parties, could adversely affect our brand and reputation and operating results and also could expose us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, and/or injunctive relief, any of which could adversely affect our businesses, financial condition, results of operations or cash flows. Large scale data breaches at other entities, including supply chain related security vulnerabilities, increase the challenge we face in maintaining the security of our information technology systems and proprietary information and of our customers’ information. There can be no assurance that such failures will not occur, or if any do occur, that we will detect them or that they can be sufficiently remediated.

The use of data by our business and our business associates is highly regulated. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we, our third-party service providers, or those with whom we share information fail to comply with laws and regulations, or self-regulatory regimes, that apply to all or parts of our business, such as section 5 of the FTC Act, the California Consumer Privacy Act, the Health Insurance Portability and Accountability Act, or applicable international laws such as the EU General Data Protection Regulation, our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance.

PAYMENT SYSTEMS

We accept payments using a variety of methods, including cash and checks, select credit and debit cards, and Kroger Pay, a mobile payment solution. As we offer new payment options to our customers, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related acceptance fees, along with additional transaction processing fees. We rely on third parties to provide payment transaction processing services for credit and debit cards. It could disrupt our business if these companies become unwilling or unable to provide these services to us, including due to short-term disruption of service. We are also subject to evolving payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers. For example, we are subject to Payment Card Industry Data Security Standards, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. If our payment card terminals or internal systems are breached or compromised, we may be liable for card re-issuance costs and other costs, subject to fines and higher transaction fees, and lose our ability to accept card payments from our members, or if our third-party service providers’ systems are breached or compromised, our business, financial condition, results of operations or cash flows could be adversely affected.

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

GOVERNMENT REGULATION, LEGAL PROCEEDINGS AND INSURANCE

We are subject to various laws, regulations, and administrative practices that affect our business, including laws and regulations involving antitrust and competition, privacy, data protection, environmental, healthcare, anti-bribery, anti- corruption, tax, accounting, and financial reporting or other matters. In addition, certain states have adopted Extended Producer Responsibility (“EPR”) packaging legislation with which we must comply. These and other rapidly changing laws, regulations, policies and related interpretations, changes in the regulatory environment in which we operate, along with changes in federal policy and at regulatory agencies, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely affect our financial condition, results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively affect our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceedings, and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may adversely affect our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially affect our financial condition, results of operations or cash flows.

Increasing governmental and societal attention to responsible business matters, including expanding voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report and could negatively affect our reputation. Additionally, there is some indication that sustainability goals are becoming more controversial, as some governmental entities in the United States and certain investor and other constituencies question the appropriateness of or object to sustainability initiatives. We may face criticism as a result of Thriving Together, our responsible business strategy, from certain stakeholders, including governmental authorities, regulators, shareholders and customers. We have established and publicly announced certain goals which we may refine in the future. The execution of the strategy to achieve these goals is subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our goals within the currently projected costs and the expected timeframes; unforeseen operational and technological difficulties; the outcome of research efforts and future technology developments; and the success of our collaborations with and reliance on third parties. Any failure, or perceived failure, to achieve these goals or the setting or publication of certain targets could damage our reputation and customer, investor and other stakeholder relationships, and may even result in regulatory enforcement action. Such conditions could have an adverse effect on our business, financial condition, results of operations or cash flows. In addition, new or changing regulation or public opinion regarding our sustainability goals or our actions to achieve them may result in adverse effects on our financial performance, reputation or demand for our services and products, or may otherwise result in obligations and liabilities that cannot be predicted or estimated at this time.

Additionally, we must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, prescriptions, controlled substances, zoning, vehicle operations, fuel operations, equal employment opportunity, minimum wages and licensing for the sale of food, drugs, and alcoholic beverages. We cannot predict future laws, regulations, interpretations, administrative orders, or applications, or the effect they may have on our operations. They could, however, significantly increase the cost of doing business. They also could require the reformulation of some of the products that we sell (or manufacture for sale to third parties) to meet new standards. We also could be required to recall or discontinue the sale of products that cannot be reformulated. These changes could result in additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation. Any or all of these requirements could have an adverse effect on our financial condition, results of operations or cash flows.

We currently are a party to, and will continue to be a party to, third-party legal proceedings, including matters involving personnel and employment issues, personal injury, property damage, privacy, contract disputes, private rights of action under certain regulations and other proceedings, including but not limited to opioid litigation and litigation with Albertsons. Some of these proceedings are brought by individuals and others purport to be brought as class actions on behalf of similarly situated parties. Some of these proceedings could result in a substantial loss to Kroger. We estimate our exposure to these legal proceedings and establish accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable. Assessing and predicting the outcome of these matters involves substantial uncertainties. Adverse outcomes in these legal proceedings, or changes in our evaluations or predictions about the proceedings, could have an adverse effect on our financial condition, results of operations or cash flows. Please also refer to the “Litigation” and “Opioids” sections in Note 12 to the Consolidated Financial Statements.

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

MULTI-EMPLOYER PENSION OBLIGATIONS

As discussed in more detail below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Multi-Employer Pension Plans,” Kroger contributes to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing associates covered by those agreements. We believe the present value of actuarially accrued liabilities in most of these multi-employer plans exceeds the value of the assets held in trust to pay benefits, and we expect that Kroger’s contributions to most of these funds will increase over the next few years. A significant increase to those funding requirements could adversely affect our financial condition, results of operations or cash flows. Despite the fact that the pension obligations of these funds are not the liability or responsibility of the Company, except as noted below, there is a risk that the agencies that rate our outstanding debt instruments could view the underfunded nature of these plans unfavorably, or adjust their current views unfavorably, when determining their ratings on our debt securities. Any downgrading of our debt ratings likely would adversely affect our cost of borrowing and access to capital.

We have been designated as the named fiduciary for, and currently bear the investment risk of two multi-employer pension plans in which we participate. If investment results for these plans fail to meet our expectations, we could be required to make additional contributions to fund a portion of or the entire shortfall, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

INTEGRATION OF NEW BUSINESS AND STRATEGIC ALLIANCES

We enter into mergers, acquisitions and strategic alliances with expected benefits including, among other things, operating efficiencies, procurement savings, innovation and sharing of best practices, that may allow for future growth. Achieving the anticipated or desired benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies, capital requirements, the integration process (including the integration of internal controls into our business operations), unforeseen expenses and delays and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

FUEL

We sell a significant amount of fuel in our 1,731 fuel centers, which could face increased regulation, including due to climate change or other environmental concerns, and demand could be affected by concerns about the effect of emissions on the environment, as well as retail price increases. We are unable to predict future regulations, environmental effects, political unrest, acts of war or terrorism, disruptions to the economy, including but not limited to pandemics and other health crises, geopolitical conflicts, tariffs and other matters that affect the cost and availability of fuel, and how our customers will react to such factors, which could adversely affect our financial condition, results of operations or cash flows.

ECONOMIC CONDITIONS

Our operating results could be materially affected by changes in overall economic conditions and other economic factors that affect consumer confidence and spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, overall economic slowdown or recession, changes in housing market conditions, changes in government benefits such as SNAP/EBT, student loan relief, or child care credits, the availability of credit, interest rates, inflation, disinflation or deflation, tax rates, tariffs and other matters could reduce consumer spending. Inflation could materially affect our operating results through increases to our cost of goods, supply chain costs and labor costs. In addition, the economic factors listed above, or any other economic factors or circumstances, including those resulting in higher transportation, labor, insurance or healthcare costs or commodity prices, can increase our merchandise costs and operating, general and administrative expenses and otherwise adversely affect our financial condition, results of operations or cash flows. Increased fuel prices also have an effect on consumer spending and on our costs of producing and procuring products that we sell. A deterioration in overall economic conditions, including uncertainty caused by inflation rate volatility, could adversely affect our business in many ways, including reducing sales and gross margins. Geopolitical and catastrophic events, such as wars and conflicts, civil unrest, acts of terrorism or other acts of violence, could materially affect our results, including several occurrences which have taken place at our locations, including active shooter situations, the loss of merchandise as a result of shrink or industry-wide theft and organized retail crime, pandemics or other health crises, and other matters that may reduce consumer spending, could materially affect our financial condition, results of operations or cash flows. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit and are therefore reliant on banks and other financial institutions to safeguard and allow ready access to these assets. If banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. We are unable to predict how the global economy and financial markets will perform or their volatility. If the global economy and financial markets do not perform as we expect, it could adversely affect our business, financial condition, results of operations or cash flows.

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

WEATHER, NATURAL DISASTERS AND OTHER EVENTS

A large number of our stores, distribution facilities and fulfillment centers are geographically located in areas that are susceptible to hurricanes, tornadoes, floods, droughts, wildfires, ice and snow storms, and earthquakes. Weather conditions and natural disasters have, and may again in the future, disrupt our operations at one or more of our facilities, interrupt the delivery of products to our stores, substantially increase the cost of products, including supplies and materials, and substantially increase the cost of energy needed to operate our facilities or deliver products to our facilities. Moreover, the effects of climate change, including those associated with extreme weather events, may affect our ability to procure needed commodities at costs and in quantities that are optimal for us or at all. Adverse weather or natural disasters and other matters that could reduce consumer spending, could materially affect our financial condition, results of operations or cash flows.

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

RISK MANAGEMENT AND STRATEGY

Securing Kroger’s business information, intellectual property, customer and employee data and technology systems is essential for the continuity of our businesses, meeting applicable regulatory requirements and maintaining the trust of our stakeholders. We have adopted enterprise cybersecurity risk mitigation and governance processes, which are set forth in the Kroger Cybersecurity Risk Management (“CRM”) program, the Kroger Third-Party Cybersecurity Risk Management (“TPCRM”) program and the Kroger Cyber Incident Response Plan (“IR Plan”). Our approach is guided by the principles of the CRM program, which includes monitoring threats and vulnerabilities and assessing and monitoring related controls, supporting the Corporate Information Security function, the Chief Information Security Officer (“CISO”) and Chief Digital Officer (“CDO”). Kroger’s cybersecurity policies, standards, processes, and practices are integrated into our overarching risk management system in an effort to enhance our ability to safeguard our operations and information, which includes quarterly cybersecurity reporting to the Board, delivered by senior leadership.

Kroger Cyber Risk Management Program

The CRM program was developed in collaboration with third-party consultants and is aligned with the National Institute of Standards and Technology (“NIST”), Risk Management Framework (“RMF”), Cybersecurity Framework (“CSF”) and the International Organization for Standardization 27001 (“ISO 27001”). However, this does not mean that we will meet, or maintain, any particular technical standard, specification, framework, or requirement in the future, but rather we use NIST, RMF, CSF and ISO 27001 as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. The program includes security and privacy, risk-based controls, and incorporates lessons learned from cybersecurity incidents. Under Kroger’s CRM program, cyber risks, including cyber threats and cyber events/incidents, are assessed, treated, and monitored on a continuous basis. We integrate lessons learned from incident response and cyber risk mitigation into our cyber risk management strategy, in an effort to improve overall cybersecurity on an ongoing basis. Kroger's CRM program is spearheaded by specific management positions, chosen for their expertise in the field as further discussed below.

In line with cyber risk management best practices, we have collaborated with recognized third-party experts as needed to align the CRM program’s foundational processes, metrics, monitoring, and reporting with common frameworks such as the NIST RMF and the NIST CSF.

Third-Party Cyber Risk Management

Recognizing the potential vulnerabilities posed by third-party relationships, Kroger has implemented a comprehensive TPCRM program. The TPCRM program is designed to assess third-party cybersecurity risks by employing third-party cyber risk assessments, vendor tiering, and a dedicated team tasked with recommending holistic improvements to strengthen Kroger’s cybersecurity posture, sourcing, and contracting processes. Kroger’s Enterprise Security Operations (“ESO”) responds to known third-party incidents on a continuous basis. ESO is a part of the Corporate Information Security (“CIS”) department and is responsible for detecting, responding to, and escalating security incidents. We partner directly with business stakeholders and technology custodians to determine an appropriate response to manage incident risk to minimize the effect to the business. This response process is a regular and critical function of the ESO and is defined in a separate appendix to the IR Plan. Any material risk identified from these incidents is escalated and communicated using formal severity and impact criteria as defined in the IR Plan.

Kroger Cyber Incident Response Plan

The IR Plan documents the processes by which information security events are detected, identified, prioritized, and analyzed. The Kroger ESO, CISO, legal counsel, and corporate affairs stakeholders are then engaged depending on the incident’s scope, business effect, and potential material risk. This cross-functional team is responsible for assessing an appropriate response and mitigation pathway. Once security events are identified through the enterprise detection and monitoring ecosystem, the IR Plan sets forth an incident prioritization/decision workflow to determine scope, business effect, and potential material risk. This workflow is implemented through collaboration with the ESO, CISO, legal counsel, and corporate affairs stakeholders and correlates to industry standard severity levels.

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

GOVERNANCE

Protection of our customers’ data is a fundamental priority for our Board and management team. Our cyber risk management team is integrated into our CIS function and is led by our CDO and CISO. The cyber risk management team reports to the CISO and has combined experience in information security, governance, and compliance, including domains such as engineering, architecture, cybersecurity, and privacy. This team is responsible for defining the program, cybersecurity governance, and gathering insights related to assessing, identifying, and managing cybersecurity threat risks, their severity, and mitigations.

Kroger’s CDO reports to the Chief Executive Officer and leads technology and digital capabilities for the Kroger Co., including the overall cybersecurity strategy. Kroger’s CDO has over 20 years of both leading and transforming technology, digital growth, and ecommerce in the retail and food industry. He graduated with a master’s degree in business administration and management from Ecole Supérieure de Commerce de Chambéry, Rhône-Alpes, France. Kroger’s CISO brings over 20 years of experience developing and leading security and risk programs. His experience includes governance, information security, and threat management. He graduated from Miami University with a bachelor’s degree in management information systems and marketing.

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

As of January 31, 2026, we operated approximately 2,700 owned or leased supermarkets, distribution warehouses, customer fulfillment centers and food production plants through divisions, subsidiaries or affiliates. These facilities are located throughout the United States. We generally own store equipment, fixtures and leasehold improvements, as well as processing and food production equipment. The total cost of our owned assets and finance leases at January 31, 2026, was $60.0 billion while the accumulated depreciation was $35.8 billion.

We lease certain store real estate, warehouses, distribution centers, office space and equipment. We operate in leased facilities in approximately half of our store locations, with lease terms that generally range from 10 to 20 years, and options to renew for varying terms at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases include escalation clauses and/or payment of executory costs such as property taxes, utilities or insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain properties or portions thereof are subleased to others for periods generally ranging from one to 20 years. For additional information on lease obligations, see Note 9 to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.

Incorporated by reference herein is information regarding certain legal proceedings in which we are involved as set forth under “Litigation” and “Opioids” contained in Note 12 to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “KR.” As of March 25, 2026, there were 25,447 shareholders of record.

During 2025, we paid two quarterly cash dividends of $0.32 per share and two quarterly cash dividends of $0.35 per share. During 2024, we paid two quarterly cash dividends of $0.29 per share and two quarterly cash dividends of $0.32 per share. On March 1, 2026, we paid a quarterly cash dividend of $0.35 per share. On March 12, 2026, we announced that our Board of Directors declared a quarterly cash dividend of $0.35 per share, payable on June 1, 2026, to shareholders of record at the close of business on May 15, 2026. We currently expect to continue to pay comparable cash dividends on a quarterly basis, that will increase over time, depending on our earnings and other factors, including approval by our Board.

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

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN*
Among The Kroger Co., the S&P 500, and Peer Group**
250
200
150
100
50
01/30/21
01/29/22
01/28/23
02/03/24
02/01/25
01/31/26
The Kroger Co.
S&P 500
Peer Group

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	2020	2021	2022	2023	2024	2025
The Kroger Co.	100	128.57	135.86	142.48	194.80	202.66
S&P 500 Index	100	121.00	112.98	139.92	172.78	201.03
Peer Group	100	118.08	114.43	133.33	193.49	217.65

Kroger’s fiscal year ends on the Saturday closest to January 31.

Data supplied by Standard & Poor’s.

The foregoing Performance Graph will not be deemed incorporated by reference into any other filing, absent an express reference thereto.

*     Total assumes $100 invested on January 30, 2021, in The Kroger Co., S&P 500 Index, and the Peer Group, with reinvestment of dividends.

**   The Peer Group consists of Albertsons Companies, Inc., Costco Wholesale Corporation, CVS Health Corporation, Koninklijke Ahold Delhaize N.V., Target Corporation, Walgreens Boots Alliance Inc. (included through August 29, 2025 when it was taken private) and Walmart Inc.

The following table presents information on our purchases of our common shares during the fourth quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased	Purchased Under
	Total Number	Average	as Part of Publicly	the Plans or
	of Shares	Price Paid Per	Announced Plans	Programs(4)(5)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First period - four weeks
November 9, 2025 to December 6, 2025	8,167,017	$66.66	8,166,077	$1,245
Second period - four weeks
December 7, 2025 to January 3, 2026	8,958,313	$63.35	8,952,475	$2,685
Third period - four weeks
January 4, 2026 to January 31, 2026	10,599,646	$62.66	10,599,646	$2,028
Total	27,724,976	$64.06	27,718,198	$2,028
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The fourth quarter of 2025 contained three 28-day periods.
(2)	Includes (i) shares repurchased under the December 2024 Repurchase Program described below in (4), (ii) shares repurchased under a program announced on December 6, 1999 to repurchase shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”), and (iii) 6,778 shares that were surrendered to Kroger by participants under our long-term incentive plans to pay for taxes on restricted stock awards. Excise tax on share repurchases in excess of issuances is reflected in the average price paid per share.
(3)	Represents shares repurchased under the December 2024 Repurchase Program and the 1999 Repurchase Program.
(4)	On December 23, 2025, we announced that our Board of Directors approved a $2.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated stock repurchase (“ASR”) transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2025 Repurchase Program”). The December 2025 Repurchase Program authorization is incremental to the existing December 2024 Repurchase Program. On December 11, 2024, we announced that our Board of Directors approved a $7.5 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including ASR transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2024 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the December 2024 Repurchase Program and the December 2025 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2025 Repurchase Program, the December 2024 Repurchase Program, and the 1999 Repurchase Program do not have any expiration dates, but may be suspended or terminated by our Board of Directors at any time.
(5)	Excludes excise tax on share repurchases in excess of issuances.

ITEM 6.	RESERVED.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this Annual Report on Form 10-K, as well as Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 1, 2025, which provides additional information on comparisons of fiscal years 2024 and 2023.

OUR VALUE CREATION MODEL – DELIVERING CONSISTENT AND ATTRACTIVE TOTAL SHAREHOLDER RETURN

Kroger’s proven value creation model is allowing us to deliver today and invest for the future. The foundation of our value creation model is our omnichannel retail business, including fuel and health and wellness. By executing on our go-to-market strategy built on Fresh, Our Brands, Personalization and eCommerce, we are creating a shopping experience that builds loyalty and grows sales. Our retail business generates traffic and data which accelerates growth in our high operating margin alternative profit businesses, like retail media. In turn, the value generated from these businesses enables us to reinvest back into our retail business.

We are focused on our top priorities and delivering an exceptional customer experience to accelerate this flywheel effect. By expanding our store network and improving our eCommerce capabilities, we expect to grow households and increase sales. Our model provides various ways to generate net earnings growth.

We believe this will be achieved by:

●	Growing identical sales without fuel. Our plan involves maximizing growth opportunities in our retail business and is supported by continued strategic investments in our associates and greater value for our customers to ensure we deliver a full, fresh and friendly experience for every customer, every time. In an effort to serve more households, we plan to invest in major storing projects that allow us to increase both in-store and eCommerce sales. As more and more customers incorporate eCommerce into their permanent routines, we expect eCommerce sales to grow at a double-digit rate – a faster pace than other food at home sales – over time; and

●	Expanding operating margin through long-term initiatives in gross margin, growing alternative profit businesses and productivity and cost savings initiatives that are focused on simplifying our business and modernizing our ways of working. Together, we expect these will enable us to improve operating margin, while balancing strategic price investments for customers and investments in associates to improve customer experience.

We expect to continue to generate strong free cash flow and are committed to being disciplined with capital deployment in support of our value creation model and stated capital allocation priorities. Our first priority is to invest in the business through attractive high return opportunities that drive long-term sustainable net earnings growth. We are committed to maintaining our current investment grade debt rating and returning to our net total debt to adjusted EBITDA ratio target range of 2.30 to 2.50. We also expect to continue to grow our dividend over time and return excess cash to shareholders via stock repurchases, subject to Board approval.

We expect our value creation model will result in total shareholder return within our target range of 8% to 11% over time.

2025 EXECUTIVE SUMMARY

We achieved strong results in 2025, driven by continued performance in eCommerce and pharmacy along with momentum in Fresh and Our Brands. We saw underlying improvements in market share trends and solid sales growth that reflect meaningful progress and demonstrate the strengthening of the business. Food volumes improved, and grocery sales were a larger percentage of our sales mix, leading to the final period of the quarter resulting in positive share gains. Through continued price investments, disciplined cost management, and improved store execution, we maintained our competitive position against our major competitors.

We will continue to simplify our business and improve our cost structure to redeploy those savings into areas that drive growth. Our refreshed hybrid fulfillment model and ongoing reviews of non-core assets enable us to better allocate resources to core priorities and to reinvest savings into areas that drive growth and support lower prices for customers. We have accelerated new store investment and are leveraging our stores and delivery partners to support our presence in key markets. Additionally, we invested in service and labor hours to ensure that our stores are well-staffed, and we remain focused on equipping our associates with the tools, technology, data, and support needed to serve customers well. Collectively, these actions support faster and more efficient execution of our strategies, positioning us to continue delivering value for both our customers and to generate attractive and sustainable returns for shareholders.

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	January 31,	Percentage	February 1,
	2026	Change	2025
Sales(1)	$147,642	0.4%	$147,123
Sales without fuel(1)	$134,058	1.4%	$132,150
Identical sales excluding fuel and Adjusted Items(2)	2.9%	N/A	1.5%
FIFO gross margin, excluding rent, depreciation and amortization, fuel and Adjusted Items, bps increase(1)	0.44	N/A	0.32
OG&A rate, excluding fuel and Adjusted Items, bps increase(1)	0.29	N/A	0.31
Operating profit(1)	$1,890	(50.9)%	$3,849
Adjusted FIFO operating profit(1)	$4,905	4.9%	$4,674
Net earnings attributable to The Kroger Co.	$1,016	(61.9)%	$2,665
Adjusted net earnings attributable to The Kroger Co.	$3,199	(1.4)%	$3,246
Net earnings attributable to The Kroger Co. per diluted common share	$1.54	(58.0)%	$3.67
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$4.85	8.5%	$4.47
Dividends paid	$885	0.2%	$883
Dividends paid per common share	$1.34	9.8%	$1.22
Share repurchases(3)	$3,383	N/A	$4,194
(Decrease) increase in total debt, including obligations under finance leases compared to prior fiscal year end	$(339)	N/A	$5,679

(1)	Total sales in 2024 includes $2,021 of Kroger Specialty Pharmacy sales. In 2025, the sale of Kroger Specialty Pharmacy had a positive effect on the FIFO gross margin rate, excluding rent, depreciation and amortization, fuel and Adjusted Items, as defined below, and a negative effect on the OG&A rate, excluding fuel and the 2025 and 2024 Adjusted Items, as defined below. It had no material effect on operating profit.
(2)	For the first quarter of 2025, identical sales, excluding fuel, were adjusted to exclude stores involved in the labor disputes in Colorado. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2025 and 2024 for stores involved in this labor dispute.
(3)	The share repurchases include excise tax related to the shares repurchased, the final delivery under the ASR agreement that occurred during the third quarter of 2025 (see Note 13 to the Consolidated Financial Statements), the 1999 Repurchase Program and the resumed open market repurchases in 2025 under the December 2024 Repurchase Program. The 1999 Repurchase Program and the December 2024 Repurchase Program are defined in the “Common Share Repurchase Programs” section below.

OVERVIEW

Notable items for 2025 are:

Shareholder Return

●	Achieved net earnings attributable to The Kroger Co. per diluted common share of $1.54. These results include $2.5 billion of fulfillment network impairment and related charges.

●	Achieved adjusted net earnings attributable to The Kroger Co. per diluted common share of $4.85, which represents a 9% increase compared to 2024.

●	Achieved operating profit of $1.9 billion. These results include $2.5 billion of fulfillment network impairment and related charges.

●	Achieved adjusted FIFO operating profit of $4.9 billion, which represents a 5% increase compared to 2024.

●	Generated cash flows from operations of $7.3 billion, which represents a 26% increase compared to 2024.

●	Returned $4.3 billion to shareholders from share repurchases and dividend payments.

Other Financial Results

●	Identical sales, excluding fuel and Adjusted Items, increased 2.9% in 2025, compared to 2024, primarily driven by eCommerce, Pharmacy and Fresh departments.

●	eCommerce sales increased 16% compared to 2024. Excluding the effect of fulfillment center exits in markets where Kroger does not operate stores, the sale of Vitacost.com, and the discontinuation of Ship Marketplace, eCommerce sales increased 17% compared to 2024. eCommerce sales include products ordered online and picked up at our stores and our Delivery solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. eCommerce sales growth was led by strong demand for our Delivery solutions.

●	Alternative profit streams contributed $1.5 billion of operating profit in 2025.

●	Our LIFO charge was $157 million in 2025, compared to $95 million in 2024. The increase in the LIFO charge was due to higher product cost inflation for 2025, compared to 2024.

Significant Events

●	During the first quarter of 2025, we recognized store closure costs of $100 million, $77 million net of tax, related to the planned closing of approximately 60 stores. As a result of these store closures, we expect a modest financial benefit and we are committed to reinvesting these savings back into the customer experience.

●	During the second quarter of 2025, we approved and implemented a plan to reduce our corporate administrative team by nearly 1,000 associates, resulting in a charge for severance and related benefits of $47 million, $37 million net of tax. This reorganization is expected to increase efficiency and reduce administrative costs, enabling us to reinvest back into our retail business.

●	During 2025, we completed a strategic review of our eCommerce operations with the intention of improving the customer experience while accelerating eCommerce profitability. Following this review, we identified opportunities to optimize our automated fulfillment network by closing facilities in Pleasant Prairie, Wis.; Frederick, Md.; and Groveland, Fla. in January 2026, which had not met operational or financial expectations, and canceled plans for the site in Charlotte, N.C. As a result of these closures and the automated fulfillment network not meeting operational or financial expectations, in 2025, we recorded impairment and related charges of $2.5 billion, $1.9 billion net of tax. We will continue to deliver eCommerce offerings using our store footprint, third-party delivery providers and automated fulfillment facilities where applicable. At the present time, in geographies where we see higher density of demand and better cost structure, we continue to evaluate performance and sustainability of automated fulfillment. These facility closures are expected to have a positive effect on eCommerce operating profit and a neutral effect on identical sales without fuel.

OUR BUSINESS

The Kroger Co. (the “Company” or “Kroger”) was founded in 1883 and incorporated in 1902. Our Company is built on the foundation of our retail grocery business, which includes the added convenience of our retail pharmacies and fuel centers. Our strategy is focused on growing customer loyalty by delivering great value and convenience, and investing in Fresh, Our Brands, Personalization and eCommerce.

We also utilize the data and traffic generated by our retail business to deliver incremental value and services for our customers that generate alternative profit streams. These alternative profit streams would not exist without our core retail business.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores, fuel centers and via our online platforms. We earn income predominately by selling products at price levels that produce revenues in excess of the costs we incur to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. Our retail operations, which represent substantially all of our consolidated sales, are our only reportable segment.

Kroger is diversified across brands, product categories, channels of distribution, geographies and consumer demographics. Our combination of assets includes the following:

Stores

As of January 31, 2026, Kroger operates supermarkets under a variety of local banner names in 35 states and the District of Columbia. As of January 31, 2026, Kroger operated, either directly or through its subsidiaries, 2,697 supermarkets, of which 2,250 had pharmacies and 1,731 had fuel centers. We connect with customers through our growing network of in-store and digital shopping options, delivering a consistent full, fresh, and friendly customer experience. Fuel sales are an important part of our revenue, net earnings and loyalty offering. Our fuel strategy is to include a fuel center at each of our supermarket locations when it is feasible and it is expected to be profitable.

eCommerce

We offer a convenient shopping experience for our customers regardless of how they choose to shop with us, including Pickup and Delivery. We offer Pickup and Harris Teeter ExpressLane™ — personalized, order online, pick up at the store services — at 2,408 of our supermarkets and provide Delivery, which allows us to offer digital solutions to substantially all of our customers. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. These channels allow us to serve customers anything, anytime, and anywhere with broad selection, convenience, and price. We also provide relevant customer-facing apps and interfaces that have the features customers want and that are also reliable, easy to use and deliver a seamless customer experience across our store and digital channels. We continue to make meaningful improvements in our eCommerce business and believe it will be an important growth driver and one of the key ways to attract new households.

Media

Kroger Precision Marketing, our retail media business, leverages our rich first-party data and deep customer relationships to provide targeted, measurable advertising solutions for consumer-packaged goods companies and a growing number of other industry partners. With insights drawn from the shopping behaviors of millions of loyal households, Kroger Precision Marketing enables advertisers to reach customers with relevant messaging across a variety of digital and in-store channels, including on-site search, display, social media, connected TV, and in-store placements.

We believe our retail media business represents a significant and growing opportunity. As advertisers increasingly seek returns on media, the ability to connect advertising spend directly to actual purchase behavior, Kroger Precision Marketing is uniquely positioned to deliver that capability at scale. Our ability to link media impressions directly to household transactions across both digital and in-store purchases provides our advertising partners with best-in-class performance measurement.

Kroger Precision Marketing is a key contributor to our alternative profit strategy, which focuses on generating revenue from assets and capabilities that complement our core grocery business. The retail media business carries an attractive margin profile relative to our traditional operations and is an important driver of our digital profitability. We intend to continue investing in the technology, talent, and collaborations needed to grow this business and expand the range of solutions we offer to advertisers.

Our Data

Kroger serves approximately 63 million households annually, and because of our rewards program, over 95% of customer transactions are tethered to a Kroger loyalty card. Our over 20 years of investment in data science capabilities allows us to utilize this data to create personalized experiences and value for our customers and enables our growing, high operating margin alternative profit businesses, including data analytic services and third-party media revenue.

Merchandising and Our Brands

Our Brands products play an important role in our merchandising strategy and represented over $39 billion of our sales in 2025. We own 33 food production plants, primarily bakeries and dairies, which supply approximately 20% of Our Brands units sold in our supermarkets; the remaining Our Brands items are produced to our strict specifications by outside manufacturers.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including First-In, First-Out (“FIFO”) gross margin, FIFO operating profit, adjusted FIFO operating profit, adjusted net earnings and adjusted net earnings per diluted share, because management believes these metrics are useful to investors and analysts. These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings and net earnings per diluted share or any other GAAP measure of performance. These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for 2025 include the following, which we define as the “2025 Adjusted Items:”

●	Charges to operating, general and administrative (“OG&A”) of $100 million, $77 million net of tax, for store closures; $161 million, $121 million net of tax, for merger-related litigation and settlement charges; $50 million, $34 million net of tax, for impairment of intangible assets; $47 million, $37 million net of tax, for severance charge and related benefits; $2.5 billion, $1.9 billion net of tax, for fulfillment network impairment and related charges, and credits to OG&A of $6 million, $3 million net of tax, for opioid settlement charges and vendor reserves, and $21 million, $16 million net of tax, for executive stock compensation for a former executive (the “2025 OG&A Adjusted Items”).

●	A loss in other income (expense) of $41 million, $33 million net of tax, for the unrealized loss on investments (the “2025 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $7 million for executive stock compensation for a former executive income tax adjustment and a reduction to income tax expense of $34 million from recognizing deferred tax assets related to the sale of our Vitacost.com business (the “2025 Income Tax Expense Adjusted Items”).

●	A net charge to Sales, Merchandise costs and OG&A of $44 million, $33 million net of tax, for labor dispute charges (the “Labor Dispute”).

Net earnings for 2024 include the following, which we define as the “2024 Adjusted Items:”

●	Charges to OG&A of $32 million, $24 million net of tax, for severance charge and related benefits, $30 million, $23 million net of tax, for impairment of intangible assets, $25 million, $19 million net of tax, for property losses, $684 million, $489 million net of tax, for merger-related costs, net of a credit to OG&A of $27 million, $21 million net of tax, for opioid settlement charges (the “2024 OG&A Adjusted Items”).

●	A loss in other income (expense) of $148 million, $112 million net of tax, for the unrealized loss on investments, a charge to other income (expense) of $34 million, $26 million net of tax, for merger-related net interest expense and a gain in other income (expense) of $79 million, $60 million net of tax, on the sale of Kroger Specialty Pharmacy (the “2024 Other Income (Expense) Adjusted Items”).

●	A reduction to income tax expense of $31 million from recognizing deferred tax assets related to the sale of our Kroger Specialty Pharmacy business (the “2024 Income Tax Expense Adjusted Item”).

Net earnings for 2023 include $179 million, $144 million net of tax, due to the 53rd week in fiscal year 2023 (the “Extra Week”). In addition, net earnings for 2023 include the following, which we define as the “2023 Adjusted Items:”

●	Charges to OG&A of $316 million, $268 million net of tax, for merger-related costs and $1.5 billion, $1.2 billion net of tax, for opioid settlement charges (the “2023 OG&A Adjusted Items”).

●	A gain in other income (expense) of $151 million, $116 million net of tax, for the unrealized gain on investments (the “2023 Other Income (Expense) Adjusted Item”).

The table below provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share excluding the 2025, 2024 and 2023 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	2025	2024	2023
Net earnings attributable to The Kroger Co.	$1,016	$2,665	$2,164

(Income) expense adjustments
Adjustment for loss (gain) on investments(1)(2)	33	112	(116)
Adjustment for labor dispute charges(1)(3)	33	—	—
Adjustment for store closures(1)(4)	77	—	—
Adjustment for executive stock compensation for a former executive(1)(5)	(16)	—	—
Adjustment for merger-related costs(1)(6)	—	489	268
Adjustment for merger-related litigation and settlement charges(1)(7)	121	—	—
Adjustment for property losses(1)(8)	—	19	—
Adjustment for merger-related net interest expense(1)(9)	—	26	—
Adjustment for opioid settlement charges and vendor reserves(1)(10)	(3)	(21)	1,163
Adjustment for the impairment of intangible assets(1)(11)	34	23	—
Adjustment for gain on sale of Kroger Specialty Pharmacy(1)(12)	—	(60)	—
Adjustment for severance charge and related benefits(1)(13)	37	24	—
Adjustment for fulfillment network impairment and related charges(1)(14)	1,908	—	—
Executive stock compensation for a former executive income tax adjustment	(7)	—	—
Adjustment for income tax expense on sale of Kroger Specialty Pharmacy	—	(31)	—
Adjustment for income tax expense on sale of Vitacost.com	(34)	—	—
Total Adjusted Items	2,183	581	1,315

Net earnings attributable to The Kroger Co. excluding the Adjusted Items	$3,199	$3,246	$3,479

Extra Week adjustment(1)(15)	—	—	(144)

Net earnings attributable to The Kroger Co. excluding the Adjusted Items and the Extra Week adjustment	$3,199	$3,246	$3,335

Net earnings attributable to The Kroger Co. per diluted common share	$1.54	$3.67	$2.96

(Income) expense adjustments
Adjustment for (gain) loss on investments(16)	0.05	0.15	(0.17)
Adjustment for labor dispute charges(16)	0.05	—	—
Adjustment for store closures(16)	0.12	—	—
Adjustment for executive stock compensation for a former executive(16)	(0.03)	—	—
Adjustment for merger-related costs(16)	—	0.67	0.37
Adjustment for merger-related litigation and settlement charges(16)	0.18	—	—
Adjustment for property losses(16)	—	0.03	—
Adjustment for merger-related net interest expense(16)	—	0.04	—
Adjustment for opioid settlement charges and vendor reserves(16)	(0.01)	(0.03)	1.60
Adjustment for the impairment of intangible assets(16)	0.05	0.03	—
Adjustment for gain on sale of Kroger Specialty Pharmacy(16)	—	(0.08)	—
Adjustment for severance charge and related benefits(16)	0.05	0.03	—
Adjustment for fulfillment network impairment and related charges(16)	2.91	—	—
Executive stock compensation for a former executive income tax adjustment(16)	(0.01)	—	—
Adjustment for income tax expense on sale of Kroger Specialty Pharmacy(16)	—	(0.04)	—
Adjustment for income tax expense on sale of Vitacost.com(16)	(0.05)	—	—
Total Adjusted Items	3.31	0.80	1.80

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items	$4.85	$4.47	$4.76

Extra Week adjustment(16)	—	—	(0.20)

Net earnings attributable to The Kroger Co. per diluted common share excluding the Adjusted Items and the Extra Week adjustment	$4.85	$4.47	$4.56

Average numbers of common shares used in diluted calculation	655	720	725

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for loss (gain) on investments were $41 in 2025, $148 in 2024 and $(151) in 2023.
(3)	The pre-tax adjustment for labor dispute charges was $44.
(4)	The pre-tax adjustment for store closures was $100.
(5)	The pre-tax adjustment for executive stock compensation for a former executive was $(21).
(6)	The pre-tax adjustments for merger-related costs were $684 in 2024 and $316 in 2023.
(7)	The pre-tax adjustment for merger-related litigation and settlement charges was $161 for 2025.
(8)	The pre-tax adjustment for property losses was $25.
(9)	The pre-tax adjustment for merger-related net interest expense was $34.
(10)	The pre-tax adjustments for opioid settlement charges were $(6) in 2025, $(27) in 2024, and $1,475 in 2023.
(11)	The pre-tax adjustments for impairment of intangible assets were $50 in 2025 and $30 in 2024.
(12)	The pre-tax adjustment for gain on sale of Kroger Specialty Pharmacy was $(79).
(13)	The pre-tax adjustments for severance charge and related benefits were $47 in 2025 and $32 in 2024.
(14)	The pre-tax adjustment for fulfillment network impairment and related charges was $2,497.
(15)	The pre-tax Extra Week adjustment was $(179).
(16)	The amount presented represents the net earnings (loss) per diluted common share effect of each adjustment.

Key Performance Indicators

We evaluate our results of operations and cash flows using a variety of key performance indicators, such as sales, identical sales, excluding fuel and adjusted items, FIFO gross margin, adjusted FIFO operating profit, adjusted net earnings, adjusted net earnings per diluted share and return on invested capital. We use these financial metrics and related computations to evaluate our operational effectiveness and our results of operations from period to period and to plan for near and long-term operating and strategic decisions. These key performance indicators should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP. These measures, which are described in more detail in this Annual Report on Form 10-K, may not be comparable to similarly-titled performance indicators used by other companies.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

		Percentage		Percentage		2023
	2025	Change(1)	2024(6)	Change(2)	2023(6)	Adjusted(3)(6)
Total sales to retail customers without fuel(4)	$132,712	1.3%	$130,973	0.9%	$132,284	$129,868
Supermarket fuel sales	13,584	(9.3)%	14,973	(8.4)%	16,621	16,340
Other sales(5)	1,346	14.4%	1,177	5.1%	1,134	1,120
Total sales	$147,642	0.4%	$147,123	(0.1)%	$150,039	$147,328
(1)	This column represents the percentage change in 2025 compared to 2024.
(2)	This column represents the percentage change in 2024 compared to 2023 adjusted sales, which removes the Extra Week.
(3)	The 2023 adjusted column represents the items presented in the 2023 column adjusted to remove the Extra Week.
(4)	eCommerce sales are included in the “Total sales to retail customers without fuel” line above. eCommerce sales increased 16% in 2025, 11% in 2024 and 12% in 2023, excluding the Extra Week in 2023. Excluding the effect of fulfillment center exits in markets where Kroger does not operate stores, the sale of Vitacost.com, and the discontinuation of Ship Marketplace, eCommerce sales increased 17% in 2025. eCommerce sales include products ordered online and picked up at our stores and our Delivery solutions. Our Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. eCommerce sales growth was led by strong demand for our Delivery solutions.
(5)	Other sales primarily relate to external sales at food production plants, other pharmacy services, third-party media revenue and data analytic services. The increase in 2025, compared to 2024, is primarily due to an increase in other pharmacy services and third-party media revenue.
(6)	2024, 2023 and 2023 Adjusted sales by category have been reclassified to conform to the 2025 presentation.

Total sales increased in 2025, compared to 2024, by 0.4%. The increase was primarily due to an increase in total sales to retail customers without fuel, partially offset by a decrease in supermarket fuel sales and the sale of Kroger Specialty Pharmacy. Total supermarket fuel sales decreased 9.3% in 2025, compared to 2024, primarily due to a decrease in the average retail fuel price of 6.1% and a decrease in fuel gallons sold of 3.4%. The decrease in the average retail fuel price was caused by a decrease in the product cost of fuel. Total sales, excluding fuel, Kroger Specialty Pharmacy and the Labor Dispute, increased 3.1% in 2025, compared to 2024, which was primarily due to our identical sales increase, excluding fuel and the Labor Dispute, of 2.9%. Identical sales, excluding fuel and the Labor Dispute, for 2025, compared to 2024, increased primarily due to increased pharmacy, eCommerce and Fresh sales and increased spend per item, partially offset by a reduction in the number of units sold.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations and Delivery solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We include Kroger Delivery sales from customer fulfillment centers in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters; closed facilities in which the delivery occurs in an existing Kroger supermarket geography remain in the identical sales calculation, while closed facilities in which the delivery does not occur in an existing Kroger supermarket geography are excluded from the identical sales calculation starting in the quarter the closure is announced. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following tables. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for 2025 and 2024.

Identical Sales

($ in millions)

	Excluding Adjusted Items(1)
	2025	2024(2)	2025	2024(2)
Excluding fuel	$130,966	$127,244	$131,227	$127,575
Excluding fuel	2.9%	1.5%	2.9%	1.5%
(1)	Identical sales, excluding fuel, were adjusted to exclude stores involved in the labor disputes in Colorado in the first quarter of 2025. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2025 and 2024 for stores involved in this labor dispute.
(2)	Identical sales, excluding fuel, for 2024 were calculated on a 52-week basis by excluding week 1 of fiscal 2023 in our 2023 identical sales base.

Gross Margin, LIFO and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 22.9% in 2025 and 22.3% in 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, sourcing improvements, lower shrink, lower supply chain costs and decreased fuel sales, which have a lower gross margin rate, partially offset by increased pharmacy sales, which have a lower gross margin rate, and increased price investments.

The following table provides the calculation of gross profit and gross margin in accordance with GAAP:

Gross Margin

($ in millions, except percentages)

	2025	2024
Sales	$147,642	$147,123
Merchandise costs, including advertising, warehousing and transportation and LIFO charge, excluding rent and depreciation and amortization	113,240	113,720
Rent	58	66
Depreciation and amortization	590	589
Gross profit	$33,754	$32,748

Gross margin	22.9%	22.3%

We define FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing and transportation expenses, but excluding the LIFO charge, rent and depreciation and amortization.

Our LIFO charge was $157 million in 2025, compared to $95 million in 2024. The increase in the LIFO charge was due to higher product cost inflation for 2025, compared to 2024.

Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel and the Labor Dispute, our FIFO gross margin rate increased 44 basis points in 2025, compared to 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower gross margin rate, sourcing improvements, lower shrink and lower supply chain costs, partially offset by increased pharmacy sales, which have a lower gross margin rate, and increased price investments. Excluding the effect of fuel, the Labor Dispute and Kroger Specialty Pharmacy, our FIFO gross margin rate increased 14 basis points in 2025, compared to 2024.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 19.2% in 2025 and 17.3% in 2024. The increase in 2025, compared to 2024, resulted primarily from the effect of decreased fuel sales, which increases our OG&A rate, as a percentage of sales, the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate to sales, the 2025 OG&A Adjusted Items, increased healthcare costs and increased multi-employer pension contributions, partially offset by the 2024 OG&A Adjusted Items, decreased incentive plan costs and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2025 OG&A Adjusted Items, the Labor Dispute and the 2024 OG&A Adjusted Items, our OG&A rate increased 29 basis points in 2025, compared to 2024. This increase resulted primarily from the sale of our Kroger Specialty Pharmacy business, which has a lower OG&A rate, as a percentage of sales, increased healthcare costs and increased multi-employer pension contributions, partially offset by decreased incentive plan costs and continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity.

Excluding the effect of fuel, Kroger Specialty Pharmacy, the 2025 OG&A Adjusted Items, the Labor Dispute and the 2024 OG&A Adjusted Items, our OG&A rate increased 7 basis points in 2025, compared to 2024.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for 2025 compared to 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense increased, as a percentage of sales, in 2025, compared to 2024. This increase was primarily due to the sale of our Kroger Specialty Pharmacy business, which has a lower depreciation & amortization rate to sales, partially offset by a reduction in depreciation and amortization expense due to the fulfillment network impairment charge.

Operating Profit and FIFO Operating Profit

Operating profit was $1.9 billion, or 1.28% of sales, for 2025, compared to $3.8 billion, or 2.62% of sales, for 2024. The results for 2025 include $2.5 billion of fulfillment network impairment and related charges. Operating profit, as a percentage of sales, decreased 134 basis points in 2025, compared to 2024, primarily due to increased OG&A expenses, depreciation and amortization expenses and the LIFO charge, as a percentage of sales, partially offset by a higher FIFO gross margin rate.

FIFO operating profit was $2.0 billion, or 1.39% of sales, for 2025, compared to $3.9 billion, or 2.68% of sales, for 2024. The results for 2025 include $2.5 billion of fulfillment network impairment and related charges. FIFO operating profit, as a percentage of sales, excluding the 2025 and 2024 Adjusted Items, increased 14 basis points in 2025, compared to 2024, primarily due to a higher FIFO gross margin rate, partially offset by increased OG&A expenses and depreciation and amortization expenses, as a percentage of sales.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2025 and 2024 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	2025	2024
Operating profit	$1,890	$3,849
LIFO charge	157	95

FIFO Operating profit	2,047	3,944

Adjustment for labor dispute charges	44	—
Adjustment for store closures	100	—
Adjustment for executive stock compensation for a former executive	(21)	—
Adjustment for merger-related costs(1)	—	684
Adjustment for merger-related litigation and settlement charges	161	—
Adjustment for property losses	—	25
Adjustment for opioid settlement charges and vendor reserves	(6)	(27)
Adjustment for impairment of intangible assets	50	30
Adjustment for severance charge and related benefits	47	32
Adjustment for fulfillment network impairment and related charges	2,497	—
Other	(14)	(14)

2025 and 2024 Adjusted items	2,858	730

Adjusted FIFO operating profit excluding the adjusted items above	$4,905	$4,674
(1)	Merger-related costs primarily include third-party professional fees and credit facility fees associated with the terminated merger with Albertsons Companies, Inc. (“Albertsons”).

Net Interest Expense

Net interest expense totaled $639 million in 2025, compared to $450 million in 2024. This increase resulted primarily from increased average total outstanding debt in 2025, compared to 2024, from the net proceeds of the senior notes issuance during the third quarter of 2024, and decreased interest income earned due to decreased balances of cash and temporary cash investments in 2025, compared to 2024, primarily due to the $5.0 billion we funded in 2024 under the accelerated share repurchase (“ASR”) transaction and the payment we made in 2024 to redeem $4.7 billion aggregate principal amount of the senior notes that included a special mandatory redemption feature following the termination of the merger with Albertsons.

Income Taxes

Our effective income tax rate was 14.7% in 2025 and 20.0% in 2024. The 2025 tax rate differed from the federal statutory rate due to a tax benefit from share-based payments, recognizing deferred tax assets related to the sale of Vitacost.com and the utilization of tax credits and deductions, partially offset by the effect of state income taxes. The 2024 tax rate differed from the federal statutory rate due to a tax benefit from recognizing deferred tax assets related to the sale of Kroger Specialty Pharmacy, the benefit from share-based payments and the utilization of tax credits, partially offset by the effect of state income taxes.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $1.54 per diluted share for 2025 represented a decrease of 58% compared to net earnings of $3.67 per diluted share for 2024. Excluding the 2025 and 2024 Adjusted Items, adjusted net earnings of $4.85 per diluted share for 2025 represented an increase of 9% compared to adjusted net earnings of $4.47 per diluted share for 2024. The increase in adjusted net earnings per diluted share resulted primarily from increased adjusted FIFO operating profit, excluding fuel, lower income tax expense and lower common shares outstanding, partially offset by increased net interest expense and an increased LIFO charge.

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

The following table provides a calculation of ROIC for 2025 and 2024 on a 52 week basis ($ in millions):

	Fiscal Year Ended
	January 31,	February 1,
	2026	2025
Return on Invested Capital
Numerator
Operating profit	$1,890	$3,849
LIFO charge	157	95
Depreciation and amortization	3,332	3,246
Rent	872	877
Adjustment for labor dispute charges	44	—
Adjustment for store closures	100	—
Adjustment for executive stock compensation for a former executive	(21)	—
Adjustment for merger-related costs	—	684
Adjustment for merger-related litigation and settlement charges	161	—
Adjustment for property losses	—	25
Adjustment for opioid settlement charges and vendor reserves	(6)	(27)
Adjustment for impairment of intangible assets	50	30
Adjustment for severance charge and related benefits	47	32
Adjustment for fulfillment network impairment and related charges	2,497	—
Adjusted ROIC operating profit	$9,123	$8,811

Denominator
Average total assets	$51,285	$51,561
Average taxes receivable(1)	(141)	(124)
Average LIFO reserve	2,479	2,357
Average accumulated depreciation and amortization(2)	35,525	33,397
Average accounts payable	(10,306)	(10,253)
Average accrued salaries and wages	(1,299)	(1,327)
Average other current liabilities	(3,751)	(3,551)
Average invested capital	$73,792	$72,060
Return on Invested Capital	12.36%	12.23%
(1)Taxes receivable were $198 as of January 31, 2026, $84 as of February 1, 2025 and $163 as of February 3, 2024.
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

Impairments of Long-Lived Assets

We monitor the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific asset groups, to the carrying value for those asset groups. If we identify impairment for long-lived assets to be held and used, we compare the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. We record impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. We recorded asset impairment and related charges totaling $2.7 billion for 2025. This includes store closure costs of $100 million, $77 million net of tax, related to the planned closing of approximately 60 stores, impairment of intangible assets of $50 million, $34 million net of tax, related to classifying a certain subsidiary as held for sale and charges of $2.5 billion, $1.9 billion net of tax, related to our fulfillment network not meeting operational or financial expectations, the planned closing of three automated fulfillment facilities and the cancellation of a planned site (see Note 19 to the Consolidated Financial Statements for additional details). We recorded asset impairments in the normal course of business totaling $98 million in 2024, which includes $25 million, $19 million net of tax, for property losses. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as OG&A expense.

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

Business Combinations

We account for business combinations using the acquisition method of accounting. All the assets acquired, liabilities assumed and amounts attributable to noncontrolling interests are recorded at their respective fair values at the date of acquisition once we obtain control of an entity. The determination of fair values of identifiable assets and liabilities involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in such instances, including the income approach. Significant estimates used in determining fair value include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill. See Note 2 to the Consolidated Financial Statements for further information about goodwill.

Goodwill

Our goodwill totaled $2.6 billion as of January 31, 2026. We review goodwill for impairment in the fourth quarter of each year and also upon the occurrence of triggering events. We perform reviews of each of our operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a multiple of earnings, or discounted projected future cash flows, and we compare fair value to the carrying value of a reporting unit for purposes of identifying potential impairment. We base projected future cash flows on management’s knowledge of the current operating environment and expectations for the future. We recognize goodwill impairment for any excess of a reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The annual evaluation of goodwill performed in 2025, 2024 and 2023 did not result in impairment for any of our reporting units. Based on current and future expected cash flows, we believe additional goodwill impairments are not reasonably likely. A 10% reduction in fair value of our reporting units would not indicate a potential for impairment of our goodwill balance.

For additional information relating to our results of the goodwill impairment reviews performed during 2025, 2024 and 2023, see Note 2 to the Consolidated Financial Statements.

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

We recognize expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP. We made cash contributions to these plans of $496 million in 2025, $398 million in 2024 and $635 million in 2023. The increase in 2025, compared to 2024, is due to an increase in required contributions to the UFCW Consolidated Pension Plan, primarily due to the exhaustion of prefunding credits that originated from incremental contributions we made to this plan in prior years. The decrease in 2024, compared to 2023, is due to the fulfillment of contractually obligated payments related to our commitments established when restructuring the UFCW International Union-Industry Variable Annuity Pension Plan agreement.

We continue to evaluate and address our potential exposure to under-funded multi-employer pension plans as it relates to our associates who are beneficiaries of these plans. These under-fundings are not our liability. When an opportunity arises that is economically feasible and beneficial to us and our associates, we may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the assets of the restructured multi-employer pension plan. The commitments from these restructurings do not change our debt profile as it relates to our credit rating since these off-balance sheet commitments are typically considered in our investment grade debt rating. We are currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and have sole investment authority over these assets. As we continue to work to find solutions to under-funded multi-employer pension plans, it is possible we could incur withdrawal liabilities for certain funds.

Based on the most recent information available to us, we believe the present value of actuarially accrued liabilities in most of these multi-employer plans exceeds the value of the assets held in trust to pay benefits, and we expect that our contributions to most of these funds will increase over the next few years. We have attempted to estimate the amount by which these liabilities exceed the assets, (i.e., the amount of underfunding), as of December 31, 2025. Because we are only one of a number of employers contributing to these plans, we also have attempted to estimate the ratio of our contributions to the total of all contributions to these plans in a year as a way of assessing our “share” of the underfunding. Nonetheless, the underfunding is not a direct obligation or liability of ours or of any employer.

As of December 31, 2025, we estimate our share of the underfunding of multi-employer pension plans to which we contribute was approximately $1.2 billion, $942 million net of tax. As of December 31, 2024, we estimate our share of the underfunding of multi-employer pension plans to which we contribute was approximately $1.9 billion, $1.4 billion net of tax. This represents a decrease in the estimated amount of underfunding of approximately $630 million, $482 million net of tax, as of December 31, 2025. The decrease in the amount of underfunding is primarily attributable to higher expected returns on assets in the funds as well as the receipt of American Rescue Plan Act (“ARP Act”) funding. Our estimate is based on the most current information available to us including actuarial evaluations and other data (that include the estimates of others), and such information may be outdated or otherwise unreliable.

We have made and disclosed this estimate not because this underfunding is a direct liability of ours. Rather, we believe the underfunding is likely to have important consequences. In the event we were to exit certain markets or otherwise cease making contributions to these plans, we could trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.

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

Under the ARP Act, eligible multi-employer plans can apply to receive a cash payment in the amount needed to pay pension benefits through the plan year ending 2051. At the end of 2025, we expect a certain multi-employer pension plan in which we participate, for which our estimated share of underfunding is approximately $38 million, $29 million net of tax, to receive funding in 2026, which may reduce a portion of our share of unfunded multi-employer pension plan liabilities.

See Note 15 to the Consolidated Financial Statements for more information relating to our participation in these multi-employer pension plans.

NEW ACCOUNTING STANDARDS

Refer to Note 20 and Note 21 to the Consolidated Financial Statements for recently adopted accounting standards and recently issued accounting standards not yet adopted as of January 31, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net (decrease) increase in cash and temporary cash investments for 2025 and 2024:

	Fiscal Year
	2025	2024
Net cash provided by (used by)
Operating activities	$7,311	$5,794
Investing activities	(3,914)	(3,228)
Financing activities	(4,022)	(490)
Net (decrease) increase in cash and temporary cash investments	$(625)	$2,076

Net cash provided by operating activities

We generated $7.3 billion of cash from operations in 2025, compared to $5.8 billion in 2024. The change in net earnings including noncontrolling interests is discussed in the Results of Operations section. Other significant items affecting net cash provided by operating activities include the following:

●	The fulfillment network impairment and related charges as a result of certain facility closures and the automated fulfillment network not meeting operational or financial expectations;

●	A decrease in deferred income taxes due to the fulfillment network impairment and related charges; and

●	Cash flows for accounts receivable were more favorable in 2025, compared to 2024, primarily due to a decrease in pharmacy receivables at the end of 2025, compared to 2024, driven by timing of cash receipts.

Cash paid for net interest increased in 2025, compared to 2024, primarily due to increased interest payments related to the $5.8 billion aggregate principal amount of senior notes issued in the third quarter of 2024 and not redeemed in the fourth quarter of 2024.

Net cash used by investing activities

Investing activities used cash of $3.9 billion in 2025, compared to $3.2 billion in 2024. The amount of cash used by investing activities increased in 2025, compared to 2024, primarily due to a decrease in net proceeds from the sale of businesses due to the sale of our Kroger Specialty Pharmacy business in 2024, a decrease in proceeds from the sale of assets due to the sale of an equity investment in 2024 and the letter of credit drawdown by Ocado International Holdings Limited and Ocado Group plc (“Ocado”) in the second quarter of 2025 under the Amended and Restated Partnership Framework Agreement, partially offset by decreased payments for property and equipment, including payments for lease buyouts.

Net cash used by financing activities

Cash used by financing activities was $4.0 billion in 2025, compared to $490 million in 2024. The amount of cash used by financing activities increased in 2025, compared to 2024, primarily due to decreased proceeds from the issuance of long-term debt, partially offset by decreased payments on long-term debt including obligations under finance leases, decreased treasury stock purchases and decreased unsettled accelerated share repurchases.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, totaled $3.9 billion in 2025 and $3.6 billion in 2024. Capital investments for the purchase of leased facilities totaled $33 million in 2025 and $51 million in 2024. Our capital priorities align directly with our value creation model and our target to consistently grow net earnings. We increased our capital investments in 2025, compared to 2024, reflecting increased capital spending on major storing projects for 2025 as well as projects that will be completed in future years. Our capital program includes store construction projects, initiatives to enhance the customer experience in stores, improve our process efficiency and enhance our digital capabilities through technology developments. These investments are expected to drive sales growth, expand our customer base in key markets, and improve operating efficiency by removing cost and waste from our business.

The table below shows our supermarket storing activity and our total supermarket square footage for 2025, 2024 and 2023:

Supermarket Storing Activity

	2025	2024	2023
Beginning of year	2,731	2,722	2,719
Opened	16	16	5
Opened (relocation)	4	7	2
Closed (operational)	(50)	(7)	(1)
Closed (relocation)	(4)	(7)	(3)
End of year	2,697	2,731	2,722

Total expansions(1)	9	6	3

Total remodels(2)	278	281	278

Total supermarket square footage (in millions)	180	182	180
(1)We define an expansion as a project that expands the square footage of a store by at least 5,000 square feet or 15,000 square feet for stores greater than 95,000 square feet prior to the expansion.
(2)We define a remodel as a project that is greater than or equal to a cost of $8 per square foot.

Debt Management

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $339 million to $17.6 billion as of year-end 2025, compared to year-end 2024. This decrease was primarily due to a reduction in obligations under finance leases as a result of the cash termination payment to Ocado.

Common Share Repurchase Programs

On December 23, 2025, we announced that our Board of Directors approved a $2.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including ASR transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2025 Repurchase Program”).

On December 11, 2024, we announced that our Board of Directors approved a $7.5 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including ASR transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2024 Repurchase Program”).

On December 6, 1999, our Board of Directors approved a share repurchase program to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (the “1999 Repurchase Program”). The 1999 Repurchase Program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.

On December 19, 2024, we entered into an ASR agreement with two financial institutions to reacquire, in aggregate, $5.0 billion in shares of Kroger common stock. During 2024, we funded $5.0 billion and received a $4.0 billion initial delivery of approximately 65.6 million Kroger common shares at an average price of $61.54 per share, which includes excise tax on the shares repurchased. Final delivery under the ASR agreement occurred during the third quarter of 2025. In total, we invested $5.0 billion to repurchase 75.6 million shares of Kroger common stock at an average price of $66.68 per share, which includes excise tax on the shares repurchased. The ASR agreement was completed under the December 2024 Repurchase Program.

During 2025, we invested $2.7 billion to repurchase 41.8 million shares of Kroger common stock at an average price of $65.21 per share, which includes excise tax on the shares repurchased. These shares were reacquired under the December 2024 Repurchase Program and the 1999 Repurchase Program. In addition, the final delivery under the ASR agreement occurred during the third quarter of 2025, which included the settlement of 10.0 million shares of Kroger common stock. During 2024, we invested $4.2 billion to repurchase 68.4 million shares of Kroger common stock at an average price of $61.31 per share, which includes excise tax on the shares repurchased. These shares were reacquired under the December 2024 Repurchase Program and the 1999 Repurchase Program. During 2023, we invested $62 million to repurchase 1.3 million shares of Kroger common stock at an average price of $46.98 per share. These shares were reacquired under the 1999 Repurchase Program.

Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The December 2025 Repurchase Program, the December 2024 Repurchase Program, and the 1999 Repurchase Program do not have any expiration dates, but may be suspended or terminated by our Board of Directors at any time.

Dividends

The following table provides dividend information for 2025 and 2024 ($ in millions, except per share amounts):

	2025	2024
Cash dividends paid	$885	$883
Cash dividends paid per common share	$1.34	$1.22

Liquidity Needs

We held cash and temporary cash investments of $3.3 billion, as of the end of 2025. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as our share repurchase programs and we will evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

The table below summarizes our short-term and long-term material cash requirements, based on year of maturity or settlement, as of January 31, 2026 (in millions of dollars):

	2026	2027	2028	2029	2030	Thereafter	Total
Contractual Obligations(1)(2)
Long-term debt(3)	$1,366	$606	$665	$557	$1,035	$11,646	$15,875
Interest on long-term debt(4)	735	705	693	661	636	10,160	13,590
Finance lease obligations	482	165	165	157	149	1,080	2,198
Operating lease obligations	962	914	852	792	742	5,859	10,121
Self-insurance liability(5)	387	161	127	87	52	99	913
Construction commitments(6)	1,071	—	—	—	—	—	1,071
Opioid settlement payments(7)	140	140	136	126	117	499	1,158
Purchase obligations(8)	992	368	152	102	27	137	1,778
Total	$6,135	$3,059	$2,790	$2,482	$2,758	$29,480	$46,704
(1)	The contractual obligations table excludes funding of pension and other postretirement benefit obligations, which totaled approximately $35 million in 2025. For additional information about these obligations, see Note 14 to the Consolidated Financial Statements. This table also excludes contributions under various multi-employer pension plans, which totaled $496 million in 2025. For additional information about these multi-employer pension plans, see Note 15 to the Consolidated Financial Statements.
(2)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing of future tax settlements cannot be determined.
(3)	As of January 31, 2026, we had no outstanding commercial paper and no borrowings under our credit facility.
(4)	Amounts include contractual interest payments using the interest rate as of January 31, 2026 and stated fixed and swapped interest rates, if applicable, for all other debt instruments.
(5)	The amounts include self-insurance liabilities related to workers’ compensation claims and general liability claims. Workers’ compensation claims have been stated on a present value basis.
(6)	Amounts include funds owed to third parties for projects currently under construction. These amounts are reflected in “Accounts payable” in our Consolidated Balance Sheets.
(7)	Amounts include scheduled opioid settlement commitments. For additional information about our opioid settlement charges, see Note 12 to the Consolidated Financial Statements.
(8)	Amounts include commitments, many of which are short-term in nature, to be utilized in the normal course of business, such as several contracts to purchase raw materials utilized in our food production plants and several contracts to purchase energy to be used in our stores and food production plants. Our obligations also include management fees for facilities operated by third parties and outside service contracts. Any upfront vendor allowances or incentives associated with outstanding purchase commitments are recorded as either current or long-term liabilities in our Consolidated Balance Sheets. We included our future commitments for customer fulfillment centers for which we have placed an order as of January 31, 2026. We did not include our commitments associated with additional customer fulfillment centers that have not yet been ordered.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of January 31, 2026, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and revolving credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, increase capacity of our Delivery solutions, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in 2025, see Note 5 to the Consolidated Financial Statements.

Factors Affecting Liquidity

We can currently borrow on a daily basis approximately $2.75 billion under our commercial paper program. At January 31, 2026, we had no outstanding commercial paper. Commercial paper borrowings are backed by our credit facility and reduce the amount we can borrow under the credit facility. If our short-term credit ratings fall, the ability to borrow under our current commercial paper program could be adversely affected for a period of time and increase our interest cost on daily borrowings under our commercial paper program. This could require us to borrow additional funds under the credit facility, under which we believe we have sufficient capacity. However, in the event of a ratings decline, we do not anticipate that our borrowing capacity under our commercial paper program would be any lower than $500 million on a daily basis. Factors that could affect our credit rating include changes in our operating performance and financial position, the state of the economy, conditions in the food retail industry and changes in our business model. Further information on the risks and uncertainties that can affect our business can be found in the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K. Although our ability to borrow under the credit facility is not affected by our credit rating, the interest cost and applicable margin on borrowings under the credit facility could be affected by a downgrade in our Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by Kroger. As of March 26, 2026, we had no commercial paper borrowings outstanding.

Our credit facility requires the maintenance of a Leverage Ratio (our “financial covenant”). A failure to maintain our financial covenant would impair our ability to borrow under the credit facility. This financial covenant is described below:

●	Our Leverage Ratio (the ratio of Net Debt to Adjusted EBITDA, as defined in the credit facility) was 1.54 to 1 as of January 31, 2026. If this ratio were to exceed 3.50 to 1, we would be in default of our revolving credit facility and our ability to borrow under the facility would be impaired.

Our credit facility is more fully described in Note 5 to the Consolidated Financial Statements. We were in compliance with our financial covenant at January 31, 2026.

As of January 31, 2026, we maintained a $2.75 billion, unsecured revolving credit facility that, unless extended, terminates on September 13, 2029. Outstanding borrowings under the credit facility, commercial paper borrowings, and some outstanding letters of credit reduce funds available under the credit facility. As of January 31, 2026, we had no outstanding commercial paper and no borrowings under our revolving credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $3 million as of January 31, 2026.

We maintain surety bonds related primarily to our self-insured workers’ compensation claims. These bonds are required by most states in which we are self-insured for workers’ compensation and are placed with predominately third-party insurance providers to insure payment of our obligations in the event we are unable to meet our claim payment obligations up to our self-insured retention levels. These bonds do not represent liabilities of ours, as we already have reserves on our books for the claims costs. Market changes may make the surety bonds more costly and, in some instances, availability of these bonds may become more limited, which could affect our costs of, or access to, such bonds. Although we do not believe increased costs or decreased availability would significantly affect our ability to access these surety bonds, if this does become an issue, we would issue letters of credit, in states where allowed, to meet the state bonding requirements. This could increase our cost or decrease the funds available under our credit facility if the letters of credit were issued against our credit facility. We had $617 million of outstanding surety bonds as of January 31, 2026. These surety bonds expire during fiscal year 2026 and are expected to be renewed.

We have standby letters of credit outstanding as part of our insurance program and for other business purposes. We had $29 million of outstanding standby letters of credit as of January 31, 2026. These standby letters of credit expire during fiscal year 2026 or early fiscal year 2027 and most are expected to be renewed. The letters of credit for our insurance program collateralize obligations to our insurance carriers in connection with the settlement of potential claims. Letters of credit do not represent liabilities of ours and are not reflected in our Consolidated Balance Sheets.

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

As of January 31, 2026 and February 1, 2025, we had no forward-starting interest rate swap agreements outstanding.

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

The tables below provide information about our underlying debt portfolio as of January 31, 2026 and February 1, 2025. The amounts shown for each year represent the contractual maturities of long-term debt, excluding finance leases, as of January 31, 2026, and February 1, 2025. Interest rates reflect the weighted average rate for the outstanding instruments. The variable rate debt is based on a reference rate using the forward yield curve as of January 31, 2026 and February 1, 2025. The Fair Value column includes the fair value of our debt instruments as of January 31, 2026 and February 1, 2025. We had no outstanding interest rate derivatives classified as fair value hedges as of January 31, 2026 and February 1, 2025. See Notes 5, 6 and 7 to the Consolidated Financial Statements.

	January 31, 2026
	Expected Year of Maturity
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate principal payments(1)	$(1,332)	$(616)	$(655)	$(554)	$(1,028)	$(11,734)	$(15,919)	$(14,884)
Average interest rate(1)	3.01%	3.68%	4.46%	7.69%	2.02%	5.04%
Variable rate principal payments	$(43)	$—	$(20)	$(11)	$(14)	$—	$(88)	$(91)
Average interest rate	5.19%	—	6.19%	5.94%	5.76%	—
(1)	The fixed rate principal payments exclude debt discounts and deferred financing costs of $132 million, of which $9 million is current and $123 million is long-term. The weighted average interest rate calculation excludes the effects of debt discounts and deferred financing costs.

	February 1, 2025
	Expected Year of Maturity
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value

	(in millions)
Debt
Fixed rate principal payments(1)	$(25)	$(1,311)	$(616)	$(663)	$(552)	$(12,735)	$(15,902)	$(14,497)
Average interest rate(1)	2.10%	3.00%	3.68%	4.43%	7.69%	4.79%
Variable rate principal payments	$(90)	$—	$—	$(22)	$(38)	$—	$(150)	$(151)
Average interest rate	2.87%	—	—	7.93%	6.17%	—
(1)	The fixed rate principal payments exclude debt discounts and deferred financing costs of $143 million, of which $11 million is current and $132 million is long-term. The weighted average interest rate calculation excludes the effects of debt discounts and deferred financing costs.

Based on our year-end 2025 variable rate debt levels, a 10 percent change in interest rates would be immaterial. See Note 6 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies.

Commodity Price Risk

We are subject to commodity price risk generated by our purchases of meat, seafood and dairy products, among other food items. We purchase, manufacture and sell various commodity related food products and risk arises from the price volatility of these commodities. The price and availability of these commodities directly affect our results of operations. To help manage or minimize the effect of commodity price risk exposure on our operations, we use a combination of pricing features embedded within supply contracts, such as fixed-price and price-to-be-fixed contracts, and have the ability to increase or decrease retail prices to our customers as commodity prices change.

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

We manage our exposure to diesel fuel price changes through the strategic use of diesel fuel hedge contracts. When we use fuel hedge contracts, it is primarily to manage our exposure to fluctuations in diesel fuel prices for our logistics operations. We do not enter into fuel hedge arrangements for trading purposes. As a matter of policy, all of our hedge positions are intended to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments generally are offset by reciprocal changes in the value of the underlying exposure. The diesel fuel hedge contracts we use are straightforward instruments with liquid markets. As of January 31, 2026, our outstanding diesel fuel hedge contracts had a total notional amount of $26 million. As of February 1, 2025, our outstanding diesel fuel hedge contracts had a total notional amount of $32 million. The fair value and effect to the Consolidated Statement of Operations of these contracts is insignificant.

We have entered into fixed price contracts to purchase electricity and natural gas for a portion of our energy needs. We expect to take delivery of these commitments in the normal course of business, and, as a result, these contracts qualify as normal purchases.

As of January 31, 2026 and February 1, 2025, we had no commodity derivative contracts outstanding other than the diesel fuel hedge contracts described above.

Equity Investment Risk

We are exposed to market price volatility for our equity investments in certain financial instruments, measured using Level 1 inputs, which are measured at fair value through net earnings. Fair value adjustments flow through “(Loss) gain on investments” in our Consolidated Statements of Operations. The change in fair value of certain Level 1 investments resulted in an unrealized loss of $41 million in 2025, $116 million in 2024 and $66 million in 2023. As of January 31, 2026, the fair value of our investments in certain Level 1 financial instruments was $142 million. As of January 31, 2026, a 10% change in the fair value of these investments would be approximately $14 million. For additional details on these investments, see Note 7 to the Consolidated Financial Statements.

Company-Sponsored Benefit Plans

We sponsor defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. Changes in interest rates affect our liabilities associated with these retirement plans, as well as the amount of expense recognized for these retirement plans. Increased interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. The target plan asset allocations are established based on our liability-driven investment (“LDI”) strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability. As of January 31, 2026 and February 1, 2025, our defined benefit pension plans had total investment assets of $2.3 billion. Declines in the fair value of plan assets could diminish the funded status of our defined benefit pension plans and potentially increase our requirement to make contributions to these plans. For additional details, see Note 14 to the Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements of The Kroger Co.

For the Fiscal Year Ended January 31, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Kroger Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kroger Co. and its subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Litigation Contingencies Related to Opioid Claims and Merger Termination

As described in Notes 12 and 18 to the consolidated financial statements, various claims and lawsuits arising in the normal course of business, including personal injury, contract disputes, employment discrimination, wage and hour and other regulatory claims are pending against the Company. Management continually evaluates the Company’s exposure to loss contingencies arising from pending or threatened litigation and believes the Company has made provisions where it is reasonably possible to estimate and when an adverse outcome is probable. The Company is one of dozens of companies that have been named in various lawsuits alleging that defendants contributed to create a public nuisance through the distribution and dispensing of opioids. On September 8, 2023, the Company announced that it reached an agreement in principle with plaintiffs to settle the majority of opioid claims that have been or could be brought against the Company by states in which it operates, subdivisions, and Native American tribes. On October 31, 2024, the Company determined that there is sufficient participation in the settlement by states and subdivisions and elected to proceed with the settlement. The settlement with states and subdivisions became effective on December 30, 2024, and the settlement with Native American tribes became effective on September 26, 2025. As of January 31, 2026, the Company has recorded $132 million and $981 million of the estimated settlement liability in other current liabilities and other long-term liabilities, respectively. Additionally, on December 10, 2024, Albertsons sued the Company for alleged breaches of the merger agreement and the implied covenant of good faith and fair dealing. Albertsons seeks payment of a $600 million termination fee that Albertsons alleges it is owed under the merger agreement, as well as additional damages. On March 17, 2025, the Company filed an answer denying the allegations in Albertsons’s complaint, and also filed counterclaims that seek recovery for breaches of the merger agreement by Albertsons.

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

/s/PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 31, 2026

We have served as the Company’s auditor since 1929.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

	January 31,	February 1,
(In millions, except par amounts)	2026	2025
ASSETS
Current assets
Cash and temporary cash investments	$3,334	$3,959
Store deposits in-transit	1,244	1,312
Receivables	2,192	2,195
FIFO inventory	9,445	9,442
LIFO reserve	(2,553)	(2,404)
Prepaid and other current assets	843	769
Total current assets	14,505	15,273

Property, plant and equipment, net	24,260	25,703
Operating lease assets	6,682	6,839
Intangibles, net	808	834
Goodwill	2,595	2,674
Other assets	1,103	1,293

Total Assets	$49,953	$52,616

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,802	$272
Current portion of operating lease liabilities	665	599
Accounts payable	10,488	10,124
Accrued salaries and wages	1,267	1,330
Other current liabilities	3,886	3,615
Total current liabilities	18,108	15,940

Long-term debt including obligations under finance leases	15,764	17,633
Noncurrent operating lease liabilities	6,461	6,578
Deferred income taxes	1,094	1,417
Pension and postretirement benefit obligations	421	387
Other long-term liabilities	2,169	2,380

Total Liabilities	44,017	44,335

Commitments and contingencies (see Note 12)

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2025 and 2024	1,918	1,918
Additional paid-in capital	3,907	3,087
Accumulated other comprehensive loss	(635)	(621)
Accumulated earnings	28,850	28,724
Common shares in treasury, at cost, 1,303 shares in 2025 and 1,258 shares in 2024	(28,113)	(24,823)

Total Shareowners’ Equity - The Kroger Co.	5,927	8,285
Noncontrolling interests	9	(4)

Total Equity	5,936	8,281

Total Liabilities and Equity	$49,953	$52,616

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 31, 2026, February 1, 2025 and February 3, 2024

	2025	2024	2023
(In millions, except per share amounts)	(52 weeks)	(52 weeks)	(53 weeks)
Sales	$147,642	$147,123	$150,039

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	113,240	113,720	116,675
Operating, general and administrative	28,308	25,431	26,252
Rent	872	877	891
Depreciation and amortization	3,332	3,246	3,125

Operating profit	1,890	3,849	3,096

Other income (expense)
Net interest expense (see Note 5)	(639)	(450)	(441)
Non-service component of company-sponsored pension plan (expense) benefits	(10)	12	30
(Loss) gain on investments	(41)	(148)	151
Gain on the sale of business	—	79	—

Net earnings before income tax expense	1,200	3,342	2,836

Income tax expense	176	670	667

Net earnings including noncontrolling interests	1,024	2,672	2,169
Net income attributable to noncontrolling interests	8	7	5

Net earnings attributable to The Kroger Co.	$1,016	$2,665	$2,164

Net earnings attributable to The Kroger Co. per basic common share	$1.55	$3.70	$2.99

Average number of common shares used in basic calculation	652	715	718

Net earnings attributable to The Kroger Co. per diluted common share	$1.54	$3.67	$2.96

Average number of common shares used in diluted calculation	655	720	725

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended January 31, 2026, February 1, 2025 and February 3, 2024

	2025	2024	2023
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
Net earnings including noncontrolling interests	$1,024	$2,672	$2,169

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	(25)	(37)	(46)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	3	(103)	183
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	8	8	6

Total other comprehensive (loss) income	(14)	(132)	143

Comprehensive income	1,010	2,540	2,312
Comprehensive income attributable to noncontrolling interests	8	7	5
Comprehensive income attributable to The Kroger Co.	$1,002	$2,533	$2,307

(1)	Amount is net of tax benefit of $(7) in 2025, $(11) in 2024 and $(14) in 2023.
(2)	Amount is net of tax (benefit) expense of $(31) in 2024 and $56 in 2023.
(3)	Amount is net of tax expense of $2 in 2025, $1 in 2024 and $2 in 2023.

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31, 2026, February 1, 2025 and February 3, 2024

	2025	2024	2023
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,024	$2,672	$2,169
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,332	3,246	3,125
Fulfillment network impairment and related charges	2,497	—	—
Asset impairment and store closure charges	187	98	69
Operating lease asset amortization	588	603	625
LIFO charge	157	95	113
Share-based employee compensation	157	175	172
Deferred income taxes	(330)	(102)	(155)
Gain on sale of business	—	(79)	—
Gain on sale of assets	(13)	(70)	(56)
Loss on investments	41	148	(151)
Other	1	20	69
Changes in operating assets and liabilities:
Store deposits in-transit	68	(97)	(88)
Receivables	113	(288)	14
Inventories	(86)	(144)	342
Prepaid and other current assets	8	(166)	72
Accounts payable	388	253	545
Accrued expenses	165	107	(222)
Income taxes receivable and payable	(115)	76	68
Operating lease liabilities	(529)	(609)	(695)
Other	(342)	(144)	772

Net cash provided by operating activities	7,311	5,794	6,788

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(3,855)	(4,017)	(3,904)
Proceeds from sale of assets	76	377	101
Net proceeds from sale of business	52	464	—
Other	(187)	(52)	53

Net cash used by investing activities	(3,914)	(3,228)	(3,750)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	43	10,502	15
Payments on long-term debt including obligations under finance leases	(540)	(4,883)	(1,301)
Dividends paid	(885)	(883)	(796)
Financing fees paid	—	(116)	—
Proceeds from issuance of capital stock	182	127	50
Treasury stock purchases	(2,699)	(4,156)	(62)
Unsettled accelerated share repurchases	—	(1,000)	—
Other	(123)	(81)	(76)

Net cash used by financing activities	(4,022)	(490)	(2,170)

Net (decrease) increase in cash and temporary cash investments	(625)	2,076	868

Cash and temporary cash investments:
Beginning of year	3,959	1,883	1,015
End of year	$3,334	$3,959	$1,883

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(3,855)	$(4,017)	$(3,904)
Payments for lease buyouts	33	51	—
Changes in construction-in-progress payables	(40)	343	344
Total capital investments, excluding lease buyouts	$(3,862)	$(3,623)	$(3,560)

Disclosure of cash flow information:
Cash paid during the year for net interest	$633	$252	$488
Cash paid during the year for income taxes	$635	$681	$751

The accompanying notes are an integral part of the consolidated financial statements.

THE KROGER CO.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended January 31, 2026, February 1, 2025 and February 3, 2024

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 28, 2023	1,918	$1,918	$3,805	1,202	$(20,650)	$(632)	$25,601	$(28)	$10,014
Issuance of common stock:
Stock options exercised	—	—	—	(2)	50	—	—	—	50
Restricted stock issued	—	—	(163)	(3)	88	—	—	—	(75)
Treasury stock activity:
Stock options exchanged	—	—	—	1	(62)	—	—	—	(62)
Share-based employee compensation	—	—	172	—	—	—	—	—	172
Other comprehensive income net of tax of $44	—	—	—	—	—	143	—	—	143
Other	—	—	108	—	(108)	—	—	9	9
Cash dividends declared ($1.13 per common share)	—	—	—	—	—	—	(819)	—	(819)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,164	5	2,169

Balances at February 3, 2024	1,918	$1,918	$3,922	1,198	$(20,682)	$(489)	$26,946	$(14)	$11,601
Issuance of common stock:
Stock options exercised	—	—	—	(3)	127	—	—	—	127
Restricted stock issued	—	—	(176)	(3)	92	—	—	—	(84)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	(1,000)	66	(4,038)	—	—	—	(5,038)
Stock options exchanged	—	—	—	—	(156)	—	—	—	(156)
Share-based employee compensation	—	—	175	—	—	—	—	—	175
Other comprehensive loss net of tax of $(41)	—	—	—	—	—	(132)	—	—	(132)
Other	—	—	166	—	(166)	—	—	3	3
Cash dividends declared ($1.25 per common share)	—	—	—	—	—	—	(887)	—	(887)
Net earnings including non-controlling interests	—	—	—	—	—	—	2,665	7	2,672

Balances at February 1, 2025	1,918	$1,918	$3,087	1,258	$(24,823)	$(621)	$28,724	$(4)	$8,281
Issuance of common stock:
Stock options exercised	—	—	—	(5)	182	—	—	—	182
Restricted stock issued	—	—	(172)	(2)	90	—	—	—	(82)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	655	48	(3,154)	—	—	—	(2,499)
Stock options exchanged	—	—	—	4	(228)	—	—	—	(228)
Share-based employee compensation	—	—	157	—	—	—	—	—	157
Other comprehensive loss net of tax of $(5)	—	—	—	—	—	(14)	—	—	(14)
Other	—	—	180	—	(180)	—	—	5	5
Cash dividends declared ($1.37 per common share)	—	—	—	—	—	—	(890)	—	(890)
Net earnings including non-controlling interests	—	—	—	—	—	—	1,016	8	1,024

Balances at January 31, 2026	1,918	$1,918	$3,907	1,303	$(28,113)	$(635)	$28,850	$9	$5,936

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in preparing these financial statements.

Description of Business, Basis of Presentation and Principles of Consolidation

The Kroger Co. (the “Company”) was founded in 1883 and incorporated in 1902. The Company is a food and drug retailer that operates 2,697 supermarkets, 2,250 pharmacies and 1,731 fuel centers in 35 states and the District of Columbia while also operating online through a digital ecosystem to offer customers an omnichannel shopping experience.  The Company also manufactures and processes food for sale by its supermarkets and online.  The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries and other consolidated entities.  Intercompany transactions and balances have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest January 31.  The last three fiscal years consist of the 52-week period ended January 31, 2026, the 52-week period ended February 1, 2025 and the 53-week period ended February 3, 2024.

Pervasiveness of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period is also required.  Actual results could differ from those estimates.

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

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  In total, approximately 91% of inventories in 2025 and 92% of inventories in 2024 were valued using the LIFO method.  The remaining inventories, including substantially all fuel inventories, are stated at the lower of cost (on a first-in, first-out “FIFO” basis) or net realizable value. Replacement cost was higher than the carrying amount by $2,553 at January 31, 2026 and $2,404 at February 1, 2025.  The Company follows the Link-Chain, Dollar-Value LIFO method for purposes of calculating its LIFO charge.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under finance leases, is computed principally using the straight-line method over the estimated useful lives of individual assets. Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years. Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Food production plant, fulfillment center and distribution center equipment is depreciated over lives varying from three to 15 years. Information technology assets are generally depreciated over three to five years.  Depreciation and amortization expense was $3,332 in 2025, $3,246 in 2024, and $3,125 in 2023.

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

Lease terms generally range from 10 to 20 years with options to renew for varying terms at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities or insurance and maintenance. Operating lease payments are charged on a straight-line basis to rent expense over the lease term and finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Assets under finance leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term, if shorter. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. See Note 9 for additional information on leases.

Goodwill

The Company reviews goodwill for impairment during the fourth quarter of each year, or earlier upon the occurrence of a triggering event. The Company performs reviews of each of its operating divisions and other consolidated entities (collectively, “reporting units”) that have goodwill balances. Generally, fair value is determined using a market multiple model, or discounted projected future cash flows, and is compared to the carrying value of a reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Results of the goodwill impairment reviews performed during 2025, 2024, and 2023 are summarized in Note 2.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a triggering event occurs, an impairment calculation is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates related to specific asset groups, to the carrying value for those asset groups. If the Company identifies impairment for long-lived assets to be held and used, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values or discounted future cash flows. The Company records impairment when the carrying value exceeds fair market value. With respect to owned property and equipment held for disposal, the value of the property and equipment is adjusted to reflect recoverable values based on previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of the carrying value over the estimated fair market value, reduced by estimated direct costs of disposal. The Company recorded asset impairment and related charges totaling $2,684 for 2025. This includes store closure costs of $100, $77 net of tax, related to the planned closing of approximately 60 stores, impairment of intangible assets of $50, $34 net of tax, related to classifying a certain subsidiary as held for sale and charges of $2,497, $1,908 net of tax, related to our fulfillment network not meeting operational or financial expectations, the planned closing of three automated fulfillment facilities and the cancellation of a planned site (see Note 19 for additional details). The Company recorded asset impairments in the normal course of business totaling $98 in 2024, which includes $25, $19 net of tax, for property losses. The Company recorded asset impairments in the normal course of business totaling $69 in 2023. Costs to reduce the carrying value of long-lived assets for each of the years presented have been included in the Consolidated Statements of Operations as operating, general and administrative (“OG&A”) expense.

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

As of January 31, 2026 and February 1, 2025, the Company had $277 and $294 in “Accounts payable,” respectively, associated with financing arrangements.

The following table summarizes the changes in the Company’s outstanding obligations under this financing arrangement through January 31, 2026:

	2025	2024
Balance at the beginning of the year	$294	$325
Invoices confirmed during the year	1,473	1,797
Confirmed invoices paid during the year	(1,490)	(1,828)
Balance at the end of the year	$277	$294

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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  As of January 31, 2026, the years ended January 29, 2022 and forward remain open for review for federal income tax purposes.

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

The following table summarizes the changes in the Company’s self-insurance liability through January 31, 2026:

	2025	2024	2023
Beginning balance	$843	$761	$712
Expense(1)	457	427	330
Claim payments	(387)	(345)	(281)
Ending balance	913	843	761
Less: Current portion	(387)	(345)	(281)
Long-term portion	$526	$498	$480
(1)	The increase in 2025, compared to 2024, and the increase in 2024, compared to 2023, were the result of higher claim costs.

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

The Company also maintains insurance coverages for certain risks, including cyber exposure and property-related losses. The Company’s insurance coverage begins for these exposures ranging from $20 to $30.

Revenue Recognition

Sales

The Company recognizes revenues from the retail sale of products, net of sales taxes, at the point of sale. Pharmacy sales are recorded when the product is provided to the customer. eCommerce-originated sales are recognized either upon pickup in store or upon delivery to the customer. Amounts billed to a customer related to shipping and delivery represent revenues earned for the goods provided and are classified as sales.  When shipping is discounted, it is recorded as an adjustment to sales. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold. Discounts provided by vendors, usually in the form of coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a receivable from the vendor for the difference in sales price and cash received. For merchandise sold in one of the Company’s stores or online, tender is accepted at the point of sale. The Company acts as principal in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. The Company records revenue and related costs on a gross basis for these arrangements.  For pharmacy sales, collection of third-party receivables is typically expected within three months or less from the time of purchase. The third-party receivables from pharmacy sales are recorded in “Receivables” in the Company’s Consolidated Balance Sheets and were $631 as of January 31, 2026 and $622 as of February 1, 2025.

Gift Cards and Gift Certificates

The Company does not recognize revenue when it sells its own gift cards and gift certificates (collectively “gift cards”). Rather, it records a deferred revenue liability equal to the amount received. A sale is then recognized when the gift cards are redeemed to purchase the Company’s products. The Company’s gift cards do not expire. While gift cards are generally redeemed within 12 months, some are never fully redeemed. The Company recognizes gift card breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards. The Company’s gift card deferred revenue liability was $286 as of January 31, 2026 and $256 as of February 1, 2025.

Disaggregated Revenues

The following table presents sales revenue by type of product for the years ended January 31, 2026, February 1, 2025, and February 3, 2024:

	2025		2024(3)		2023(3)
	Amount	% of total	Amount	% of total	Amount	% of total
Non perishable(1)	$77,569	52.5%	$77,080	52.4%	$78,215	52.1%
Fresh(2)	37,189	25.2%	36,317	24.7%	36,568	24.4%
Supermarket fuel	13,584	9.2%	14,973	10.2%	16,621	11.1%
Pharmacy	18,171	12.3%	15,691	10.6%	14,406	9.6%
Other(4)	1,129	0.8%	3,062	2.1%	4,229	2.8%

Total Sales	$147,642	100%	$147,123	100%	$150,039	100%
(1)	Consists primarily of grocery, general merchandise, health and beauty care and natural foods.
(2)	Consists primarily of produce, floral, meat, seafood, deli, bakery and fresh prepared.
(3)	2024 and 2023 revenues by category have been reclassified to conform to the 2025 presentation.
(4)	Consists primarily of sales related to third-party media revenue, data analytic services, specialty pharmacy and in-store health clinics. The decrease in 2025, compared to 2024, and the decrease in 2024, compared to 2023, are primarily due to the disposal of Kroger Specialty Pharmacy, partially offset by an increase in third-party media revenue.

Merchandise Costs

The “Merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; advertising costs (see separate discussion below); inbound freight charges; warehousing costs, including receiving and inspection costs; transportation costs and food production costs.  Warehousing, transportation and manufacturing management salaries are also included in the “Merchandise costs” line item; however, purchasing management salaries and administration costs are included in the “OG&A” line item along with most of the Company’s other managerial and administrative costs.  Shipping and delivery costs associated with the Company’s eCommerce offerings originating from non-retail store locations are included in the “Merchandise costs” line item. Rent expense and depreciation and amortization expense are shown separately in the Consolidated Statements of Operations.

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

Advertising Costs

The Company’s advertising costs are recognized in the periods the related expenses are incurred and are included in the “Merchandise costs” line item of the Consolidated Statements of Operations. The Company’s advertising costs totaled $1,180 in 2025, $1,171 in 2024 and $1,089 in 2023. The Company does not record vendor allowances for co-operative advertising as a reduction of advertising expense.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Shipping and delivery costs associated with the Company's eCommerce offerings originating from retail store locations, including third-party delivery fees, are included in the “OG&A” line item of the Consolidated Statements of Operations. Rent expense, depreciation and amortization expense and interest expense are shown separately in the Consolidated Statement of Operations.

Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.

2.	GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s net goodwill balance through January 31, 2026:

	2025	2024
Balance beginning of year
Goodwill	$5,385	$5,737
Accumulated impairment losses	(2,711)	(2,821)
Subtotal	2,674	2,916

Activity during the year
Held for sale adjustment (see Note 7)	(79)	—
Sale of Kroger Specialty Pharmacy (see Note 17)	—	(242)

Balance end of year
Goodwill	5,146	5,385
Accumulated impairment losses	(2,551)	(2,711)
Total Goodwill	$2,595	$2,674

Testing for impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill and indefinite-lived intangible assets was performed during the fourth quarter of 2025, 2024, and 2023. The evaluation did not result in impairment in 2025 or 2023. The evaluation resulted in an impairment of indefinite-lived trade name assets in 2024.

The following table summarizes the Company’s intangible assets balance through January 31, 2026:

	2025		2024
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization(1)	amount	amortization(1)
Definite-lived pharmacy prescription files	$289	$(203)	$247	$(183)
Definite-lived customer relationships(2)	—	—	148	(145)
Definite-lived other(2)	67	(55)	106	(92)
Indefinite-lived trade name	611	—	655	—
Indefinite-lived liquor licenses	99	—	98	—

Total	$1,066	$(258)	$1,254	$(420)
(1)	Pharmacy prescription files are amortized to merchandise costs, customer relationships are amortized to depreciation and amortization expense and other intangibles are amortized to OG&A expense and depreciation and amortization expense.
(2)	The reduction of these definite-lived intangible assets between 2025 and 2024 are primarily the result of the sale of Vitacost.com and the classification of a certain subsidiary as held for sale in 2025.

Based on the results of the Company’s impairment assessment in the fourth quarter of 2024, a $30, $24 net of tax, impairment was recognized for indefinite-lived trade names.

Amortization expense associated with intangible assets totaled approximately $30, $30, and $42, during fiscal years 2025, 2024, and 2023, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets for the years subsequent to 2025 is estimated to be approximately:

2026	$18
2027	17
2028	17
2029	16
2030	14
Thereafter	16

Total future estimated amortization associated with definite-lived intangible assets	$98

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of:

	2025	2024
Land	$3,624	$3,609
Buildings and land improvements	16,754	16,100
Equipment	21,130	21,082
Leasehold improvements	13,747	13,287
Construction-in-progress	2,820	3,162
Leased property under finance leases	1,948	2,832

Total property, plant and equipment	60,023	60,072
Accumulated depreciation and amortization	(35,763)	(34,369)

Property, plant and equipment, net	$24,260	$25,703

Accumulated depreciation and amortization for leased property under finance leases was $1,038 at January 31, 2026 and $915 at February 1, 2025.

Capitalized implementation costs associated with cloud computing arrangements of $246, net of accumulated amortization of $143, and $270, net of accumulated amortization of $97, are included in “Other assets” in the Company’s Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025, respectively. The corresponding cash flows related to these arrangements are included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

4.	TAXES BASED ON INCOME

The provision for taxes based on income consists of:

	2025	2024	2023
Federal
Current	$333	$598	$707
Deferred	(217)	(62)	(130)

Subtotal federal	116	536	577

State and local
Current	79	97	114
Deferred	(50)	13	(24)

Subtotal state and local	29	110	90

Foreign
Current	31	24	—

Total	$176	$670	$667

A reconciliation of the U.S federal statutory tax rate to the Company’s effective income tax rate in accordance with the updated requirements of ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” is as follows:

	2025
	Amount	% of total
U.S. Federal statutory tax rate	$252	21.0%
State and Local income taxes, net of Federal income tax effect(1)	23	1.9%
Foreign tax effect - Switzerland	31	2.6%
Tax credits
Foreign tax credit - Switzerland	(31)	(2.6)%
Work opportunity tax credits	(13)	(1.1)%
Other tax credits	(4)	(0.3)%
Nontaxable or nondeductible items
Excess tax benefits from share-based payments	(34)	(2.8)%
Other nontaxable or nondeductible items	(9)	(0.8)%
Changes in unrecognized tax benefits	(9)	(0.7)%
Other
Tax benefit from the sale of Vitacost.com	(30)	(2.5)%

Effective income tax rate	$176	14.7%
(1)	State taxes in Oregon and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category for 2025.

As previously disclosed for the tax years 2024 and 2023, prior to the adoption of ASU 2023-09, a reconciliation of the U.S federal statutory tax rate to the effective income tax rate follows:

	2024	2023
U.S. Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.6	2.5
Credits	(0.8)	(1.1)
Resolution of tax audit examinations	(0.2)	—
Excess tax benefits from share-based payments	(0.9)	(0.7)
Non-deductible legal settlements	(0.1)	1.4
Non-deductible executive compensation	0.2	0.3
Tax benefit from sale of Kroger Specialty Pharmacy	(0.9)	—
Other changes, net	(0.9)	0.1

Effective income tax rate	20.0%	23.5%

The 2025 tax rate differed from the federal statutory rate due to a tax benefit from share-based payments, recognizing deferred tax assets related to the sale of Vitacost.com and the utilization of tax credits and deductions, partially offset by the effect of state income taxes.

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

The tax effects of significant temporary differences that comprise tax balances were as follows:

	2025	2024
Deferred tax assets:
Compensation related costs	$334	$338
Lease liabilities	2,015	2,126
Closed store reserves	154	58
Net operating loss, credit and other carryforwards	113	70
Deferred income	60	83
Legal settlements	238	303
Allowance for uncollectible receivables	23	24
Other	126	44

Subtotal	3,063	3,046
Valuation allowance	(72)	(54)

Total deferred tax assets	2,991	2,992

Deferred tax liabilities:
Depreciation and amortization	(1,894)	(1,895)
Operating lease assets	(1,670)	(2,002)
Insurance related costs	(240)	(229)
Inventory related costs	(270)	(283)

Total deferred tax liabilities	(4,074)	(4,409)

Net deferred tax liabilities	$(1,083)	$(1,417)

As of January 31, 2026, deferred tax assets of $11 are included in “Other Assets” in the Company’s Consolidated Balance Sheets.

At January 31, 2026, the Company had net operating loss carryforwards for state income tax purposes of $1,655. The majority of these net operating loss carryforwards expire from 2026 through 2045.  The utilization of certain of the Company’s state net operating loss carryforwards may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state net operating losses.

At January 31, 2026, the Company had state credit carryforwards of $6 that expire from 2026 through 2039.  The utilization of certain of the Company’s credits may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its state credits.

At January 31, 2026, the Company had a capital loss carryforward for federal income tax purposes of $165 that expires in 2030. The utilization of certain of the Company’s capital loss may be limited in a given year. Further, based on the analysis described below, the Company has recorded a valuation allowance against some of the deferred tax assets resulting from its capital loss.

The Company regularly reviews all deferred tax assets on a tax filer and jurisdictional basis to estimate whether these assets are more likely than not to be realized based on all available evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting. Unless deferred tax assets are more likely than not to be realized, a valuation allowance is established to reduce the carrying value of the deferred tax asset until such time that realization becomes more likely than not. Increases and decreases in these valuation allowances are included in "Income tax expense" in the Consolidated Statements of Operations. As of January 31, 2026, February 1, 2025, and February 3, 2024, the total valuation allowance was $72, $54, and $55, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including positions affecting only the timing of tax benefits, is as follows:

	2025	2024	2023
Beginning balance	$102	$90	$93
Additions based on tax positions related to the current year	8	11	10
Additions for tax positions of prior years	2	12	3
Reductions for tax positions of prior years	(2)	—	(9)
Settlements	(10)	(4)	(1)
Lapse of statute	(13)	(7)	(6)
Ending balance	$87	$102	$90

As of January 31, 2026, February 1, 2025, and February 3, 2024 the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $57, $70, and $62 respectively.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense. During the years ended February 1, 2025 and February 3, 2024, the Company recognized approximately $4 and $1, respectively, in interest and penalties. During the year ended January 31, 2026, the Company did not recognize any interest and penalties. The Company had accrued approximately $20, $19, and $15 for the payment of interest and penalties as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively.

As of January 31, 2026, the years ended January 29, 2022 and forward remain open for review for federal income tax purposes.

The components of cash paid for income taxes, net of refunds, are as follows:

2025
Federal	$512
State	85
Switzerland	38

Total cash taxes paid, net of refunds	$635

Income taxes paid (net of refunds) did not exceed five percent of total income taxes paid (net of refunds) in any jurisdiction other than in Switzerland.

5.	DEBT OBLIGATIONS

Long-term debt consists of:

	January 31,	February 1,
	2026	2025
1.70% to 8.00% Senior Notes due through 2064	$14,864	$14,854
Other	1,011	1,055

Total debt, excluding obligations under finance leases	15,875	15,909
Less current portion	(1,366)	(104)

Total long-term debt, excluding obligations under finance leases	$14,509	$15,805

In 2024, the Company issued $10,500 of senior notes to pay a portion of the cash consideration for its proposed merger with Albertsons and general corporate purposes. The Company repaid certain senior notes of $4,700 that were subject to a special mandatory redemption due to the termination of the merger. See Note 18 for additional information related to these issuances and repayments.

On September 13, 2024, the Company entered into an unsecured revolving credit facility (the “Credit Agreement”), with a termination date of September 13, 2029, unless extended as permitted under the Credit Agreement. The Credit Agreement amended the agreement governing the Company’s $2,750 credit facility that would otherwise have terminated on July 6, 2026. Under the Credit Agreement, the aggregate amount of initial commitments under the revolving credit facility is $2,750, which could have been increased by $2,250 to $5,000 upon the closing date of the proposed merger with Albertsons (such additional commitments, the “Albertsons Closing Date Additional Commitments”). Concurrently with the termination of the merger agreement (the “Merger Agreement”) with Albertsons on December 11, 2024, the Albertsons Closing Date Additional Commitments were automatically terminated in accordance with the terms of the Credit Agreement. On and after December 11, 2024, the amount of outstanding commitments under the Credit Agreement is $2,750.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a market spread, based on the Company’s Public Debt Rating or (ii) the base rate, defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) Wells Fargo’s prime rate, and (c) one month Term SOFR plus 1.0%, plus a market rate spread based on the Company’s Public Debt Rating. The Company will also pay a Commitment Fee based on its Public Debt Rating and Letter of Credit fees equal to a market rate spread based on the Company’s Public Debt Rating. “Public Debt Rating” means, as of any date, the rating that has been most recently announced by either S&P or Moody’s, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company.

The Credit Agreement contains a covenant, which, among other things, requires the maintenance of a leverage ratio of not greater than 3.50:1.00. The Company may repay the Credit Agreement in whole or in part at any time without premium or penalty. The Credit Agreement is not guaranteed by the Company’s subsidiaries.

Cash paid for interest expense related to long term debt including obligations under finance leases was $832, $554 and $636 for 2025, 2024 and 2023, respectively. Interest income of approximately $199, $311 and $118 for 2025, 2024 and 2023, respectively, is included in “Net interest expense” in the Company’s Consolidated Statements of Operations.

See Note 18 for additional information about the Company’s unsecured bridge term loan facility, term loan credit agreement and completed senior notes issuance related to the terminated Albertsons merger.

As of January 31, 2026 and February 1, 2025, Other debt consisted primarily of a financial obligation related to a sale transaction for properties that did not qualify for sale-leaseback accounting treatment in 2021.

As of January 31, 2026 and February 1, 2025, the Company had no commercial paper borrowings and no borrowings under the Credit Agreement.

As of January 31, 2026, the Company had outstanding letters of credit in the amount of $29, of which $3 reduces funds available under the Credit Agreement. As of February 1, 2025, the Company had outstanding letters of credit in the amount of $261, of which $1 reduces funds available under the Credit Agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Most of the Company’s outstanding publicly issued debt is subject to early redemption at varying times and premiums, at the option of the Company.

The aggregate annual maturities and scheduled payments of long-term debt, as of year-end 2025, and for the years subsequent to 2025 are:

2026	$1,366
2027	606
2028	665
2029	557
2030	1,035
Thereafter	11,646

Total debt	$15,875

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Interest Rate Swaps

The Company did not have any outstanding interest rate derivatives classified as fair value hedges as of January 31, 2026 or February 1, 2025.

Cash Flow Forward-Starting Interest Rate Swaps

The Company did not have any outstanding forward-starting interest rate swaps as of January 31, 2026 or February 1, 2025.

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

The following table summarizes the effect of the Company’s derivative instruments designated as cash flow hedges for 2025, 2024, and 2023:

	Year-To-Date
	Amount of Gain/(Loss) in			Amount of Gain/(Loss)
Derivatives in Cash Flow Hedging	AOCI on Derivative			Reclassified from AOCI into Income			Location of Gain/(Loss)
Relationships	2025	2024	2023	2025	2024	2023	Reclassified into Income
Forward-Starting Interest Rate Swaps, net of tax(1)	$(26)	$(34)	$60	$(8)	$(8)	$(6)	Net interest expense

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

For items carried at (or adjusted to) fair value in the consolidated financial statements, the following tables summarize the fair value of these instruments at January 31, 2026 and February 1, 2025:

January 31, 2026 Fair Value Measurements Using

	Quoted Prices in
	Active Markets
	for Identical	Significant Other
	Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
Marketable Securities	$244	$—	$244
Commodity Contracts	—	1	1
Total	$244	$1	$245

February 1, 2025 Fair Value Measurements Using

	Quoted Prices in
	Active Markets
	for Identical	Significant Other
	Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
Marketable Securities	$274	$—	$274
Commodity Contracts	—	(1)	(1)
Total	$274	$(1)	$273

The Company values interest rate hedges using observable forward yield curves. These forward yield curves are classified as Level 2 inputs.

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of goodwill, other intangible assets, long-lived assets and in the valuation of store lease exit costs. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, and as circumstances indicate the possibility of impairment. See Note 2 for further discussion related to the Company’s carrying value of goodwill. As of January 31, 2026, the Company classified a certain subsidiary as held for sale.  This subsidiary is reported at the lower of its carrying value or fair value less cost to sell, which is determined using Level 3 inputs. In 2025, assets held for sale with a carrying amount of $275 were written down to their fair value of $225, resulting in impairment of intangible assets of $50, $34 net of tax.  In 2025, long-lived assets with a carrying amount of $212 were written down to their fair value of $75, resulting in an impairment charge of $137, which includes store closure costs of $100, $77 net of tax, related to the planned closing of approximately 60 stores. Additionally, the Company recorded charges of $2,497, $1,908 net of tax, related to our fulfillment network not meeting operational or financial expectations, the planned closing of three automated fulfillment facilities and the cancellation of a planned site (see Note 19 for additional details).  In 2024, long-lived assets with a carrying amount of $229 were written down to their fair value of $131, resulting in an impairment charge of $98, which includes $25, $19 net of tax, for property losses.  Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 1 for further discussion of the Company’s policies for impairments of long-lived assets and valuation of store lease exit costs.

Fair Value of Other Financial Instruments

Current and Long-term Debt

The fair value of the Company’s long-term debt, including current maturities, was estimated using Level 2 inputs based on the quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at respective year-ends. At January 31, 2026, the fair value of total debt excluding obligations under finance leases was $14,975 compared to a carrying value of $15,875. At February 1, 2025, the fair value of total debt excluding obligations under finance leases was $14,648 compared to a carrying value of $15,909.

Cash and Temporary Cash Investments, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value due to their short-term nature.

Other Assets

The fair value of certain financial instruments, measured using Level 1 inputs, was $142 and $183 as of January 31, 2026 and February 1, 2025, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The unrealized loss for these Level 1 investments was approximately $41 and $116 for 2025 and 2024, respectively, and is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

In 2024, the Company fully exited its position in a Level 1 equity investment, receiving proceeds totaling approximately $303, resulting in a realized gain of $23, which is included in “(Loss) gain on investments” in the Company’s Consolidated Statements of Operations.

The Company held other equity investments without a readily determinable fair value. These investments are measured initially at cost and remeasured for observable price changes to fair value through net earnings. The value of these investments was $105 and $96 as of January 31, 2026 and February 1, 2025, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. There were no material observable price changes or impairments for these investments without a readily determinable fair value during 2025 or 2024, and as such, they are excluded from the fair value measurements table above for January 31, 2026 and February 1, 2025.

The following table presents the Company’s remaining other assets as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
Other Assets
Equity method and other long-term investments	$319	$314
Notes receivable	82	75
Prepaid deposits under certain contractual arrangements(1)	—	201
Implementation costs related to cloud computing arrangements	246	270
Funded asset status of pension plans	43	24
Other	166	130
Total	$856	$1,014
(1)	The Company recorded impairment and related charges related to the Company’s automated fulfillment network (see Note 19 for additional details). Due to this impairment, there are no remaining prepaid deposits under certain contractual arrangements as of January 31, 2026.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the years ended January 31, 2026 and February 1, 2025:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 3, 2024	$60	$(549)	$(489)
OCI before reclassifications(2)	(103)	(33)	(136)
Amounts reclassified out of AOCI(3)	8	(4)	4
Net current-period OCI	(95)	(37)	(132)
Balance at February 1, 2025	$(35)	$(586)	$(621)

Balance at February 1, 2025	$(35)	$(586)	$(621)
OCI before reclassifications(2)	3	(28)	(25)
Amounts reclassified out of AOCI(3)	8	3	11
Net current-period OCI	11	(25)	(14)
Balance at January 31, 2026	$(24)	$(611)	$(635)
(1)	All amounts are net of tax.
(2)	Net of tax of $(10) and $(31) for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 1, 2025. Net of tax of $(8) for pension and postretirement defined benefit as of January 31, 2026.
(3)	Net of tax of $(1) and $1 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of February 1, 2025. Net of tax of $1 and $2 for pension and postretirement defined benefit plans and cash flow hedging activities, respectively, as of January 31, 2026.

The following table represents the items reclassified out of AOCI and the related tax effects for the years ended January 31, 2026, February 1, 2025 and February 3, 2024:

	For the year ended	For the year ended	For the year ended
	January 31, 2026	February 1, 2025	February 3, 2024

Cash flow hedging activity items:
Amortization of gains and losses on cash flow hedging activities(1)	$10	$9	$8
Tax expense	(2)	(1)	(2)
Net of tax	8	8	6

Pension and postretirement defined benefit plan items:
Amortization of amounts included in net periodic pension cost(2)	4	(5)	(14)
Tax expense	(1)	1	3
Net of tax	3	(4)	(11)
Total reclassifications, net of tax	$11	$4	$(5)
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension expense.

9.	LEASES AND LEASE-FINANCED TRANSACTIONS

The Company leases certain store real estate, warehouses, distribution centers, fulfillment centers, office space and equipment. The Company operates in leased facilities in approximately half of its store locations, with lease terms that generally range from 10 to 20 years, and options to renew for varying terms at the Company’s sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases include escalation clauses and/or payment of executory costs such as property taxes, utilities or insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain properties or portions thereof are subleased to others for periods generally ranging from one to 20 years.

The following table provides supplemental balance sheet classification information related to leases:

		January 31,	February 1,
	Classification	2026	2025
Assets
Operating	Operating lease assets	$6,682	$6,839
Finance	Property, plant and equipment, net(1)(2)	910	1,917

Total leased assets		$7,592	$8,756

Liabilities
Current
Operating	Current portion of operating lease liabilities	$665	$599
Finance	Current portion of long-term debt including obligations under finance leases(3)	436	168

Noncurrent
Operating	Noncurrent operating lease liabilities	6,461	6,578
Finance	Long-term debt including obligations under finance leases(3)	1,255	1,828

Total lease liabilities		$8,817	$9,173
(1)	Finance lease assets are recorded net of accumulated amortization of $1,038 and $915 as of January 31, 2026 and February 1, 2025, respectively.
(2)	In 2025, the Company recorded impairment and related charges related to the Company’s automated fulfillment network (see Note 19 for additional details). Due to this impairment, the Company did not have any net finance lease assets as of January 31, 2026 related to the automated fulfillment network.
(3)	The total finance lease liabilities decreased primarily due to the cash termination payment to Ocado of approximately $350 for the closure and cancellation of certain fulfillment centers (see Note 19 for additional details).

The following table provides the components of lease cost:

		Year-To-Date	Year-To-Date
Lease Cost	Classification	January 31, 2026	February 1, 2025
Operating lease cost(1)	Rent Expense	$980	$988
Sublease and other rental income	Rent Expense	(108)	(111)
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	190	203
Interest on lease liabilities	Interest Expense	89	84

Net lease cost		$1,151	$1,164
(1)	Includes short-term leases and variable lease costs, which are immaterial.

Maturities of operating and finance lease liabilities are listed below.  Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

	Operating	Finance
	Leases	Leases	Total
2026	$962	$482	$1,444
2027	914	165	1,079
2028	852	165	1,017
2029	792	157	949
2030	742	149	891
Thereafter	5,859	1,080	6,939

Total lease payments	10,121	2,198	$12,319

Less amount representing interest	2,995	507

Present value of lease liabilities(1)	$7,126	$1,691
(1)	Includes the current portion of $665 for operating leases and $436 for finance leases.

Total future minimum rentals under non-cancellable subleases at January 31, 2026 were $226.

The following table provides the weighted-average lease term and discount rate for operating and finance leases:

	January 31, 2026	February 1, 2025
Weighted-average remaining lease term (years)
Operating leases	13.7	13.7
Finance leases	11.8	11.5
Weighted-average discount rate
Operating leases	4.8%	4.6%
Finance leases	4.0%	4.7%

The following table provides supplemental cash flow information related to leases:

	Year-To-Date	Year-To-Date
	January 31, 2026	February 1, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$855	$916
Operating cash flows from finance leases	$89	$84
Financing cash flows from finance leases(1)	$415	$168
Leased assets obtained in exchange for new operating lease liabilities	$537	$786
Leased assets obtained in exchange for new finance lease liabilities	$197	$157
Net gain recognized from sale and leaseback transactions(2)	$—	$39
Impairment of operating lease assets	$52	$13
Impairment of finance lease assets(3)	$954	$—
(1)	In 2025, financing cash flows from finance leases includes cash termination payment of $246 made to Ocado for the closure and cancellation of certain fulfillment centers.
(2)	In 2025, the Company entered into sale leaseback transactions related to two properties, which resulted in total proceeds of $30. In 2024, the Company entered into sale leaseback transactions related to five properties, which resulted in total proceeds of $52.
(3)	In 2025, impairment of finance lease assets includes $948 related to the Company’s automated fulfillment network (see Note 19 for additional details).

On May 17, 2018, the Company entered into a Partnership Framework Agreement with Ocado International Holdings Limited and Ocado Group plc (“Ocado”), which has since been amended and restated. In accordance with GAAP, the Company determined the arrangement with Ocado contains a lease of the robotic equipment used to fulfill customer orders. The Company elected to combine the lease and non-lease elements in the contract. As a result, the Company will account for all payments to Ocado as lease payments. During the second quarter of 2025, Ocado drew down the entire remaining $152 from its letter of credit under the Amended and Restated Partnership Framework Agreement. The Company recorded finance lease assets of $23 for the portion of the payment allocated to commenced leases. The remaining payment amount was treated as prepaid rent and was recorded in “Other assets” in the Company’s Consolidated Balance Sheet and in “Other” within “Cash Flows from Investing Activities” in the Company’s Consolidated Statement of Cash Flows. As of February 1, 2025, the Company had $926 of net finance lease assets included within “Property, plant and equipment, net” in the Company’s Consolidated Balance Sheets related to the Company's agreement with Ocado. In 2025, the Company recorded impairment and related charges related to the Company’s automated fulfillment network (see Note 19 for additional details). Due to this impairment, the Company did not have any net finance lease assets as of January 31, 2026. As of January 31, 2026 and February 1, 2025, the Company had $342 and $104, respectively, of current finance lease liabilities recorded within “Current portion of long-term debt including obligations under finance leases" and $243 and $781, respectively, of non-current finance lease liabilities recorded within “Long-term debt including obligations under finance leases” in the Company’s Consolidated Balance Sheets. The total finance lease liabilities decreased primarily due to the cash termination payment to Ocado of approximately $350 for the closure and cancellation of certain fulfillment centers. The $350 payment was recorded as “Payments on long-term debt including obligations under finance leases” within “Cash Flows from Financing Activities” and “Other” within “Cash Flows from Operating Activities” in the Company’s Consolidated Statement of Cash Flows for $246 and $104, respectively.

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

	For the year ended			For the year ended			For the year ended
	January 31, 2026			February 1, 2025			February 3, 2024
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
(in millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,009	652	$1.55	$2,645	715	$3.70	$2,146	718	$2.99
Dilutive effect of stock options		3			5			7

Net earnings attributable to The Kroger Co. per diluted common share	$1,009	655	$1.54	$2,645	720	$3.67	$2,146	725	$2.96

The Company had combined undistributed and distributed earnings to participating securities totaling $7, $20 and $18 in 2025, 2024 and 2023, respectively.

The Company had stock options outstanding for approximately 1.3 million, 2.9 million and 2.8 million shares, respectively, for the years ended January 31, 2026, February 1, 2025 and February 3, 2024, which were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per diluted share.

11.	STOCK-BASED COMPENSATION

The Company recognizes compensation expense for all share-based payments granted. The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award based on the fair value at the date of the grant.

The Company grants stock options to employees under various plans at an option price equal to the fair market value of the underlying shares on the grant date of the award. The Company accounts for stock options under the fair value recognition provisions. Stock options typically expire 10 years from the date of grant. Stock options vest between one and four years from the date of grant.

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

At January 31, 2026, approximately 23 million common shares were available for future options or restricted stock grants under the 2019 Amended and Restated Long-Term Incentive Plan. Stock options granted reduce the shares available under the Plans at a ratio of one to one. Restricted stock grants reduce the shares available under the Plans at a ratio of 2.83 to one.

Equity awards granted are based on the aggregate value of the award on the grant date. This can affect the number of shares granted in a given year as equity awards. Excess tax benefits related to equity awards are recognized in the provision for income taxes. Equity awards may be approved at one of four meetings of its Board of Directors occurring shortly after the Company’s release of quarterly earnings. The 2025 primary grants were made in conjunction with the March and June meetings of the Company’s Board of Directors.

All awards become immediately exercisable upon certain changes of control of the Company.

Stock Options

Changes in stock options outstanding under the stock option plans are summarized below:

	Shares	Weighted-
	subject	average
	to option	exercise
	(in millions)	price
Outstanding, year-end 2022	16.6	$30.81
Granted	1.3	$47.23
Exercised	(2.4)	$24.04
Canceled or Forfeited	(0.1)	$39.54

Outstanding, year-end 2023	15.4	$33.11
Granted	1.2	$55.50
Exercised	(4.6)	$29.75
Canceled or Forfeited	(0.4)	$45.79

Outstanding, year-end 2024	11.6	$36.25
Granted	0.8	$66.34
Exercised	(5.7)	$31.69
Canceled or Forfeited	(0.7)	$52.54

Outstanding, year-end 2025	6.0	$43.03

A summary of stock options outstanding, exercisable and expected to vest at January 31, 2026 follows:

		Weighted-average		Aggregate
		remaining	Weighted-average	intrinsic
	Number of shares	contractual life	exercise price	value
	(in millions)	(in years)		(in millions)
Stock options Outstanding	6.0	5.21	$43.03	$122
Stock options Exercisable	4.0	3.83	$35.71	$110
Stock options Expected to Vest	1.9	7.98	$57.73	$12

Restricted stock

Changes in restricted stock outstanding under the restricted stock plans are summarized below:

	Restricted
	shares	Weighted-average
	outstanding	grant-date
	(in millions)	fair value
Outstanding, year-end 2022	5.8	$41.76
Granted	3.5	$47.06
Lapsed	(3.1)	$40.37
Canceled or Forfeited	(0.3)	$45.32

Outstanding, year-end 2023	5.9	$45.49
Granted	3.2	$53.29
Lapsed	(3.2)	$44.22
Canceled or Forfeited	(0.5)	$48.76

Outstanding, year-end 2024	5.4	$50.58
Granted	2.4	$69.46
Lapsed	(2.9)	$50.05
Canceled or Forfeited	(0.8)	$55.39

Outstanding, year-end 2025	4.1	$61.36

The weighted-average grant date fair value of stock options granted during 2025, 2024 and 2023 was $20.28, $17.05 and $15.17, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the assumptions shown in the table below. The Black-Scholes model utilizes accounting judgment and financial estimates, including the term option holders are expected to retain their stock options before exercising them, the volatility of the Company’s share price over that expected term, the dividend yield over the term and the number of awards expected to be forfeited before they vest. Using alternative assumptions in the calculation of fair value would produce fair values for stock option grants that could be different than those used to record stock-based compensation expense in the Consolidated Statements of Operations. The increase in the fair value of the stock options granted during 2025, compared to 2024, resulted primarily from the increase in the Company’s share price and the decrease of the expected dividend yield. The increase in the fair value of the stock options granted during 2024, compared to 2023, resulted primarily from the increase in the Company’s share price, partially offset by the increase in the expected dividend yield.

The following table reflects the weighted-average assumptions used for grants awarded to option holders:

	2025		2024		2023
Weighted average expected volatility	28.91%		30.63%		31.14%
Weighted average risk-free interest rate	4.21%		4.20%		4.09%
Expected dividend yield	2.09%		2.31%		2.11%
Expected term (based on historical results)	7.1	years	7.1	years	7.1	years

The weighted-average risk-free interest rate was based on the yield of a treasury note as of the grant date, continuously compounded, which matures at a date that approximates the expected term of the stock options. The dividend yield was based on the Company’s history and expectation of dividend payouts. Expected volatility was determined based upon historical stock volatilities; however, implied volatility was also considered. Expected term was determined based upon historical exercise and cancellation experience.

Total stock compensation recognized in 2025, 2024 and 2023 was $157, $175 and $172, respectively. Stock option compensation recognized in 2025, 2024 and 2023 was $8, $15 and $17, respectively. Restricted shares compensation recognized in 2025, 2024 and 2023 was $149, $160 and $155, respectively.

The total intrinsic value of stock options exercised was $207, $117 and $55 in 2025, 2024 and 2023, respectively. The total amount of cash received by the Company was $182, $127 and $50 in 2025, 2024 and 2023, respectively, from the exercise of stock options granted under share-based payment arrangements. As of January 31, 2026, there was $201 of total unrecognized compensation expense remaining related to non-vested share-based compensation arrangements granted under the Plans. This cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of stock options that vested was $14, $16 and $16 in 2025, 2024 and 2023, respectively.

Shares issued as a result of stock option exercises may be newly issued shares or reissued treasury shares. Proceeds received from the exercise of stock options, and the related tax benefit, may be utilized to repurchase the Company’s common shares under a stock repurchase program adopted by the Company’s Board of Directors. During 2025, the Company repurchased approximately three million common shares in such a manner.

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

The agreement described above includes payments of approximately $1,236 and $177, in equal installments over 11 years and 6 years, respectively. In 2024, the Company made its first annual payment for $138 into an escrow account, which was recorded in “Prepaid and other current assets” in the Company’s Consolidated Balance Sheets. This escrow payment was recorded in “Prepaid and other current assets” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows. This payment was subsequently released from escrow on February 20, 2025.

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

The Company made payments of $167 for the year ended January 31, 2026. These payments were recorded in “Other” within “Changes in operating assets and liabilities” in the Company’s Consolidated Statement of Cash Flows. As of January 31, 2026, the Company recorded $132 and $981 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements.  As of February 1, 2025, the Company recorded $279 and $1,139 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements.

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

Assignments — The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions.  The Company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill its lease obligations.  Due to the wide distribution of the Company’s assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

13.	STOCK

Preferred Shares

The Company has authorized five million shares of voting cumulative preferred shares; two million shares were available for issuance at January 31, 2026. The shares have a par value of $100 per share and are issuable in series.

Common Shares

The Company has authorized two billion common shares, $1 par value per share.

Common Stock Repurchase Program

On December 23, 2025, the Company announced a $2,000 share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated stock repurchase (“ASR”) transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2025 Repurchase Program”).

On December 11, 2024, the Company announced a $7,500 share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including ASR transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “December 2024 Repurchase Program”).

On December 6, 1999, the Company announced a program to repurchase common shares to reduce dilution resulting from our employee stock option and long-term incentive plans, under which repurchases are limited to proceeds received from exercises of stock options and the tax benefits associated therewith (“1999 Repurchase Program”). The 1999 Repurchase Program is solely funded by proceeds from stock option exercises, and the tax benefit from these exercises.

On December 19, 2024, the Company entered into an ASR agreement with two financial institutions to reacquire, in aggregate, $5,000 in shares of Kroger common stock. During 2024, the Company funded $5,000 and received a $4,000 initial delivery of approximately 65.6 million shares of Kroger common stock at an average price of $61.54 per share, which includes excise tax on the shares repurchased. Final settlement under the ASR agreement occurred during the third quarter of 2025. In total, the Company invested $5,000 to repurchase 75.6 million shares of Kroger common stock at an average price of $66.68 per share, which includes excise tax on the shares repurchased. The ASR agreement was completed under the December 2024 Repurchase Program.

During 2025, the Company invested $2,723 to repurchase 41.8 million shares of Kroger common stock at an average price of $65.21 per share, which includes excise tax on the shares repurchased. These shares were reacquired under the December 2024 Repurchase Program and the 1999 Repurchase Program. In addition, the final delivery under the ASR agreement occurred during the third quarter of 2025, which included the settlement of 10.0 million shares of Kroger common stock. During 2024, the Company invested $4,194 to repurchase 68.4 million shares of Kroger common stock at an average price of $61.31 per share, which includes excise tax on the shares repurchased. These shares were reacquired under the December 2024 Repurchase Program and the 1999 Repurchase Program. During 2023, the Company invested $62 to repurchase 1.3 million shares of Kroger common stock at an average price of $46.98 per share. These shares were reacquired under the 1999 Repurchase Program.

Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The December 2025 Repurchase Program, the December 2024 Repurchase Program, and the 1999 Repurchase Program do not have any expiration dates, but may be suspended or terminated by our Board of Directors at any time.

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

Amounts recognized in AOCI as of January 31, 2026 and February 1, 2025 consist of the following (pre-tax):

	Pension Benefits		Other Benefits		Total
	2025	2024	2025	2024	2025	2024
Net actuarial loss (gain)	$846	$850	$(45)	$(79)	$801	$771
Prior service credit	—	—	(8)	(10)	(8)	(10)

Total	$846	$850	$(53)	$(89)	$793	$761

Other changes recognized in other comprehensive income (loss) in 2025, 2024 and 2023 were as follows (pre-tax):

	Pension Benefits			Other Benefits			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Incurred net actuarial loss	$11	$42	$42	$25	$—	$4	$36	$42	$46
Amortization of prior service credit	—	—	—	4	4	11	4	4	11
Amortization of net actuarial (loss) gain	(15)	(9)	(10)	7	10	13	(8)	1	3
Total recognized in other comprehensive income	$(4)	$33	$32	$36	$14	$28	$32	$47	$60

Total recognized in net periodic benefit cost and other comprehensive income	$14	$32	$36	$40	$13	$15	$54	$45	$51

Information with respect to change in benefit obligation, change in plan assets, the funded status of the plans recorded in the Consolidated Balance Sheets, net amounts recognized at the end of fiscal years, weighted-average assumptions and components of net periodic benefit cost follow:

	Pension Benefits
	Qualified Plans		Non-Qualified Plans		Other Benefits
	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,250	$2,368	$241	$256	$167	$168
Service cost	7	6	—	—	5	4
Interest cost	121	119	13	13	9	9
Plan participants’ contributions	3	3	—	—	9	9
Actuarial loss (gain)	51	(62)	4	(5)	27	2
Plan settlements	(12)	—	—	(2)	—	—
Benefits paid	(170)	(175)	(21)	(21)	(23)	(23)
Other	(6)	(9)	—	—	(2)	(2)

Benefit obligation at end of fiscal year	$2,244	$2,250	$237	$241	$192	$167

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$2,259	$2,399	$—	$—	$—	$—
Actual return on plan assets	182	37	—	—	—	—
Employer contributions	—	—	21	23	14	14
Plan participants’ contributions	3	3	—	—	9	9
Plan settlements	(12)	—	—	(2)	—	—
Benefits paid	(170)	(175)	(21)	(21)	(23)	(23)
Other	(6)	(5)	—	—	—	—

Fair value of plan assets at end of fiscal year	$2,256	$2,259	$—	$—	$—	$—
Funded (unfunded) status and net asset and liability recognized at end of fiscal year	$12	$9	$(237)	$(241)	$(192)	$(167)

As of January 31, 2026, other assets and other current liabilities include $42 and $38, respectively, of the net asset and liability recognized for the above benefit plans. As of February 1, 2025, other assets and other current liabilities include $24 and $36, respectively, of the net asset and liability recognized for the above benefit plans. Pension plan assets do not include common shares of The Kroger Co.

The following table outlines the weighted average assumptions associated with pension and other benefit costs for 2025, 2024 and 2023:

	Pension Benefits			Other Benefits
Weighted average assumptions	2025	2024	2023	2025	2024	2023
Discount rate — Benefit obligation	5.38%	5.60%	5.27%	5.22%	5.54%	5.21%
Discount rate — Net periodic benefit cost	5.60%	5.27%	4.90%	5.54%	5.21%	4.86%
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase — Net periodic benefit cost(1)	—%	2.52%	2.57%
Rate of compensation increase — Benefit obligation(2)	—%	—%	2.52%
Cash Balance plan interest crediting rate	3.80%	3.30%	3.30%
(1)	The Rate of compensation increase – Net periodic benefit cost is not applicable in 2025 due to negotiated plan freezes related to certain union benefits that were accruing in 2024.
(2)	The Rate of compensation increase – Benefit obligation assumption is not applicable for 2025 and 2024 due to negotiated plan freezes related to certain union benefits that were accruing in 2024.

The Company’s discount rate assumptions were intended to reflect the rates at which the pension benefits could be effectively settled.  They take into account the timing and amount of benefits that would be available under the plans. The Company’s policy is to match the plan’s cash flows to that of a hypothetical bond portfolio whose cash flow from coupons and maturities match the plan’s projected benefit cash flows. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 5.38% and 5.22% discount rates as of year-end 2025 for pension and other benefits, respectively, represents the hypothetical bond portfolio using bonds with an AA or better rating constructed with the assistance of an outside consultant.

The Company’s assumed pension plan investment return rate was 5.50% in 2025, 2024, and 2023. The value of all investments in the company-sponsored defined benefit pension plans during the calendar year ended December 31, 2025, net of investment management fees and expenses, increased 9.0%, and for fiscal year 2025, investments increased 8.4%. Historically, the Company’s pension plans’ average rate of return was 5.0% for the 10 calendar years ended December 31, 2025, net of all investment management fees and expenses. For the past 20 years, the Company’s pension plans’ average annual rate of return has been 5.7%. To determine the expected rate of return on pension plan assets held by the Company, the Company considers current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories.

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

The pension benefit unfunded status decreased in 2025, compared to 2024, primarily due to the qualified plans’ actual return on plan assets being greater than the expected rate of return on plan assets, partially offset by a decrease in discount rates, which increased the benefit obligation. The Company’s Qualified Plans were fully funded as of January 31, 2026 and February 1, 2025.

The following table provides the components of the Company’s net periodic benefit costs for 2025, 2024 and 2023:

	Pension Benefits
	Qualified Plans			Non-Qualified Plans			Other Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$7	$6	$17	$—	$—	$—	$5	$4	$4
Interest cost	121	119	116	13	13	13	9	9	8
Expected return on plan assets	(138)	(148)	(150)	—	—	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	—	—	(4)	(4)	(11)
Actuarial loss (gain)	10	7	5	2	2	4	(7)	(10)	(13)
Settlement loss recognized	3	—	1	—	—	—	—	—	—
Other	—	—	—	—	—	(2)	1	—	(1)
Net periodic benefit cost	$3	$(16)	$(11)	$15	$15	$15	$4	$(1)	$(13)

The following table provides the projected benefit obligation (“PBO”) and the fair value of plan assets for those company-sponsored pension plans with projected benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2025	2024	2025	2024
PBO at end of fiscal year	$202	$196	$236	$240
Fair value of plan assets at end of year	$171	$180	$—	$—

The following table provides the accumulated benefit obligation (“ABO”) and the fair value of plan assets for those company-sponsored pension plans with accumulated benefit obligations in excess of plan assets:

	Qualified Plans		Non-Qualified Plans
	2025	2024	2025	2024
ABO at end of fiscal year	$202	$196	$236	$240
Fair value of plan assets at end of year	$171	$180	$—	$—

The following table provides information about the Company’s estimated future benefit payments:

	Pension	Other
	Benefits	Benefits
2026	$232	$14
2027	$212	$16
2028	$211	$17
2029	$209	$18
2030	$205	$18
2031 —2035	$950	$95

The following table provides information about the target and actual pension plan asset allocations as of January 31, 2026:

		Actual
	Target allocations	Allocations
	2025	2025	2024
Pension plan asset allocation
Global equity securities	5.0%	6.4%	6.5%
Investment grade debt securities	79.5	81.5	79.1
High yield debt securities	3.0	3.7	3.5
Private equity	8.0	5.8	7.5
Hedge funds	3.0	1.6	2.0
Real estate	1.5	1.0	1.4

Total	100.0%	100.0%	100.0%

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

The target allocations shown for 2025 were established at the beginning of 2025 based on the Company’s liability-driven investment (“LDI”) strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.

The Company did not make any significant contributions to its company-sponsored pension plans in 2025, and the Company is not required to make any significant contributions to these plans in 2026. If the Company does make any contributions in 2026, the Company expects these contributions will decrease its required contributions in future years. Among other things, investment performance of plan assets, the interest rates required to be used to calculate the pension obligations and future changes in legislation will determine the amounts of any contributions. The Company expects 2026 net periodic benefit costs for company-sponsored pension plans to be approximately $34.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The Company used a 7.40% initial health care cost trend rate, which is assumed to decrease on a linear basis to a 4.00% ultimate health care cost trend rate in 2049, to determine its expense.

The following tables, set forth by level within the fair value hierarchy, present the Qualified Plans’ assets at fair value as of January 31, 2026 and February 1, 2025:

Assets at Fair Value as of January 31, 2026

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$155	$—	$—	$—	$155
Corporate Stocks	1	—	—	—	1
Corporate Bonds	—	796	—	—	796
U.S. Government Securities	—	158	—	—	158
Mutual Funds	105	—	—	—	105
Collective Trusts	—	—	—	785	785
Hedge Funds	—	—	22	14	36
Private Equity	—	—	—	132	132
Real Estate	—	—	17	5	22
Other	—	66	—	—	66
Total	$261	$1,020	$39	$936	$2,256

Assets at Fair Value as of February 1, 2025

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Assets
	Identical Assets	Observable Inputs	Inputs	Measured
	(Level 1)	(Level 2)	(Level 3)	at NAV	Total
Cash and cash equivalents	$129	$—	$—	$—	$129
Corporate Stocks	2	—	—	—	2
Corporate Bonds	—	847	—	—	847
U.S. Government Securities	—	151	—	—	151
Mutual Funds	92	—	—	—	92
Collective Trusts	—	—	—	737	737
Hedge Funds	—	—	25	20	45
Private Equity	—	—	—	166	166
Real Estate	—	—	20	13	33
Other	—	57	—	—	57
Total	$223	$1,055	$45	$936	$2,259

Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented for these investments in the preceding tables are intended to permit reconciliation of the fair value hierarchies to the total fair value of plan assets.

For measurements using significant unobservable inputs (Level 3) during 2025 and 2024, a reconciliation of the beginning and ending balances is as follows:

	Hedge Funds	Real Estate
Ending balance, February 3, 2024	$29	$24
Contributions into fund	—	2
Realized gains (losses)	2	(4)
Unrealized (losses) gains	(1)	2
Distributions	(5)	(4)

Ending balance, February 1, 2025	25	20
Realized losses	—	(1)
Unrealized gains	2	1
Distributions	(5)	(3)

Ending balance, January 31, 2026	$22	$17

See Note 7 for a discussion of the levels of the fair value hierarchy. The assets’ fair value measurement level above is based on the lowest level of any input that is significant to the fair value measurement.

The following is a description of the valuation methods used for the Qualified Plans’ assets measured at fair value in the above tables:

●	Cash and cash equivalents: The carrying value approximates fair value.

●	Corporate Stocks: The fair values of these securities are based on observable market quotations for identical assets and are valued at the closing price reported on the active market on which the individual securities are traded.

●	Corporate Bonds: The fair values of these securities are primarily based on observable market quotations for similar bonds, valued at the closing price reported on the active market on which the individual securities are traded. When such quoted prices are not available, the bonds are valued using a discounted cash flow approach using current yields on similar instruments of issuers with similar credit ratings, including adjustments for certain risks that may not be observable, such as credit and liquidity risks.

●	U.S. Government Securities: Certain U.S. Government securities are valued at the closing price reported in the active market in which the security is traded. Other U.S. government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for similar securities, the security is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

●	Mutual Funds: The fair values of these securities are based on observable market quotations for identical assets and are valued at the closing price reported on the active market on which the individual securities are traded.

●	Collective Trusts: The collective trust funds are public investment vehicles valued using a Net Asset Value (“NAV”) provided by the manager of each fund. These assets have been valued using NAV as a practical expedient.

●	Hedge Funds: The Hedge funds classified as Level 3 include investments that are not readily tradeable and have valuations that are not based on readily observable data inputs. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3. Certain other hedge funds are private investment vehicles valued using a NAV provided by the manager of each fund. These assets have been valued using NAV as a practical expedient.

●	Private Equity: Private Equity investments are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments. Fair values of all investments are adjusted annually, if necessary, based on audits of the private equity fund financial statements; such adjustments are reflected in the fair value of the plan’s assets.

●	Real Estate: Real estate investments include investments in real estate funds managed by a fund manager. These investments are valued using a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches. The valuations for these investments are not based on readily observable inputs and are classified as Level 3 investments. Certain other real estate investments are valued using a NAV provided by the manager of each fund. These assets have been valued using NAV as a practical expedient.

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

The Company contributed and expensed $318, $328 and $322 to employee 401(k) retirement savings accounts in 2025, 2024 and 2023, respectively. The 401(k) retirement savings account plans provide to eligible employees both matching contributions and automatic contributions from the Company based on participant contributions, compensation as defined by the plan and length of service.

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

The Company recognizes expense in connection with these plans as contributions are funded or when commitments are probable and reasonably estimable, in accordance with GAAP.  The Company made cash contributions to these plans of $496 in 2025, $398 in 2024 and $635 in 2023. The increase in 2025, compared to 2024, is due to an increase in required contributions to the UFCW Consolidated Pension Plan, primarily due to the exhaustion of prefunding credits that originated from incremental contributions we made to this plan in prior years. The decrease in 2024, compared to 2023, is due to the fulfillment of contractually obligated payments related to the Company’s commitments established when restructuring the United Food and Commercial Workers (“UFCW”) International Union-Industry Variable Annuity Pension Plan agreement.

The Company continues to evaluate and address potential exposure to under-funded multi-employer pension plans as it relates to the Company’s associates who are beneficiaries of these plans.  These under-fundings are not a liability of the Company. When an opportunity arises that is economically feasible and beneficial to the Company and its associates, the Company may negotiate the restructuring of under-funded multi-employer pension plan obligations to help stabilize associates’ future benefits and become the fiduciary of the assets of the restructured multi-employer pension plan. The Company is currently designated as the named fiduciary of the UFCW Consolidated Pension Plan and the International Brotherhood of Teamsters (“IBT”) Consolidated Pension Fund and has sole investment authority over these assets.  The commitments from these restructurings do not change the Company’s debt profile as it relates to its credit rating since these off-balance sheet commitments are typically considered in the Company’s investment grade debt rating.

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

The Company’s participation in multi-employer plans is outlined in the following tables. The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number. The most recent Pension Protection Act Zone Status available in 2025 and 2024 is for the plan’s year-end at December 31, 2024 and December 31, 2023, respectively. Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending / Implemented Column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2024 and December 31, 2023. The zone status is based on information received from the plans and is confirmed by each plan’s actuary. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2025, 2024 and 2023.

The following table contains information about the Company’s multi-employer pension plans:

				FIP/RP
		Pension Protection		Status
	EIN / Pension	Act Zone Status		Pending/	Multi-Employer Contributions			Surcharge
Pension Fund	Plan Number	2025	2024	Implemented	2025	2024	2023	Imposed(4)
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund(1)(2)	95-1939092 - 001	Red	Red	Implemented	$82	$84	$83	No
Desert States Employers & UFCW Unions Pension Plan(1)	84-6277982 - 001	Green	Green	No	19	19	19	No
Sound Variable Annuity Pension Trust(1)	86-3278029 - 001	Green	Green	No	15	15	15	No
Rocky Mountain UFCW Unions and Employers Pension Plan(1)	84-6045986 - 001	Green	Green	No	26	27	27	No
Oregon Retail Employees Pension Plan(1)	93-6074377 - 001	Green	Red	No	12	11	10	No
Bakery and Confectionary Union & Industry International Pension Fund(1)	52-6118572 - 001	Red	Red	Implemented	8	8	7	No
Retail Food Employers & UFCW Local 711 Pension(1)	51-6031512 - 001	Red	Red	Implemented	11	11	11	No
UFCW International Union — Industry Variable Annuity Pension Plan(3)	51-6055922 - 001	Green	Green	No	23	33	263	No
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Green	Green	No	46	44	39	No
Central States, Southeast & Southwest Areas Pension Plan	36-6044243 - 001	Red	Red	Implemented	32	57	40	No
UFCW Consolidated Pension Plan(1)	58-6101602 - 001	Green	Green	No	207	70	98	No
IBT Consolidated Pension Plan(1)(5)	82-2153627 - 001	N/A	N/A	No	—	—	7	No
Other					15	19	16
Total Contributions					$496	$398	$635
(1)	The Company's multi-employer contributions to these respective funds represent more than 5% of the total contributions received by the pension funds.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at March 31, 2025 and March 31, 2024.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan's year-end at June 30, 2024 and June 30, 2023.
(4)	Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of January 31, 2026, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by the applicable pension fund.
(5)	The plan was formed after 2006 and therefore is not subject to zone status certifications.

The following table describes (a) the expiration date of the Company’s collective bargaining agreements and (b) the expiration date of the Company’s most significant collective bargaining agreements for each of the material multi-employer funds in which the Company participates:

	Expiration Date
	of Collective	Most Significant Collective
	Bargaining	Bargaining Agreements(1)
Pension Fund	Agreements	Count	Expiration
SO CA UFCW Unions & Food Employers Joint Pension Trust Fund	March 2026 to March 2028	1	March 2028
UFCW Consolidated Pension Plan	June 2025(2) to September 2029	4	June 2026 to March 2029
Desert States Employers & UFCW Unions Pension Plan	March 2026 to June 2029	1	March 2026
Sound Variable Annuity Pension Trust	February 2026 to July 2028	3	May 2027 to August 2027
Rocky Mountain UFCW Unions and Employers Pension Plan	November 2025(2) to February 2028	1	January 2028
Oregon Retail Employees Pension Plan	February 2027 to March 2029	3	August 2027 to July 2028
Bakery and Confectionary Union & Industry International Pension Fund	April 2026 to January 2028	3	April 2026 to June 2027
Retail Food Employers & UFCW Local 711 Pension	April 2026 to March 2028	1	March 2028
UFCW International Union — Industry Variable Annuity Pension Plan	March 2026 to October 2029	4	March 2026 to March 2029
Western Conference of Teamsters Pension Plan	May 2026 to September 2029	4	September 2025(2) to September 2029
IBT Consolidated Pension Plan	September 2027 to September 2029	3	September 2027 to September 2029
(1)	This column represents the number of significant collective bargaining agreements and their expiration date for each of the Company’s pension funds listed above. For the purposes of this table, the “significant collective bargaining agreements” are the largest based on covered employees that, when aggregated, cover the majority of the employees for which the Company makes multi-employer contributions for the referenced pension fund.
(2)	Certain collective bargaining agreements are operating under an extension.

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

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer health and welfare plans were approximately $1,241 in 2025, $1,228 in 2024 and $1,182 in 2023.

16. SEGMENT REPORTING

The Company operates supermarkets, multi-department stores and fulfillment centers throughout the United States. The Company’s retail operations, which represent substantially all of the Company’s consolidated sales, are its only reportable segment. The retail operations’ segment revenues are predominately earned as consumer products are sold to customers in our stores, fuel centers and via the Company’s eCommerce business. The Company aggregates its operating divisions into one reportable segment due to the operating divisions having similar economic characteristics with similar long-term financial performance. In addition, the Company’s operating divisions offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location. Operating divisions are organized primarily on a geographical basis so the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these retail operating divisions. The geographical basis of organization reflects how the business is managed and how the Company’s principal executive officer, who acts as the Company’s chief operating decision maker (“CODM”), assesses performance internally. All of the Company’s operations are domestic.

The accounting policies of the retail operations segment are the same as those described in the summary of significant accounting policies in Note 1. The Company’s CODM assesses performance and allocates resources for the retail operations segment using segment FIFO earnings before net interest expense, income tax expense and depreciation and amortization (“EBITDA”). The Company defines FIFO EBITDA as EBITDA excluding the LIFO charge. The Company’s CODM also uses segment FIFO EBITDA to measure the operational effectiveness of the Company’s financial model, compare the performance of core operating results between periods, against budget and against competitors and evaluate whether to invest capital in the retail operations segment or in other parts of the Company, such as for share repurchases or dividend payments. The Company’s CODM is not provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis.

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of retail operations segment FIFO EBITDA to consolidated net earnings before income tax expense for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024:

	2025	2024(1)	2023(1)
	(52 weeks)	(52 weeks)	(53 weeks)
Retail operations segment sales	$147,642	$147,123	$150,039
Retail operations segment expenses:
Merchandise costs, including advertising, warehousing, and transportation, excluding the LIFO charge	113,083	113,625	116,562
Operating, general, and administrative	28,308	25,431	26,252
Rent	872	877	891
Retail operations segment FIFO EBITDA	$5,379	$7,190	$6,334

Reconciliation of net earnings before income tax expense:
Retail operations segment FIFO EBITDA	$5,379	$7,190	$6,334
Depreciation and amortization	(3,332)	(3,246)	(3,125)
LIFO charge	(157)	(95)	(113)
Net interest expense	(639)	(450)	(441)
Non-service component of company-sponsored pension plan (expense) benefits	(10)	12	30
(Loss) gain on investments	(41)	(148)	151
Gain on the sale of business	—	79	—
Consolidated net earnings before income tax expense	$1,200	$3,342	$2,836
(1)	The presentation of segment revenues and significant segment expenses for 2024 and 2023 has been recast to conform to the current year presentation and reflects operating segment information reviewed by the Company’s current CODM.

17. SALE OF KROGER SPECIALTY PHARMACY

On October 4, 2024, the Company completed the sale of its Kroger Specialty Pharmacy business to Elevance Health, for $464. In 2024, the Company recognized a gain on sale for $79, $91 net of tax, which includes the reduction to income tax expense of $31 related to recognizing deferred tax assets for the divested entity.

18. TERMINATION OF MERGER WITH ALBERTSONS COMPANIES, INC.

As previously disclosed, on October 13, 2022, the Company entered into the Merger Agreement with Albertsons pursuant to which all of the outstanding shares of Albertsons common and preferred stock (on an as converted basis) automatically would have been converted into the right to receive $34.10 per share, subject to certain reductions following a $6.85 per share pre-closing cash dividend that was paid on January 20, 2023 to Albertsons shareholders of record as of October 24, 2022. The adjusted per share cash purchase price was expected to be $27.25.

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

On January 15, 2024, and February 14, 2024, the attorneys general of Washington and Colorado, respectively, filed suit in their respective state courts, also seeking to enjoin the merger. On December 10, 2024, the Washington court also issued a permanent injunction blocking the merger in the Washington case. On March 5, 2025, the Colorado court dismissed the claim seeking to enjoin the merger as moot. On February 23, 2026, the Colorado court dismissed a second claim related to an alleged no-poach agreement between Kroger and Albertsons due to a lack of subject matter jurisdiction.

In addition to these governmental actions, private plaintiffs filed suit in the United States District Court for the Northern District of California also seeking to enjoin the transaction.  That case was dismissed with prejudice on February 3, 2025, and plaintiffs have appealed.

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

19. FULFILLMENT NETWORK ASSET IMPAIRMENT AND RELATED CHARGES

In 2025, the Company completed a strategic review of its eCommerce operations with the intention of improving the customer experience while accelerating eCommerce profitability. Following this review, Kroger identified opportunities to optimize its automated fulfillment network by closing facilities in Pleasant Prairie, Wis.; Frederick, Md.; and Groveland, Fla. in January 2026, which had not met operational or financial expectations, and canceled plans for the site in Charlotte, N.C. Kroger will continue to deliver eCommerce offerings using its store footprint, third-party delivery providers and automated fulfillment facilities where applicable. At the present time, in geographies where Kroger sees higher density of demand and better cost structure, the Company continues to evaluate performance and sustainability of automated fulfillment.

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

During 2025, these asset groups were written down to their estimated fair values. The fair value for real estate and equipment was determined using a market approach utilizing prices for similar assets. Fair value for lease assets was determined using a discounted cash flow income approach considering estimated market rent. In addition to the impairment, the Company also recognized other accrued liabilities related to these asset groups. This resulted in recognizing impairment and related charges of $2,497, $1,908 net of tax, which included a cash termination payment to Ocado of approximately $350 for the closure and cancellation of certain fulfillment centers. This $350 payment was recorded as “Payments on long-term debt including obligations under finance leases” within “Cash Flows from Financing Activities” and “Other” within “Cash Flows from Operating Activities” in the Company’s Consolidated Statement of Cash Flows for $246 and $104, respectively.

20. RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The Company has prospectively adopted this standard effective January 31, 2026 and has accordingly updated its income tax disclosures. See Note 4 for additional information.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 during the year ended February 1, 2025. See Note 16 for additional information.

21. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-use Software.” The ASU was issued to modernize the accounting for internal-use software by eliminating the accounting consideration of software project development stages, clarifying the criteria to begin capitalizing costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of January 31, 2026, our principal executive officer and principal financial officer, together with a disclosure review committee appointed by the principal executive officer, evaluated the Company’s disclosure controls and procedures.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended January 31, 2026. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended January 31, 2026.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With the participation of the principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2026, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

In the fourth quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

The information required by this Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The information required by this Item not otherwise set forth in Part I above or in this Item 10 of Part III is set forth under the headings Election of Directors, Information Concerning the Board of Directors- Committees of the Board, Information Concerning the Board of Directors- Audit Committee and Delinquent 16(a) Reports, if required, and Compensation Discussion and Analysis – Securities Trading Policies in the definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year 2025 (the “2026 proxy statement”) and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the sections entitled Compensation Discussion and Analysis, Compensation Committee Report, and Compensation Tables in the 2026 proxy statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the sections entitled Equity Compensation Plan Information and Beneficial Ownership of Common Stock in the 2026 proxy statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the sections entitled Related Person Transactions and Information Concerning the Board of Directors-Independence in the 2026 proxy statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is set forth in the section entitled Ratification of the Appointment of Kroger’s Independent Auditor in the 2026 proxy statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.†	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025
Consolidated Statements of Operations for the years ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Statements of Comprehensive Income for the years ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Statements of Cash Flows for the years ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Statement of Changes in Shareholders’ Equity for the years ended January 31, 2026, February 1, 2025 and February 3, 2024
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

10.5*	The Kroger Co. Deferred Compensation Plan for Independent Directors. Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

10.6*	The Kroger Co. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.7*	The Kroger Co. 401(k) Retirement Savings Account Restoration Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.8*

The Kroger Co. Supplemental Retirement Plans for Certain Retirement Benefit Plan Participants. Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.9*	The Kroger Co. Employee Protection Plan dated January 13, 2017. Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

10.10

Term Loan agreement, dated as of November 9, 2022, by and among The Kroger Co., the lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022.

10.11

Amendment No. 1 to Credit Agreement, dated as of November 9, 2022, by and among The Kroger Co., the lenders party thereto, and Bank of America, N.A., as paying agent to the Amended and Restated Credit Agreement dated July 6, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022.

10.12	The Kroger Co. 2008 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 26, 2008.

10.13	The Kroger Co. 2011 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on June 23, 2011.

10.14	The Kroger Co. 2014 Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed with the SEC on July 29, 2014.

10.15*	The Kroger Co. 2019 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed with the SEC on June 28, 2019.

10.16*

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

10.18*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive and Cash Bonus Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

10.19*

Form of Non-Qualified Stock Option Grant Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 24, 2008.

10.20*

Form of Performance Unit Award Agreement under Long-Term Incentive and Cash Bonus Plans. Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

10.21*

Form of Restricted Stock Grant Agreement under Long-Term Incentive and Cash Bonus Plan.  Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

10.22*

Amended and Restated Employment Agreement between The Kroger Co. and David Kennerley dated March 28, 2025. Incorporated by reference to exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

10.23*†	Employment Agreement between The Kroger Co. and Gregory S. Foran dated January 15, 2026.

10.24*†	Form of Restricted Stock Grant Agreement under Long-Term Incentive Plan.

10.25*†	Form of Non-Qualified Stock Option Grant under Long-Term Incentive Plan.

10.26*	The Amended and Restated Kroger 2019 Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Company’s S-8 filed with the SEC on July 6, 2022.

19.1	The Kroger Co. Share Repurchase Policy. Incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

19.2	The Kroger Co. Policy on Securities Trading. Incorporated by reference to Exhibit 19.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

97	The Kroger Co. Policy on Incentive Based Compensation Recovery. Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KROGER CO.

Dated: March 31, 2026	/s/ Ronald L. Sargent
Ronald L. Sargent
Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 31st of March 2026.

/s/ David J.C. Kennerley	Executive Vice President and Chief Financial Officer
David J.C. Kennerley	(principal financial officer)

/s/ Brian W. Nichols	Group Vice President, Corporate Controller and Assistant Treasurer
Brian W. Nichols	(principal accounting officer)

*	Director
Nora A. Aufreiter
*	Director
Kevin M. Brown
*	Director and Chief Executive Officer
Gregory S. Foran
*	Director
Elaine L. Chao
*	Director
Anne Gates
*	Director
Karen M. Hoguet
*	Director
Clyde R. Moore
*	Chairman of the Board
Ronald L. Sargent
*	Director
J. Amanda Sourry Knox
*	Director
Mark S. Sutton
*	Director
Ashok Vemuri

*By:	/s/ George H. Vincent
George H. Vincent
Attorney-in-fact