Form 10-Q
period 2026-05-23
KROGER CO
filed 2026-06-26
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 23, 2026

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

There were 612,647,282 shares of Common Stock ($1 par value) outstanding as of June 24, 2026.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	First Quarter Ended
	May 23,	May 24,
(In millions, except per share amounts)	2026	2025
Sales	$46,121	$45,118

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	35,493	34,551
Operating, general and administrative	7,963	7,923
Rent	269	271
Depreciation and amortization	989	1,051

Operating profit	1,407	1,322

Other income (expense)
Net interest expense	(209)	(199)
Non-service component of company-sponsored pension plan expense	(7)	(1)
Loss on investments	(14)	(19)

Net earnings before income tax expense	1,177	1,103

Income tax expense	273	235

Net earnings including noncontrolling interests	904	868
Net income attributable to noncontrolling interests	1	2

Net earnings attributable to The Kroger Co.	$903	$866

Net earnings attributable to The Kroger Co. per basic common share	$1.46	$1.30

Average number of common shares used in basic calculation	613	660

Net earnings attributable to The Kroger Co. per diluted common share	$1.46	$1.29

Average number of common shares used in diluted calculation	615	664

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	May 23,	May 24,
(In millions)	2026	2025
Net earnings including noncontrolling interests	$904	$868

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	3	(1)
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	6	1
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	2	2

Total other comprehensive income	11	2

Comprehensive income	915	870
Comprehensive income attributable to noncontrolling interests	1	2
Comprehensive income attributable to The Kroger Co.	$914	$868
(1)	Amount is net of tax of $1 for the first quarter of 2026.
(2)	Amount is net of tax of $2 for the first quarter of 2026 and $1 for the first quarter of 2025.
(3)	Amount is net of tax of $1 for the first quarters of 2026 and 2025.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 23,	January 31,
(In millions, except par amounts)	2026	2026
ASSETS
Current assets
Cash and temporary cash investments	$2,873	$3,334
Store deposits in-transit	1,225	1,244
Receivables	2,101	2,192
FIFO inventory	9,883	9,445
LIFO reserve	(2,605)	(2,553)
Prepaid and other current assets	729	843
Total current assets	14,206	14,505

Property, plant and equipment, net	24,767	24,260
Operating lease assets	6,769	6,682
Intangibles, net	851	808
Goodwill	2,624	2,595
Other assets	1,075	1,103

Total Assets	$50,292	$49,953

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,264	$1,802
Current portion of operating lease liabilities	668	665
Accounts payable	11,278	10,488
Accrued salaries and wages	1,183	1,267
Other current liabilities	3,577	3,886
Total current liabilities	17,970	18,108

Long-term debt including obligations under finance leases	15,731	15,764
Noncurrent operating lease liabilities	6,529	6,461
Deferred income taxes	1,143	1,094
Pension and postretirement benefit obligations	414	421
Other long-term liabilities	2,027	2,169

Total Liabilities	43,814	44,017

Commitments and contingencies (see Note 5)

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2026 and 2025	1,918	1,918
Additional paid-in capital	3,960	3,907
Accumulated other comprehensive loss	(624)	(635)
Accumulated earnings	29,538	28,850
Common shares in treasury, at cost, 1,305 shares in 2026 and 1,303 shares in 2025	(28,320)	(28,113)

Total Shareowners’ Equity - The Kroger Co.	6,472	5,927
Noncontrolling interests	6	9

Total Equity	6,478	5,936

Total Liabilities and Equity	$50,292	$49,953

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	First Quarter Ended
	May 23,	May 24,
(In millions)	2026	2025
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$904	$868
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	989	1,051
Asset impairment and store closure charges	19	108
Operating lease asset amortization	179	184
LIFO charge	52	40
Share-based employee compensation	57	38
Deferred income taxes	51	(16)
Loss on investments	14	19
Other	(4)	(37)
Changes in operating assets and liabilities:
Store deposits in-transit	19	133
Receivables	(74)	47
Inventories	(418)	(23)
Prepaid and other current assets	(93)	(52)
Accounts payable	563	288
Accrued expenses	(319)	(243)
Income taxes receivable and payable	183	41
Operating lease liabilities	(209)	(134)
Other	(139)	(163)

Net cash provided by operating activities	1,774	2,149

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(1,293)	(1,044)
Other	38	5

Net cash used by investing activities	(1,255)	(1,039)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(559)	(52)
Dividends paid	(215)	(211)
Proceeds from issuance of capital stock	30	145
Treasury stock purchases	(213)	(181)
Other	(23)	(32)

Net cash used by financing activities	(980)	(331)

Net (decrease) increase in cash and temporary cash investments	(461)	779

Cash and temporary cash investments:
Beginning of year	3,334	3,959
End of period	$2,873	$4,738

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(1,293)	$(1,044)
Payments for lease buyouts	30	11
Changes in construction-in-progress payables	(187)	(150)
Total capital investments, excluding lease buyouts	$(1,450)	$(1,183)

Disclosure of cash flow information:
Cash paid during the year for net interest	$263	$269
Cash paid during the year for income taxes	$39	$203

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at February 1, 2025	1,918	$1,918	$3,087	1,258	$(24,823)	$(621)	$28,724	$(4)	$8,281
Issuance of common stock:
Stock options exercised	—	—	—	(4)	145	—	—	—	145
Restricted stock issued	—	—	(65)	(1)	32	—	—	—	(33)
Treasury stock activity:
Stock options exchanged	—	—	—	4	(181)	—	—	—	(181)
Share-based employee compensation	—	—	38	—	—	—	—	—	38
Other comprehensive income net of tax of $2	—	—	—	—	—	2	—	—	2
Other	—	—	99	—	(99)	—	2	(3)	(1)
Cash dividends declared ($0.32 per common share)	—	—	—	—	—	—	(211)	—	(211)
Net earnings including noncontrolling interests	—	—	—	—	—	—	866	2	868

Balances at May 24, 2025	1,918	$1,918	$3,159	1,257	$(24,926)	$(619)	$29,381	$(5)	$8,908
Issuance of common stock:
Stock options exercised	—	—	—	(1)	18	—	—	—	18
Restricted stock issued	—	—	(103)	(1)	54	—	—	—	(49)
Treasury stock activity:
Stock options exchanged	—	—	—	—	(22)	—	—	—	(22)
Share-based employee compensation	—	—	45	—	—	—	—	—	45
Other comprehensive income net of tax of $(1)	—	—	—	—	—	4	—	—	4
Other	—	—	73	—	(73)	—	(2)	(1)	(3)
Cash dividends declared ($0.35 per common share)	—	—	—	—	—	—	(234)	—	(234)
Net earnings including noncontrolling interests	—	—	—	—	—	—	609	1	610

Balances at August 16, 2025	1,918	$1,918	$3,174	1,255	$(24,949)	$(615)	$29,754	$(5)	$9,277
Issuance of common stock:
Stock options exercised	—	—	—	(1)	17	—	—	—	17
Restricted stock issued	—	—	(3)	—	4	—	—	—	1
Treasury stock activity:
Treasury stock purchases, at cost	—	—	655	21	(1,381)	—	—	—	(726)
Stock options exchanged	—	—	—	1	(22)	—	—	—	(22)
Share-based employee compensation	—	—	37	—	—	—	—	—	37
Other comprehensive income net of income tax of $1	—	—	—	—	—	2	—	—	2
Other	—	—	8	—	(8)	—	—	(3)	(3)
Cash dividends declared ($0.35 per common share)	—	—	—	—	—	—	(229)	—	(229)
Net earnings (loss) including noncontrolling interests	—	—	—	—	—	—	(1,320)	5	(1,315)

Balances at November 8, 2025	1,918	$1,918	$3,871	1,276	$(26,339)	$(613)	$28,205	$(3)	$7,039
Issuance of common stock:
Stock options exercised	—	—	—	1	2	—	—	—	2
Restricted stock issued	—	—	(1)	—	—	—	—	—	(1)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	27	(1,773)	—	—	—	(1,773)
Stock options exchanged	—	—	—	(1)	(3)	—	—	—	(3)
Share-based employee compensation	—	—	37	—	—	—	—	—	37
Other comprehensive income net of income tax of $(7)	—	—	—	—	—	(22)	—	—	(22)
Other	—	—	—	—	—	—	—	12	12
Cash dividends declared ($0.35 per common share)	—	—	—	—	—	—	(216)	—	(216)
Net earnings including noncontrolling interests	—	—	—	—	—	—	861	—	861

Balances at January 31, 2026	1,918	$1,918	$3,907	1,303	$(28,113)	$(635)	$28,850	$9	$5,936

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 31, 2026	1,918	$1,918	$3,907	1,303	$(28,113)	$(635)	$28,850	$9	$5,936
Issuance of common stock:
Stock options exercised	—	—	—	(1)	30	—	—	—	30
Restricted stock issued	—	—	(53)	(1)	25	—	—	—	(28)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	3	(198)	—	—	—	(198)
Stock options exchanged	—	—	—	1	(15)	—	—	—	(15)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of tax of $4	—	—	—	—	—	11	—	—	11
Other	—	—	49	—	(49)	—	—	(4)	(4)
Cash dividends declared ($0.35 per common share)	—	—	—	—	—	—	(215)	—	(215)
Net earnings including noncontrolling interests	—	—	—	—	—	—	903	1	904

Balances at May 23, 2026	1,918	$1,918	$3,960	1,305	$(28,320)	$(624)	$29,538	$6	$6,478

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the consolidated accounts of The Kroger Co., its wholly-owned subsidiaries and other consolidated entities. The January 31, 2026 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include adjustments, all of which are of a normal, recurring nature that are necessary for a fair statement of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

The unaudited information in the Consolidated Financial Statements for the first quarters ended May 23, 2026 and May 24, 2025 includes the results of operations of the Company for the 16-week periods then ended.

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

The fair value of certain financial instruments, measured using Level 1 inputs, was $128 and $142 as of May 23, 2026 and January 31, 2026, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized loss for these Level 1 investments of approximately $14 and $19 for the first quarters of 2026 and 2025, respectively, is included in “Loss on investments” in the Company’s Consolidated Statements of Operations.

Refer to Note 2 for the disclosure of debt instrument fair values.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	May 23,	January 31,
	2026	2026
1.70% to 8.00% Senior Notes due through 2064	$14,368	$14,864
Other	1,010	1,011

Total debt, excluding obligations under finance leases	15,378	15,875
Less current portion	(866)	(1,366)

Total long-term debt, excluding obligations under finance leases	$14,512	$14,509

The fair value of the Company’s long-term debt, including current maturities, was estimated based on Level 2 quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at May 23, 2026 and January 31, 2026. At May 23, 2026, the fair value of total debt was $14,159 compared to a carrying value of $15,378. At January 31, 2026, the fair value of total debt was $14,975 compared to a carrying value of $15,875.

In the first quarter of 2026, the Company repaid $500 of senior notes bearing an interest rate of 3.5% using cash on hand.

As of May 23, 2026 and January 31, 2026, Other debt consisted primarily of a financial obligation related to a sale transaction for properties that did not qualify for sale-leaseback accounting treatment in 2021.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the first quarters of 2026 and 2025:

	First Quarter Ended
	Pension Benefits		Other Benefits
	May 23,	May 24,	May 23,	May 24,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$2	$2	$2	$1
Interest cost	39	40	3	4
Expected return on plan assets	(39)	(42)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss (gain)	6	4	(1)	(4)

Net periodic benefit cost	$8	$4	$3	$—

The Company is not required to make any significant contributions to its company-sponsored pension plans in 2026 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first quarters of 2026 or 2025.

The Company contributed $114 and $109 to employee 401(k) retirement savings accounts in the first quarters of 2026 and 2025, respectively.

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

	First Quarter Ended			First Quarter Ended
	May 23, 2026			May 24, 2025
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$897	613	$1.46	$860	660	$1.30
Dilutive effect of stock options		2			4

Net earnings attributable to The Kroger Co. per diluted common share	$897	615	$1.46	$860	664	$1.29

The Company had combined undistributed and distributed earnings to participating securities totaling $6 in both the first quarters of 2026 and 2025.

The Company had options outstanding for approximately 2 million and 1 million shares during the first quarters of 2026 and 2025, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

On December 30, 2024, the Company finalized a settlement with plaintiffs to settle the majority of opioid claims that have been or could be brought against Kroger by states and subdivisions in which it operates. On September 26, 2025, the Company finalized a separate opioid settlement with plaintiffs to settle all of the opioid claims that have been or could be brought against Kroger by Native American tribes.

As part of these settlement agreements, the Company agreed to pay up to $1,200 to states and subdivisions and $36 to Native American tribes in funding for abatement efforts over 11 years, and approximately $177 to cover attorneys’ fees and costs over 6 years. The exact payment amounts to the states and subdivisions will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which additional political subdivisions in participating states file additional opioid lawsuits against the Company. The settlements provide for the full resolution of all claims on behalf of participating states, subdivisions and Native American tribes and are not an admission of any wrongdoing or liability. Certain opioid-related cases against the Company remain pending in the multidistrict litigation and in various state courts, including those brought by non-participating states and subdivisions and private parties such as hospitals and third-party payors. The Company continues to defend these cases.

As of May 23, 2026, the Company recorded $132 and $844 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements. As of January 31, 2026, the Company recorded $132 and $981 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements.

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

On March 17, 2025, the Company filed an answer denying the allegations in Albertsons’s complaint and filed counterclaims that seek recovery for breaches of the Merger Agreement by Albertsons. Trial is scheduled to begin in the case on October 19, 2026.

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

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first quarters of 2026 and 2025:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 1, 2025	$(35)	$(586)	$(621)
OCI before reclassifications(2)	1	—	1
Amounts reclassified out of AOCI(3)	2	(1)	1
Net current-period OCI	3	(1)	2
Balance at May 24, 2025	$(32)	$(587)	$(619)

Balance at January 31, 2026	$(24)	$(611)	$(635)
OCI before reclassifications(2)	6	—	6
Amounts reclassified out of AOCI(3)	2	3	5
Net current-period OCI	8	3	11
Balance at May 23, 2026	$(16)	$(608)	$(624)
(1)	All amounts are net of tax.
(2)	Net of tax of $1 for cash flow hedging activities for the first quarter of 2025 and $2 for the first quarter of 2026.
(3)	Net of tax of $1 for cash flow hedging activities for the first quarter of 2025. Net of tax of $1 for cash flow hedging activities and $1 for pension and postretirement defined benefit plans for the first quarter of 2026.

The following table represents the items reclassified out of AOCI and the related tax effects for the first quarters of 2026 and 2025:

	First Quarter Ended
	May 23,	May 24,
	2026	2025
Cash flow hedging activity items:
Amortization of gains and losses on cash flow hedging activities(1)	$3	$3
Tax expense	(1)	(1)
Net of tax	2	2

Pension and postretirement defined benefit plan items:
Amortization of amounts included in net periodic pension cost(2)	4	(1)
Tax expense	(1)	—
Net of tax	3	(1)
Total reclassifications, net of tax	$5	$1
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

7.	SEGMENT REPORTING

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

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of retail operations segment FIFO EBITDA to consolidated net earnings before income tax expense and retail operations segment sales to consolidated sales for the first quarters of 2026 and 2025:

	First Quarter Ended
	May 23,	May 24,
	2026	2025(1)
Retail operations segment sales	$46,121	$45,118
Retail operations segment expenses:
Merchandise costs, including advertising, warehousing, and transportation, excluding the LIFO charge	35,441	34,511
Operating, general, and administrative	7,963	7,923
Rent	269	271
Retail operations segment FIFO EBITDA	$2,448	$2,413

Reconciliation of net earnings before income tax expense:
Retail operations segment FIFO EBITDA	$2,448	$2,413
Depreciation and amortization	(989)	(1,051)
LIFO charge	(52)	(40)
Net interest expense	(209)	(199)
Non-service component of company-sponsored pension plan expense	(7)	(1)
Loss on investments	(14)	(19)
Consolidated net earnings before income tax expense	$1,177	$1,103

(1)	The presentation of segment revenues and significant segments expenses for the first quarter ended May 24, 2025 has been recast to conform to the current year presentation and reflects operating segment information reviewed by the Company's current CODM.

8.	INCOME TAXES

The effective income tax rate was 23.2% for the first quarter of 2026 and 21.3% for the first quarter of 2025. The effective income tax rate for the first quarter of 2026 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and the benefit from share-based payments. The effective income tax rate for the first quarter of 2025 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments.

9.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

CAUTIONARY STATEMENT

This discussion and analysis contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “accelerate,” “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “creating,” “drive,” “enable,” “estimate,” “expect,” “future,” “goals,” “initiatives,” “maintain,” “may,” “model,” “plan,” “position,” “strategy,” “target,” “trend,” and “will,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental First-In, First-Out (“FIFO”) operating profit goals may be affected by: labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate, along with changes in federal policy and at state and federal regulatory agencies; our ability to retain pharmacy sales from third-party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; our ability to attract and retain qualified individuals; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyberattacks or data security breaches; the potential costs and risks associated with new technologies, including artificial intelligence; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our alternative profit businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through Fresh, Our Brands, Personalization and eCommerce; the outcome of litigation matters, including those relating to the terminated transaction with Albertsons Companies, Inc.; and the risks relating to or arising from our opioid litigation settlements, including the risk of litigation relating to persons, entities, or jurisdictions that do not participate in those settlements.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws and policies, the status of pending items with various taxing authorities and the deductibility of certain expenses.

●	We cannot fully foresee the effects of changes in economic conditions on our business.

Statements elsewhere in this Form 10-Q and below regarding our expectations, projections, beliefs, intentions or strategies are forward-looking statements. While we believe that the statements are accurate, uncertainties about the general economy, our labor relations, our ability to execute our plans on a timely basis and other uncertainties described in this report and other reports that we file with the Securities and Exchange Commission (“SEC”) could cause actual results to differ materially. We assume no obligation to update the information contained in this Form 10-Q unless required by applicable law.

FINANCIAL PERFORMANCE DATA

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	First Quarter Ended
	May 23,	Percentage	May 24,
	2026	Change	2025
Sales	$46,121	2.2%	$45,118
Sales without fuel	$40,858	0.2%	$40,778
Identical sales excluding fuel and Adjusted Items(1)	1.0%	N/A	3.2%
FIFO gross margin, excluding rent, depreciation and amortization, fuel and Adjusted Items, bps (decrease) increase	(0.09)	N/A	0.79
OG&A rate, excluding fuel and Adjusted Items, bps increase	0.16	N/A	0.63
Operating profit	$1,407	6.4%	$1,322
Adjusted FIFO operating profit	$1,544	1.7%	$1,518
Net earnings attributable to The Kroger Co.	$903	4.3%	$866
Adjusted net earnings attributable to The Kroger Co.	$980	(1.6)%	$996
Net earnings attributable to The Kroger Co. per diluted common share	$1.46	13.2%	$1.29
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.58	6.0%	$1.49
Dividends paid	$215	1.9%	$211
Dividends paid per common share	$0.35	9.4%	$0.32
Share repurchases	$213	N/A	$181
(Decrease) increase in total debt, including obligations under finance leases compared to prior fiscal year end	$(571)	N/A	$40
(1)	Identical sales, excluding fuel, were adjusted to exclude stores involved in labor disputes in Colorado in the first quarter of 2025. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2026, 2025 and 2024 for stores involved in such labor disputes.

SIGNIFICANT EVENTS

●	eCommerce sales increased 13% in the first quarter of 2026, compared to the first quarter of 2025. Excluding the effect of fulfillment center exits in markets where Kroger does not operate stores, the sale of Vitacost.com and the discontinuation of Ship Marketplace, eCommerce sales increased 19% in the first quarter of 2026. eCommerce sales include products ordered online and picked up at our stores and Delivery solutions. Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. eCommerce sales growth was led by demand for Delivery solutions. Our eCommerce business, including Media, was profitable this quarter.

●	Identical sales, excluding fuel and the Labor Dispute, increased 1.0% in the first quarter of 2026, compared to the first quarter of 2025. Sales growth was led by performances in eCommerce, pharmacy, Fresh and Our Brands, partially offset by the effects from the Inflation Reduction Act of 130 basis points, a customer shift from brand to generic prescriptions of 40 basis points and egg deflation of 64 basis points.

USE OF NON-GAAP FINANCIAL MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including FIFO gross margin, FIFO operating profit, adjusted FIFO operating profit, adjusted net earnings and adjusted net earnings per diluted share, because management believes these metrics are useful to investors and analysts. These non-GAAP financial measures should not be considered as an alternative to gross margin, operating profit, net earnings and net earnings per diluted share or any other GAAP measure of performance. These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first quarter of 2026 include the following, which we define as the “2026 Adjusted Items”:

●	Charges to operating, general and administrative (“OG&A”) of $62 million, $48 million net of tax, for transformation costs and $25 million, $19 million net of tax, for merger-related litigation costs (the “2026 OG&A Adjusted Items”).

●	A loss in other income (expense) of $14 million, $10 million net of tax, for the unrealized loss on investments (the “2026 Other Income (Expense) Adjusted Item”).

Net earnings for the first quarter of 2025 include the following, which we define as the “2025 Adjusted Items”:

●	Charges to OG&A of $100 million, $77 million net of tax, for store closures; $15 million, $11 million net of tax, for merger-related litigation costs; $22 million, $17 million net of tax, for opioid settlement charges and vendor reserves and a credit to OG&A of $21 million, $16 million net of tax, for executive stock compensation for a former executive (the “2025 OG&A Adjusted Items”).

●	A loss in other income (expense) of $19 million, $15 million net of tax, for the unrealized loss on investments (the “2025 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $7 million for executive stock compensation for a former executive income tax adjustment (the “2025 Income Tax Expense Adjusted Item”).

●	A net charge to Sales, Merchandise costs and OG&A of $44 million, $33 million net of tax, for certain stores involved in labor disputes in Colorado in the first quarter of 2025 (the “Labor Dispute”).

Please refer to the “Net Earnings per Diluted Share excluding the Adjusted Items” table below for reconciliations of certain non-GAAP financial measures reported in this Form 10-Q to the most directly comparable GAAP financial measures and related disclosure.

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2026 and 2025 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	First Quarter Ended
	May 23,	May 24,	Percentage
	2026	2025	Change
Net earnings attributable to The Kroger Co.	$903	$866

(Income) expense adjustments
Adjustment for loss on investments(1)(2)	10	15
Adjustment for labor dispute charges(1)(3)	—	33
Adjustment for store closures(1)(4)	—	77
Adjustment for executive stock compensation for a former executive(1)(5)	—	(16)
Adjustment for merger-related litigation costs(1)(6)	19	11
Adjustment for opioid settlement charges and vendor reserves(1)(7)	—	17
Adjustment for transformation costs(1)(8)	48	—
Executive stock compensation for a former executive income tax adjustment	—	(7)
2026 and 2025 Adjusted Items	77	130

Adjusted net earnings attributable to The Kroger Co.	$980	$996	(1.6)%

Net earnings attributable to The Kroger Co. per diluted common share	$1.46	$1.29

(Income) expense adjustments
Adjustment for loss on investments(9)	0.01	0.02
Adjustment for labor dispute charges(9)	—	0.05
Adjustment for store closures(9)	—	0.12
Adjustment for executive stock compensation for a former executive(9)	—	(0.03)
Adjustment for merger-related litigation costs(9)	0.03	0.02
Adjustment for opioid settlement charges and vendor reserves(9)	—	0.03
Adjustment for transformation costs(9)	0.08	—
Executive stock compensation for a former executive income tax adjustment(9)	—	(0.01)
2026 and 2025 Adjusted Items	0.12	0.20

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.58	$1.49	6.0%

Average number of common shares used in diluted calculation	615	664
(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for loss on investments were $14 and $19 in the first quarters of 2026 and 2025, respectively.
(3)	The pre-tax adjustment for labor dispute charges was $44.
(4)	The pre-tax adjustment for store closures was $100.
(5)	The pre-tax adjustment for executive stock compensation for a former executive was $(21).
(6)	The pre-tax adjustments for merger-related litigation costs were $25 and $15 in the first quarters of 2026 and 2025, respectively.
(7)	The pre-tax adjustment for opioid settlement charges and vendor reserves was $22.
(8)	The pre-tax adjustment for transformation costs was $62. Transformation costs primarily include costs related to third-party professional consulting fees associated with business transformation and cost savings initiatives.
(9)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	First Quarter Ended
	May 23,	Percentage	May 24,	Percentage
	2026	Change(1)	2025	Change(2)
Total sales to retail customers without fuel(3)	$40,463	0.2%	$40,401	1.1%
Supermarket fuel sales	5,263	21.3%	4,340	(12.5)%
Other sales(4)	395	4.8%	377	9.6%

Total sales	$46,121	2.2%	$45,118	(0.3)%
(1)	This column represents the percentage change in the first quarter of 2026, compared to the first quarter of 2025.
(2)	This column represents the percentage change in the first quarter of 2025, compared to the first quarter of 2024.
(3)	eCommerce sales are included in the “Total sales to retail customers without fuel” line above. eCommerce sales increased 13% in the first quarter of 2026, compared to the first quarter of 2025. Excluding the effect of fulfillment center exits in markets where Kroger does not operate stores, the sale of Vitacost.com and the discontinuation of Ship Marketplace, eCommerce sales increased 19% in the first quarter of 2026. eCommerce sales include products ordered online and picked up at our stores and Delivery solutions. Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. eCommerce sales growth was led by demand for Delivery solutions.
(4)	Other sales primarily relate to external sales at food production plants, other pharmacy services, third-party media revenue and data analytic services. The increase in the first quarter of 2026, compared to the first quarter of 2025, is primarily due to an increase in third-party media revenue.

Total sales increased in the first quarter of 2026, compared to the first quarter of 2025, by 2.2%. The increase was primarily due to an increase in supermarket fuel sales and identical sales, excluding fuel and the Labor Dispute, partially offset by the sale of Vitacost.com and closed stores. Total supermarket fuel sales increased 21.3% in the first quarter of 2026, compared to the first quarter of 2025, primarily due to an increase in the average retail fuel price of 22.7%. Total sales, excluding fuel and Vitacost.com, increased 0.5% in the first quarter of 2026, compared to the first quarter of 2025, which was primarily due to our identical sales increase, excluding fuel and the Labor Dispute, of 1.0%, partially offset by closed stores. Identical sales, excluding fuel and the Labor Dispute, for the first quarter of 2026, compared to the first quarter of 2025, increased primarily due to increased eCommerce, pharmacy, Fresh and Our Brands sales and increased spend per item, partially offset by a reduction in the number of units sold, and the effects from the Inflation Reduction Act of 130 basis points, a customer shift from brand to generic prescriptions of 40 basis points and egg deflation of 64 basis points.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations and Delivery solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We include Kroger Delivery sales from customer fulfillment centers in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters; closed facilities in which the delivery occurs in an existing Kroger supermarket geography remain in the identical sales calculation, while closed facilities in which delivery does not occur in an existing Kroger supermarket geography are excluded from the identical sales calculation starting in the quarter the closure is announced. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following tables. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the first quarter of 2026.

Identical Sales

($ in millions)

	Excluding Adjusted Items(1)
	First Quarter Ended
	May 23,	Percentage	May 24,	Percentage
	2026	Change(2)	2025	Change(3)
Excluding Fuel	$39,802	1.0%	$39,417	3.2%
(1)	Identical sales, excluding fuel, were adjusted to exclude stores involved in labor disputes in Colorado in the first quarter of 2025. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2026, 2025 and 2024 for stores involved in such labor disputes.
(2)	This column represents the percentage change in identical sales in the first quarter of 2026, compared to the first quarter of 2025.
(3)	This column represents the percentage change in identical sales in the first quarter of 2025, compared to the first quarter of 2024.

	First Quarter Ended
	May 23,	Percentage	May 24,	Percentage
	2026	Change(1)	2025	Change(2)
Excluding Fuel	$40,136	1.2%	$39,675	3.0%
(1)	This column represents the percentage change in identical sales in the first quarter of 2026, compared to the first quarter of 2025.
(2)	This column represents the percentage change in identical sales in the first quarter of 2025, compared to the first quarter of 2024.

Gross Margin, LIFO and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 22.7% in the first quarter of 2026 and 23.0% in the first quarter of 2025. This decrease resulted primarily from increased fuel sales, which have a lower gross margin rate, higher transportation costs, as a percentage of sales, egg deflation and increased price investments, partially offset by higher pharmacy margins, improved eCommerce profitability, sourcing improvements and lower depreciation and amortization, as a percentage of sales.

The following table provides the calculation of gross profit and gross margin in accordance with GAAP ($ in millions):

	First Quarter Ended
	May 23,	May 24,
	2026	2025
Sales	$46,121	$45,118
Merchandise costs, including advertising, warehousing and transportation and LIFO charge, excluding rent and depreciation and amortization	35,493	34,551
Rent	16	18
Depreciation and amortization	139	193
Gross profit	$10,473	$10,356

Gross margin	22.7%	23.0%

We define FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing and transportation expenses, but excluding the LIFO charge, rent and depreciation and amortization.

Our LIFO charge was $52 million in the first quarter of 2026, compared to $40 million in the first quarter of 2025. The increase in the LIFO charge was due to higher expected annualized product cost inflation for 2026, compared to 2025.

Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel and the Labor Dispute, our FIFO gross margin rate decreased 9 basis points in the first quarter of 2026, compared to the first quarter of 2025. This decrease resulted primarily from higher transportation costs, as a percentage of sales, egg deflation and increased price investments, partially offset by higher pharmacy margins, improved eCommerce profitability and sourcing improvements.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities, and credit card fees. Rent expense, depreciation and amortization expense, and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.3% in the first quarter of 2026 and 17.6% in the first quarter of 2025. The decrease in the first quarter of 2026, compared to the first quarter of 2025, resulted primarily from the effect of increased fuel sales, which decreases our OG&A rate, as a percentage of sales, continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, decreased multi-employer pension contributions and the 2025 OG&A Adjusted Items, partially offset by planned investments in associates, increased maintenance costs and the 2026 OG&A Adjusted Items.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2026 OG&A Adjusted Items, the 2025 OG&A Adjusted Items and the Labor Dispute, our OG&A rate increased 16 basis points in the first quarter of 2026, compared to the first quarter of 2025. This increase resulted primarily from planned investment in associates and increased maintenance costs, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity and decreased multi-employer pension contributions.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the first quarter of 2026, compared to the first quarter of 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 18 basis points, as a percentage of sales, in the first quarter of 2026, compared to the first quarter of 2025. This decrease was primarily due to the fulfillment network closures in the fourth quarter of 2025.

Operating Profit and FIFO Operating Profit

Operating profit was $1.4 billion, or 3.05% of sales, for the first quarter of 2026, compared to $1.3 billion, or 2.93% of sales, for the first quarter of 2025. Operating profit, as a percentage of sales, increased 12 basis points in the first quarter of 2026, compared to the first quarter of 2025, primarily due to decreased OG&A and depreciation and amortization expenses, as a percentage of sales, and increased fuel operating profit, partially offset by lower FIFO gross margin.

FIFO operating profit was $1.5 billion, or 3.16% of sales, for the first quarter of 2026, compared to $1.4 billion, or 3.02% of sales, for the first quarter of 2025. FIFO operating profit, as a percentage of sales, excluding the 2026 and 2025 Adjusted Items, decreased 1 basis point in the first quarter of 2026, compared to the first quarter of 2025, primarily due to lower FIFO gross margin, partially offset by decreased OG&A and depreciation and amortization expenses, as a percentage of sales, and increased fuel operating profit.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit, and to Adjusted FIFO operating profit, excluding the 2026 and 2025 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	First Quarter Ended
	May 23,	May 24,
	2026	2025
Operating profit	$1,407	$1,322
LIFO charge	52	40

FIFO Operating profit	1,459	1,362

Adjustment for labor dispute charges	—	44
Adjustment for store closures	—	100
Adjustment for executive stock compensation for a former executive	—	(21)
Adjustment for merger-related litigation costs	25	15
Adjustment for opioid settlement charges and vendor reserves	—	22
Adjustment for transformation costs(1)	62	—
Other	(2)	(4)

2026 and 2025 Adjusted items	85	156

Adjusted FIFO operating profit excluding the adjusted items above	$1,544	$1,518
(1)	Transformation costs primarily include costs related to third-party professional consulting fees associated with business transformation and cost savings initiatives.

Net Interest Expense

Net interest expense totaled $209 million in the first quarter of 2026, compared to $199 million in the first quarter of 2025. This increase resulted primarily from decreased interest income earned on our cash and temporary cash investments due to decreased balances of cash and temporary cash investments in the first quarter of 2026, compared to the first quarter of 2025, partially offset by decreased interest expense on the average total outstanding debt in the first quarter of 2026, compared to the first quarter of 2025.

Income Taxes

The effective income tax rate was 23.2% for the first quarter of 2026 and 21.3% for the first quarter of 2025. The effective income tax rate for the first quarter of 2026 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and the benefit from share-based payments. The effective income tax rate for the first quarter of 2025 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments, which includes the 2025 Income Tax Expense Adjusted Item.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $1.46 per diluted share for the first quarter of 2026 represented an increase compared to net earnings of $1.29 per diluted share for the first quarter of 2025. Excluding the 2026 and 2025 Adjusted Items, adjusted net earnings of $1.58 per diluted share for the first quarter of 2026 represented an increase of 6% compared to adjusted net earnings of $1.49 per diluted share for the first quarter of 2025. The increase in adjusted net earnings per diluted share resulted primarily from increased fuel earnings and lower common shares outstanding, partially offset by decreased adjusted FIFO operating profit excluding fuel.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net (decrease) increase in cash and temporary cash investments for the first quarter of 2026 and 2025 ($ in millions):

	First Quarter Ended
	May 23,	May 24,
	2026	2025
Net cash provided by (used by)
Operating activities	$1,774	$2,149
Investing activities	(1,255)	(1,039)
Financing activities	(980)	(331)
Net (decrease) increase in cash and temporary cash investments	$(461)	$779

Net cash provided by operating activities

We generated $1.8 billion of cash from operations in the first quarter of 2026 compared to $2.1 billion in the first quarter of 2025. The change in net earnings including noncontrolling interests is discussed in the Results of Operations section. Other significant items affecting net cash provided by operating activities include the following:

●	Cash flows from inventory were less favorable in the first quarter of 2026, compared to the first quarter of 2025, primarily due to improved in-stock conditions and increased fuel inventory costs, partially offset by the sale of Vitacost.com.

●	Cash flows from accounts payable were more favorable in the first quarter of 2026, compared to the first quarter of 2025, primarily due to increased fuel inventory costs, management’s focus on working capital improvements and timing of payments for capital expenditures, partially offset by the fulfillment network closures in the fourth quarter of 2025.

Cash paid for income taxes decreased in the first quarter of 2026, compared to the first quarter of 2025, primarily due to applying a 2025 tax overpayment to reduce our 2026 estimated tax payment.

Net cash used by investing activities

Investing activities used cash of $1.3 billion in the first quarter of 2026, compared to $1.0 billion in the first quarter of 2025. The amount of cash used by investing activities increased in the first quarter of 2026, compared to the first quarter of 2025, primarily due to an increase in payments for property and equipment in the first quarter of 2026, compared to first quarter 2025.

Net cash used by financing activities

Cash used by financing activities was $980 million in the first quarter of 2026, compared to $331 million in the first quarter of 2025. The amount of cash used by financing activities increased in the first quarter of 2026, compared to the first quarter of 2025, primarily due to increased payments on long-term debt including obligations under finance leases.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, totaled $1.5 billion for the first quarter of 2026, compared to $1.2 billion for the first quarter of 2025. This increase is primarily due to the timing of major storing projects in the first quarter of 2026, compared to the first quarter of 2025. We expect our annual 2026 capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, to be relatively consistent with 2025. During the rolling four quarter period ended with the first quarter of 2026, we opened, expanded, relocated or acquired 26 supermarkets and completed 285 remodels. We define a remodel as a project that is greater than or equal to a cost of $8 per square foot. Total supermarket square footage at the end of the first quarter of 2026 decreased 1.0% from the end of the first quarter of 2025. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the first quarter of 2026 increased 1.0% over the end of the first quarter of 2025.

Debt Management

As of May 23, 2026, we maintained a $2.75 billion (with the ability to increase by $2.0 billion, subject to certain conditions), unsecured revolving credit facility that, unless extended, terminates on September 13, 2029. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of May 23, 2026, we had no outstanding commercial paper and no outstanding borrowings under our credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $3 million as of May 23, 2026.

Our credit agreement contains a financial covenant. As of May 23, 2026, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with this financial covenant in the future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $571 million as of May 23, 2026, compared to our fiscal year end 2025 debt of $17.6 billion. This decrease resulted primarily from the payment of $500 million of senior notes bearing an interest rate of 3.5%.

Common Share Repurchase Programs

On December 23, 2025, we announced that our Board of Directors approved a $2.0 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated share repurchase transactions, block trades and pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “December 2025 Repurchase Program”).

On December 11, 2024, we announced that our Board of Directors approved a $7.5 billion share repurchase program to reacquire shares via open market purchase or privately negotiated transactions, including accelerated share repurchase transactions, block trades and pursuant to trades intending to comply with Rule 10b5-1 under the Exchange Act (the “December 2024 Repurchase Program”).

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

During the first quarter of 2026, we invested $213 million to repurchase 3.1 million Kroger common shares at an average price of $67.77 per share, which includes excise tax on the shares repurchased. These shares were reacquired under the December 2025 Repurchase Program, the December 2024 Repurchase Program, and the 1999 Repurchase Program.

The December 2024 Repurchase Program was exhausted during the first quarter of 2026. As of May 23, 2026, there was $1.8 billion remaining under the December 2025 Repurchase Program, which excludes excise tax on share repurchases in excess of issuances. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The December 2025 Repurchase Program and the 1999 Repurchase Program do not have any expiration dates, but may be suspended or terminated by our Board of Directors at any time.

Liquidity Needs

We held cash and temporary cash investments of $2.9 billion as of May 23, 2026. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will continue to evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of May 23, 2026, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and revolving credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments and other purchase obligations. We may also require additional capital in the future to fund organic growth opportunities, increased capacity of Delivery solutions, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in the first quarter of 2026, see Note 2 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from those estimates. There has been no material change to our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

As of May 23, 2026, we had no forward-starting interest rate swap agreements or treasury lock agreements outstanding.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended May 23, 2026, the end of the period covered by this Form 10-Q. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended May 23, 2026. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal control and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended May 23, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)(5)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
February 1, 2026 to February 28, 2026	2,508,024	$67.10	2,507,695	$1,875
Second four weeks
March 1, 2026 to March 28, 2026	1,010,199	$72.01	640,570	$1,830
Third four weeks
March 29, 2026 to April 25, 2026	—	$—	—	$1,830
Fourth four weeks
April 26, 2026 to May 23, 2026	56	$70.54	—	$1,830
Total	3,518,279	$68.51	3,148,265	$1,830
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The first quarter of 2026 contained four 28-day periods.

(2)	Includes (i) shares repurchased under the December 2025 Repurchase Program and the December 2024 Repurchase Program, (ii) shares repurchased under the 1999 Repurchase Program and (iii) 370,014 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards. Excise tax on share repurchases in excess of issuances is reflected in the average price paid per share.

(3)	Represents shares repurchased under the December 2025 Repurchase Program, December 2024 Repurchase Program and the 1999 Repurchase Program.

(4)	On December 6, 1999, we announced the 1999 Repurchase Program. On December 23, 2025, we announced that our Board of Directors approved the December 2025 Repurchase Program. On December 11, 2024, we announced that our Board of Directors approved the December 2024 Repurchase Program. The December 2024 Repurchase Program was exhausted during the first quarter of 2026. The amounts shown in this column reflect the amount remaining under the December 2025 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2025 Repurchase Program and the 1999 Repurchase Program do not have any expiration dates, but may be suspended or terminated by our Board of Directors at any time.

(5)	Excludes excise tax on share repurchases in excess of issuances.

Item 5. Other Information.

(c)

In the first quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits.

EXHIBIT 31.1*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Executive Officer.

EXHIBIT 31.2*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Financial Officer.

EXHIBIT 32.1*	-	Section 1350 Certifications.

EXHIBIT 101.INS*	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: June 26, 2026	By:	/s/ Gregory S. Foran
Gregory S. Foran
Chief Executive Officer (principal executive officer)

Dated: June 26, 2026	By:	/s/ David J. C. Kennerley
David J. C. Kennerley
Executive Vice President and Chief Financial Officer (principal financial officer)