Form 10-Q
period 2026-08-15
KROGER CO
filed 2026-09-18
CIK 56873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 15, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

There were 590,588,700 shares of Common Stock ($1 par value) outstanding as of September 15, 2026.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 16,	August 15,	August 16,
(In millions, except per share amounts)	2026	2025	2026	2025
Sales	$34,621	$33,940	$80,742	$79,058

Operating expenses
Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	26,763	26,130	62,256	60,681
Operating, general and administrative	5,952	5,967	13,915	13,890
Rent	198	202	467	473
Depreciation and amortization	737	778	1,726	1,829

Operating profit	971	863	2,378	2,185

Other income (expense)
Net interest expense	(156)	(144)	(365)	(343)
Non-service component of company-sponsored pension plan expense	(9)	(3)	(16)	(4)
Gain on investments	34	56	20	37

Net earnings before income tax expense	840	772	2,017	1,875

Income tax expense	198	162	471	397

Net earnings including noncontrolling interests	642	610	1,546	1,478
Net income attributable to noncontrolling interests	1	1	3	3

Net earnings attributable to The Kroger Co.	$641	$609	$1,543	$1,475

Net earnings attributable to The Kroger Co. per basic common share	$1.05	$0.91	$2.52	$2.22

Average number of common shares used in basic calculation	606	662	610	661

Net earnings attributable to The Kroger Co. per diluted common share	$1.05	$0.91	$2.51	$2.20

Average number of common shares used in diluted calculation	608	665	612	664

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 16,	August 15,	August 16,
(In millions)	2026	2025	2026	2025
Net earnings including noncontrolling interests	$642	$610	$1,546	$1,478

Other comprehensive income (loss)
Change in pension and other postretirement defined benefit plans, net of income tax(1)	4	2	7	1
Unrealized gains and losses on cash flow hedging activities, net of income tax(2)	1	(1)	7	—
Amortization of unrealized gains and losses on cash flow hedging activities, net of income tax(3)	1	3	3	5

Total other comprehensive income	6	4	17	6

Comprehensive income	648	614	1,563	1,484
Comprehensive income attributable to noncontrolling interests	1	1	3	3
Comprehensive income attributable to The Kroger Co.	$647	$613	$1,560	$1,481
(1)	Amount is net of tax of $1 for the second quarter of 2026. Amount is net of tax of $2 for the first two quarters of 2026.
(2)	Amount is net of tax of $2 for the first two quarters of 2026. Amount is net of tax of $(1) for the second quarter of 2025.
(3)	Amount is net of tax of $2 for the second quarter of 2026. Amount is net of tax of $3 for the first two quarters of 2026 and $1 for the first two quarters of 2025.

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 15,	January 31,
(In millions, except par amounts)	2026	2026
ASSETS
Current assets
Cash and temporary cash investments	$1,676	$3,334
Store deposits in-transit	1,060	1,244
Receivables	2,187	2,192
FIFO inventory	9,926	9,445
LIFO reserve	(2,644)	(2,553)
Prepaid and other current assets	721	843
Total current assets	12,926	14,505

Property, plant and equipment, net	25,265	24,260
Operating lease assets	6,753	6,682
Intangibles, net	848	808
Goodwill	2,624	2,595
Other assets	1,075	1,103

Total Assets	$49,491	$49,953

LIABILITIES
Current liabilities
Current portion of long-term debt including obligations under finance leases	$1,838	$1,802
Current portion of operating lease liabilities	664	665
Accounts payable	10,775	10,488
Accrued salaries and wages	1,206	1,267
Other current liabilities	3,935	3,886
Total current liabilities	18,418	18,108

Long-term debt including obligations under finance leases	15,159	15,764
Noncurrent operating lease liabilities	6,497	6,461
Deferred income taxes	1,184	1,094
Pension and postretirement benefit obligations	409	421
Other long-term liabilities	1,978	2,169

Total Liabilities	43,645	44,017

Commitments and contingencies (see Note 5)

SHAREOWNERS’ EQUITY

Preferred shares, $100 par per share, 5 shares authorized and unissued	—	—
Common shares, $1 par per share, 2,000 shares authorized; 1,918 shares issued in 2026 and 2025	1,918	1,918
Additional paid-in capital	3,975	3,907
Accumulated other comprehensive loss	(618)	(635)
Accumulated earnings	29,947	28,850
Common shares in treasury, at cost, 1,322 shares in 2026 and 1,303 shares in 2025	(29,382)	(28,113)

Total Shareowners’ Equity - The Kroger Co.	5,840	5,927
Noncontrolling interests	6	9

Total Equity	5,846	5,936

Total Liabilities and Equity	$49,491	$49,953

The accompanying notes are an integral part of the Consolidated Financial Statements.

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Two Quarters Ended
	August 15,	August 16,
(In millions)	2026	2025
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,546	$1,478
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,726	1,829
Asset impairment and store closure charges	66	114
Operating lease asset amortization	314	318
LIFO charge	91	102
Share-based employee compensation	101	83
Deferred income taxes	94	(31)
Gain on sale of assets	(26)	(6)
Gain on investments	(20)	(37)
Other	15	(29)
Changes in operating assets and liabilities:
Store deposits in-transit	185	179
Receivables	(162)	(12)
Inventories	(460)	92
Prepaid and other current assets	(85)	(91)
Accounts payable	(4)	(14)
Accrued expenses	38	181
Income taxes receivable and payable	219	6
Operating lease liabilities	(367)	(291)
Other	(186)	(183)

Net cash provided by operating activities	3,085	3,688

Cash Flows from Investing Activities:
Payments for property and equipment, including payments for lease buyouts	(2,437)	(1,968)
Other	42	(139)

Net cash used by investing activities	(2,395)	(2,107)

Cash Flows from Financing Activities:
Payments on long-term debt including obligations under finance leases	(604)	(122)
Dividends paid	(431)	(422)
Proceeds from issuance of capital stock	36	163
Treasury stock purchases	(1,271)	(203)
Other	(78)	(73)

Net cash used by financing activities	(2,348)	(657)

Net (decrease) increase in cash and temporary cash investments	(1,658)	924

Cash and temporary cash investments:
Beginning of year	3,334	3,959
End of period	$1,676	$4,883

Reconciliation of capital investments:
Payments for property and equipment, including payments for lease buyouts	$(2,437)	$(1,968)
Payments for lease buyouts	37	11
Changes in construction-in-progress payables	(251)	(73)
Total capital investments, excluding lease buyouts	$(2,651)	$(2,030)

Disclosure of cash flow information:
Cash paid during the year for net interest	$372	$370
Cash paid during the year for income taxes	$159	$415

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

THE KROGER CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling
(In millions, except per share amounts)	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total
Balances at January 31, 2026	1,918	$1,918	$3,907	1,303	$(28,113)	$(635)	$28,850	$9	$5,936
Issuance of common stock:
Stock options exercised	—	—	—	(1)	30	—	—	—	30
Restricted stock issued	—	—	(53)	(1)	25	—	—	—	(28)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	3	(198)	—	—	—	(198)
Stock options exchanged	—	—	—	1	(15)	—	—	—	(15)
Share-based employee compensation	—	—	57	—	—	—	—	—	57
Other comprehensive income net of tax of $4	—	—	—	—	—	11	—	—	11
Other	—	—	49	—	(49)	—	—	(4)	(4)
Cash dividends declared ($0.35 per common share)	—	—	—	—	—	—	(215)	—	(215)
Net earnings including noncontrolling interests	—	—	—	—	—	—	903	1	904

Balances at May 23, 2026	1,918	$1,918	$3,960	1,305	$(28,320)	$(624)	$29,538	$6	$6,478
Issuance of common stock:
Stock options exercised	—	—	—	—	6	—	—	—	6
Restricted stock issued	—	—	(96)	(2)	68	—	—	—	(28)
Treasury stock activity:
Treasury stock purchases, at cost	—	—	—	18	(1,039)	—	—	—	(1,039)
Stock options exchanged	—	—	—	1	(30)	—	—	—	(30)
Share-based employee compensation	—	—	44	—	—	—	—	—	44
Other comprehensive income net of tax of $3	—	—	—	—	—	6	—	—	6
Other	—	—	67	—	(67)	—	1	(1)	—
Cash dividends declared ($0.39 per common share)	—	—	—	—	—	—	(233)	—	(233)
Net earnings including noncontrolling interests	—	—	—	—	—	—	641	1	642

Balances at August 15, 2026	1,918	$1,918	$3,975	1,322	$(29,382)	$(618)	$29,947	$6	$5,846

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the Notes to the Unaudited Consolidated Financial Statements are in millions except per share amounts.

1.	ACCOUNTING POLICIES

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

The unaudited information in the Consolidated Financial Statements for the second quarters ended August 15, 2026 and August 16, 2025 includes the results of operations of the Company for the 12 and 28-week periods then ended.

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

The fair value of certain financial instruments, measured using Level 1 inputs, was $162 and $142 as of August 15, 2026 and January 31, 2026, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. An unrealized gain for these Level 1 investments of approximately $20 and $37 for the first two quarters of 2026 and 2025, respectively, is included in “Gain on investments” in the Company’s Consolidated Statements of Operations. An unrealized gain for these Level 1 investments of approximately $34 and $56 for the second quarters of 2026 and 2025, respectively, is included in “Gain on investments” in the Company’s Consolidated Statements of Operations.

Refer to Note 2 for the disclosure of debt instrument fair values.

2.	DEBT OBLIGATIONS

Long-term debt consists of:

	August 15,	January 31,
	2026	2026
1.70% to 8.00% Senior Notes due through 2064	$14,370	$14,864
Other	997	1,011

Total debt, excluding obligations under finance leases	15,367	15,875
Less current portion	(1,452)	(1,366)

Total long-term debt, excluding obligations under finance leases	$13,915	$14,509

The fair value of the Company’s long-term debt, including current maturities, was estimated based on Level 2 quoted market prices for the same or similar issues adjusted for illiquidity based on available market evidence. If quoted market prices were not available, the fair value was based upon the net present value of the future cash flow using the forward interest rate yield curve in effect at August 15, 2026 and January 31, 2026. At August 15, 2026, the fair value of total debt was $13,900 compared to a carrying value of $15,367. At January 31, 2026, the fair value of total debt was $14,975 compared to a carrying value of $15,875.

In the first two quarters of 2026, the Company repaid $500 of senior notes bearing an interest rate of 3.5% using cash on hand.

As of August 15, 2026 and January 31, 2026, Other debt consisted primarily of a financial obligation related to a sale transaction for properties that did not qualify for sale-leaseback accounting treatment in 2021.

3.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other postretirement benefit plans for the second quarters of 2026 and 2025:

	Second Quarter Ended
	Pension Benefits		Other Benefits
	August 15,	August 16,	August 15,	August 16,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$1	$2	$1	$1
Interest cost	30	31	3	2
Expected return on plan assets	(29)	(32)	—	—
Amortization of:
Prior service cost	—	—	(1)	(1)
Actuarial loss	5	3	1	—

Net periodic benefit cost	$7	$4	$4	$2

The following table provides the components of net periodic benefit cost for the company-sponsored defined benefit pension plans and other post-retirement benefit plans for the first two quarters of 2026 and 2025:

	Two Quarters Ended
	Pension Benefits		Other Benefits
	August 15,	August 16,	August 15,	August 16,
	2026	2025	2026	2025
Components of net periodic benefit cost (benefit):
Service cost	$3	$4	$3	$2
Interest cost	69	71	6	6
Expected return on plan assets	(68)	(74)	—	—
Amortization of:		0		0
Prior service cost	—	—	(2)	(2)
Actuarial loss (gain)	11	7	—	(4)

Net periodic benefit cost	$15	$8	$7	$2

The Company is not required to make any significant contributions to its company-sponsored pension plans in 2026 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any significant contributions to its company-sponsored pension plans in the first two quarters of 2026 or 2025.

The Company contributed $178 and $175 to employee 401(k) retirement savings accounts in the first two quarters of 2026 and 2025, respectively.

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

	Second Quarter Ended			Second Quarter Ended
	August 15, 2026			August 16, 2025
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$636	606	$1.05	$604	662	$0.91
Dilutive effect of stock options		2			3

Net earnings attributable to The Kroger Co. per diluted common share	$636	608	$1.05	$604	665	$0.91

	Two Quarters Ended			Two Quarters Ended
	August 15, 2026			August 16, 2025
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net earnings attributable to The Kroger Co. per basic common share	$1,533	610	$2.52	$1,464	661	$2.22
Dilutive effect of stock options		2			3

Net earnings attributable to The Kroger Co. per diluted common share	$1,533	612	$2.51	$1,464	664	$2.20

The Company had combined undistributed and distributed earnings to participating securities totaling $5 in both the second quarters of 2026 and 2025. For the first two quarters of 2026 and 2025, the Company had combined undistributed and distributed earnings to participating securities of $10 and $11, respectively.

The Company had options outstanding for approximately 4 million and 1 million shares during the second quarters of 2026 and 2025, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share. The Company had options outstanding for approximately 3 million and 1 million shares during the first two quarters of 2026 and 2025, respectively, that were excluded from the computations of net earnings per diluted common share because their inclusion would have had an anti-dilutive effect on net earnings per share.

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

The principal contingencies are described below:

Insurance — The Company’s workers’ compensation risks are self-insured in most states. In addition, other workers’ compensation risks and certain levels of insured general liability risks are based on retrospective premium plans, deductible plans and self-insured retention plans.  The liability for workers’ compensation risks is accounted for on a present value basis.  Actual claim settlements and expenses incident thereto may differ from the provisions for loss.  Property risks have been underwritten by a subsidiary and are reinsured with unrelated insurance companies for losses exceeding specified retention levels.  Operating divisions and subsidiaries have paid premiums, and the insurance subsidiary has provided loss allowances, based upon actuarially determined estimates.

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

As of August 15, 2026, the Company recorded $133 and $845 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements. As of January 31, 2026, the Company recorded $132 and $981 of the estimated settlement liability in “Other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheets related to these opioid settlements.

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

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in AOCI by component for the first two quarters of 2026 and 2025:

		Pension and
	Cash Flow	Postretirement
	Hedging	Defined Benefit
	Activities(1)	Plans(1)	Total(1)
Balance at February 1, 2025	$(35)	$(586)	$(621)
Amounts reclassified out of AOCI(2)	5	1	6
Net current-period OCI	5	1	6
Balance at August 16, 2025	$(30)	$(585)	$(615)

Balance at January 31, 2026	$(24)	$(611)	$(635)
OCI before reclassifications(3)	7	—	7
Amounts reclassified out of AOCI(2)	3	7	10
Net current-period OCI	10	7	17
Balance at August 15, 2026	$(14)	$(604)	$(618)
(1)	All amounts are net of tax.
(2)	Net of tax of $1 for cash flow hedging activities for the first two quarters of 2025. Net of tax of $3 for cash flow hedging activities and $2 for pension and postretirement defined benefit plans for the first two quarters of 2026.
(3)	Net of tax of $2 for cash flow hedging activities for the first two quarters of 2026.

The following table represents the items reclassified out of AOCI and the related tax effects for the second quarters and first two quarters of 2026 and 2025:

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 16,	August 15,	August 16,
	2026	2025	2026	2025
Cash flow hedging activity items:
Amortization of gains and losses on cash flow hedging activities(1)	$3	$3	$6	$6
Tax expense	(2)	—	(3)	(1)
Net of tax	1	3	3	5

Pension and postretirement defined benefit plan items:
Amortization of amounts included in net periodic pension cost(2)	5	2	9	1
Tax expense	(1)	—	(2)	—
Net of tax	4	2	7	1
Total reclassifications, net of tax	$5	$5	$10	$6
(1)	Reclassified from AOCI into interest expense.
(2)	Reclassified from AOCI into non-service component of company-sponsored pension plan costs. These components are included in the computation of net periodic pension cost (see Note 3 for additional details).

7.	SEGMENT REPORTING

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

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of retail operations segment FIFO EBITDA to consolidated net earnings before income tax expense and retail operations segment sales to consolidated sales for the second quarter and first two quarters of 2026 and 2025:

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 16,	August 15,	August 16,
	2026	2025(1)	2026	2025(1)
Retail operations segment sales	$34,621	$33,940	$80,742	$79,058
Retail operations segment expenses:
Merchandise costs, including advertising, warehousing, and transportation, excluding the LIFO charge	26,724	26,068	62,165	60,579
Operating, general, and administrative	5,952	5,967	13,915	13,890
Rent	198	202	467	473
Retail operations segment FIFO EBITDA	$1,747	$1,703	$4,195	$4,116

Reconciliation of net earnings before income tax expense:
Retail operations segment FIFO EBITDA	$1,747	$1,703	$4,195	$4,116
Depreciation and amortization	(737)	(778)	(1,726)	(1,829)
LIFO charge	(39)	(62)	(91)	(102)
Net interest expense	(156)	(144)	(365)	(343)
Non-service component of company-sponsored pension plan expense	(9)	(3)	(16)	(4)
Gain on investments	34	56	20	37
Consolidated net earnings before income tax expense	$840	$772	$2,017	$1,875

(1)	The presentation of segment revenues and significant segment expenses for the second quarter and first two quarters ended August 16, 2025 has been recast to conform to the current year presentation and reflects operating segment information reviewed by the Company's current CODM.

8.	INCOME TAXES

The effective income tax rate was 23.6% for the second quarter of 2026 and 21.0% for the second quarter of 2025. The effective income tax rate was 23.4% for the first two quarters of 2026 and 21.2% for the first two quarters of 2025. The effective income tax rate for the second quarter of 2026 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first two quarters of 2026 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments. The effective income tax rate for the second quarter of 2025 equaled the federal statutory rate due to the effect of state income taxes being fully offset by the utilization of tax credits and deductions including the benefit from share-based payments. The effective income tax rate for the first two quarters of 2025 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments.

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

10.	PROPOSED ACQUISITION OF GIANT EAGLE, INC.

On July 1, 2026, the Company announced it had entered into an agreement and plan of merger pursuant to which it will acquire Giant Eagle, Inc. (“Giant Eagle”). The transaction is valued at approximately $1,650, subject to customary purchase price adjustments, and consists of $1,250 in cash to be paid and approximately $400 in assumed indebtedness. In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, the Company and Giant Eagle expect to make limited Giant Eagle store divestitures. The transaction is expected to close in fiscal year 2027, subject to the expiration or termination of any applicable waiting period, and any extensions thereof, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction or waiver of other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with the Consolidated Financial Statements.

CAUTIONARY STATEMENT

This 10-Q, including the financial statement notes and the following discussion and analysis, contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our future performance. These statements are based on management’s assumptions and beliefs in light of the information currently available to it. Such statements are indicated by words such as “achieve,” “affect,” “anticipate,” “believe,” “committed,” “continue,” “could,” “drive,” “estimate,” “expect,” “future,” “goals,” “intend,” “maintain,” “may,” “model,” “plan,” “strategy,” “trend,” and “will,” and similar words or phrases. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially. These include the specific risk factors identified in “Risk Factors” in our Annual Report on Form 10-K for our last fiscal year and any subsequent filings, as well as those identified in this Form 10-Q.

Various uncertainties and other factors could cause actual results to differ materially from those contained in the forward-looking statements. These include:

●	The extent to which our sources of liquidity are sufficient to meet our requirements may be affected by the state of the financial markets and the effect that such condition has on our ability to issue commercial paper at acceptable rates. Our ability to borrow under our committed lines of credit, including our bank credit facilities, could be impaired if one or more of our lenders under those lines is unwilling or unable to honor its contractual obligation to lend to us, or in the event that global pandemics, natural disasters or weather conditions interfere with the ability of our lenders to lend to us. Our ability to refinance maturing debt may be affected by the state of the financial markets.

●	Our ability to achieve sales, earnings and incremental First-In, First-Out (“FIFO”) operating profit goals may be affected by: labor negotiations; potential work stoppages; changes in the unemployment rate; pressures in the labor market; changes in government-funded benefit programs; changes in the types and numbers of businesses that compete with us; pricing and promotional activities of existing and new competitors and the aggressiveness of that competition; our response to these actions; the state of the economy, including interest rates, the inflationary, disinflationary and/or deflationary trends and such trends in certain commodities, products and/or operating costs; the geopolitical environment including wars and conflicts; unstable political situations and social unrest; changes in tariffs; the effect that fuel costs have on consumer spending; volatility of fuel margins; manufacturing commodity costs; supply constraints; diesel fuel costs related to our logistics operations; trends in consumer spending; the extent to which our customers exercise caution in their purchasing in response to economic conditions; the uncertainty of economic growth or recession; stock repurchases; changes in the regulatory environment in which we operate, along with changes in federal policy and at state and federal regulatory agencies; our ability to retain pharmacy sales from third-party payors; consolidation in the healthcare industry, including pharmacy benefit managers; our ability to negotiate modifications to multi-employer pension plans; our ability to attract and retain qualified individuals; natural disasters or adverse weather conditions; the effect of public health crises or other significant catastrophic events; the potential costs and risks associated with potential cyberattacks or data security breaches; the potential costs and risks associated with new technologies, including artificial intelligence; the success of our future growth plans; the ability to execute our growth strategy and value creation model, including continued cost savings, growth of our media businesses, and our ability to better serve our customers and to generate customer loyalty and sustainable growth through Fresh, Our Brands, Personalization and eCommerce; the outcome of litigation matters, including those relating to the terminated transaction with Albertsons Companies, Inc.; and the risks relating to or arising from our opioid litigation settlements, including the risk of litigation relating to persons, entities, or jurisdictions that do not participate in those settlements.

●	Our ability to achieve these goals may also be affected by our ability to manage the factors identified above. Our ability to execute our financial strategy may be affected by our ability to generate cash flow.

●	Our adjusted effective tax rate may differ from the expected rate due to changes in tax laws and policies, the status of pending items with various taxing authorities and the deductibility of certain expenses.

●	We cannot fully foresee the effects of changes in economic conditions on our business.

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

FINANCIAL PERFORMANCE DATA

The following table provides highlights of our financial performance:

Financial Performance Data

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 15,	Percentage	August 16,	August 15,	Percentage	August 16,
	2026	Change	2025	2026	Change	2025
Sales	$34,621	2.0%	$33,940	$80,742	2.1%	$79,058
Sales without fuel	$30,517	(0.5)%	$30,671	$71,375	(0.1)%	$71,449
Identical sales excluding fuel and Adjusted Items(1)	0.2%	N/A	3.4%	0.6%	N/A	3.3%
FIFO gross margin, excluding rent, depreciation and amortization, fuel and Adjusted Items, bps increase	13	N/A	39	1	N/A	62
OG&A rate, excluding fuel and Adjusted Items, bps increase (decrease)	33	N/A	(5)	23	N/A	34
Operating profit	$971	12.5%	$863	$2,378	8.8%	$2,185
Adjusted FIFO operating profit	$1,076	(1.4)%	$1,091	$2,620	0.4%	$2,610
Net earnings attributable to The Kroger Co.	$641	5.3%	$609	$1,543	4.6%	$1,475
Adjusted net earnings attributable to The Kroger Co.	$667	(4.0)%	$695	$1,647	(2.5)%	$1,690
Net earnings attributable to The Kroger Co. per diluted common share	$1.05	15.4%	$0.91	$2.51	14.1%	$2.20
Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.09	4.8%	$1.04	$2.67	5.5%	$2.53
Dividends paid	$216	2.4%	$211	$431	2.1%	$422
Dividends paid per common share	$0.35	9.4%	$0.32	$0.70	9.4%	$0.64
Share repurchases	$1,069	N/A	$22	$1,283	N/A	$203
(Decrease) increase in total debt, including obligations under finance leases compared to prior fiscal year end	$(569)	N/A	$54	$(569)	N/A	$54
(1)	Identical sales, excluding fuel, were adjusted to exclude stores involved in labor disputes in Colorado in the first quarter of 2025. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2026, 2025 and 2024 for stores involved in such labor disputes.

SIGNIFICANT EVENTS

●	eCommerce sales increased 14% in the second quarter and first two quarters of 2026, compared to the same periods of 2025, led by increased demand for Delivery solutions. Excluding the effect of fulfillment center exits in markets where Kroger does not operate stores, the sale of Vitacost.com and the discontinuation of Ship Marketplace, eCommerce sales increased 20% in the second quarter and 19% in the first two quarters of 2026, compared to the same periods of 2025, led by increased demand for Delivery solutions. eCommerce sales include products ordered online and picked up at our stores and Delivery solutions. Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms. Our eCommerce business, including third-party media revenue, was profitable in the second quarter and first two quarters of 2026.

●	Identical sales, excluding fuel, increased 0.2% in the second quarter of 2026, compared to the second quarter of 2025. Sales growth was led by eCommerce, natural foods, meat and seafood, bakery and pharmacy sales, partially offset by the effects from the Inflation Reduction Act of 138 basis points, a customer shift from brand to generic prescriptions of 61 basis points, the effects of the Cyclospora outbreak of approximately 35 basis points and egg deflation of 30 basis points. Identical sales, excluding fuel and the Labor Dispute, increased 0.6% in the first two quarters of 2026, compared to the same periods of 2025. Sales growth was led by eCommerce, natural foods, meat and seafood, bakery and pharmacy, partially offset by the effects from the Inflation Reduction Act of 133 basis points, a customer shift from brand to generic prescriptions of 50 basis points, egg deflation of 49 basis points and the effects of the Cyclospora outbreak of 15 basis points.

●	On July 1, 2026, we announced that we had entered into an agreement and plan of merger pursuant to which we will acquire Giant Eagle, Inc. (“Giant Eagle”). The transaction is valued at approximately $1.65 billion, subject to customary purchase price adjustments, and consists of $1.25 billion in cash to be paid and approximately $400 million in assumed indebtedness. In connection with obtaining the requisite regulatory clearance necessary to consummate the transaction, Kroger and Giant Eagle expect to make limited Giant Eagle store divestitures. The transaction is expected to close in fiscal year 2027, subject to the expiration or termination of any applicable waiting period, and any extensions thereof, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction or waiver of other customary closing conditions.

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

The adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit metrics are important measures used by management to compare the performance of core operating results between periods. We believe adjusted net earnings, adjusted net earnings per diluted share and adjusted FIFO operating profit are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net earnings, net earnings per diluted share and FIFO operating profit because adjusted items are not the result of our normal operations. Net earnings for the first two quarters of 2026 include the following, which we define as the “2026 Adjusted Items”:

●	Charges to operating, general and administrative (“OG&A”) of $119 million, $91 million net of tax, for transformation costs and $38 million, $29 million net of tax, for merger-related litigation charges (the “2026 OG&A Adjusted Items”).

●	A gain in other income (expense) of $20 million, $16 million net of tax, for the unrealized gain on investments (the “2026 Other Income (Expense) Adjusted Item”).

Net earnings for the second quarter of 2026 include the following, which we define as the “2026 Second Quarter Adjusted Items”:

●	Charges to OG&A of $56 million, $43 million net of tax, for transformation costs and $13 million, $9 million net of tax, for merger-related litigation charges (the “2026 Second Quarter OG&A Adjusted Items”).

●	A gain in other income (expense) of $34 million, $26 million net of tax, for the unrealized gain on investments (the “2026 Second Quarter Other Income (Expense) Adjusted Item”).

Net earnings for the first two quarters of 2025 include the following, which we define as the “2025 Adjusted Items”:

●	Charges to OG&A of $100 million, $77 million net of tax, for store closures; $136 million, $102 million net of tax, for merger-related litigation and settlement charges; $22 million, $17 million net of tax, for opioid settlement charges and vendor reserves; $47 million, $37 million net of tax, for severance charge and related benefits and a credit to OG&A of $21 million, $16 million net of tax, for executive stock compensation for a former executive (the “2025 OG&A Adjusted Items”).

●	A gain in other income (expense) of $37 million, $28 million net of tax, for the unrealized gain on investments (the “2025 Other Income (Expense) Adjusted Item”).

●	A reduction to income tax expense of $7 million for executive stock compensation for a former executive income tax adjustment (the “2025 Income Tax Expense Adjusted Item”).

●	A net charge to Sales, Merchandise costs and OG&A of $44 million, $33 million net of tax, for certain stores involved in labor disputes in Colorado in the first quarter of 2025 (the “Labor Dispute”).

Net earnings for the second quarter of 2025 include the following, which we define as the “2025 Second Quarter Adjusted Items”:

●	Charges to OG&A of $121 million, $92 million net of tax, for merger-related litigation and settlement charges and $47 million, $37 million net of tax, for severance charge and related benefits (the “2025 Second Quarter OG&A Adjusted Items”).

●	A gain in other income (expense) of $56 million, $43 million net of tax, for the unrealized gain on investments (the “2025 Second Quarter Other Income (Expense) Adjusted Item”).

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

The following table provides a reconciliation of net earnings attributable to The Kroger Co. to adjusted net earnings attributable to The Kroger Co. and a reconciliation of net earnings attributable to The Kroger Co. per diluted common share to adjusted net earnings attributable to The Kroger Co. per diluted common share, excluding the 2026 and 2025 Adjusted Items:

Net Earnings per Diluted Share excluding the Adjusted Items

($ in millions, except per share amounts)

	Second Quarter Ended			Two Quarters Ended
	August 15,	August 16,	Percentage	August 15,	August 16,	Percentage
	2026	2025	Change	2026	2025	Change
Net earnings attributable to The Kroger Co.	$641	$609		$1,543	$1,475

(Income) expense adjustments
Adjustment for gain on investments(1)(2)	(26)	(43)		(16)	(28)
Adjustment for labor dispute charges(1)(3)	—	—		—	33
Adjustment for store closures(1)(4)	—	—		—	77
Adjustment for executive stock compensation for a former executive(1)(5)	—	—		—	(16)
Adjustment for merger-related litigation and settlement charges(1)(6)	9	92		29	102
Adjustment for opioid settlement charges and vendor reserves(1)(7)	—	—		—	17
Adjustment for severance charge and related benefits(1)(8)	—	37		—	37
Adjustment for transformation costs(1)(9)	43	—		91	—
Executive stock compensation for a former executive income tax adjustment	—	—		—	(7)
2026 and 2025 Adjusted Items	26	86		104	215

Adjusted net earnings attributable to The Kroger Co.	$667	$695	(4.0)%	$1,647	$1,690	(2.5)%

Net earnings attributable to The Kroger Co. per diluted common share	$1.05	$0.91		$2.51	$2.20

(Income) expense adjustments
Adjustment for gain on investments(10)	(0.04)	(0.06)		(0.03)	(0.04)
Adjustment for labor dispute charges(10)	—	—		—	0.05
Adjustment for store closures(10)	—	—		—	0.12
Adjustment for executive stock compensation for a former executive(10)	—	—		—	(0.03)
Adjustment for merger-related litigation and settlement charges(10)	0.01	0.14		0.04	0.16
Adjustment for opioid settlement charges and vendor reserves(10)	—	—		—	0.03
Adjustment for severance charge and related benefits(10)	—	0.05		—	0.05
Adjustment for transformation costs(10)	0.07	—		0.15	—
Executive stock compensation for a former executive income tax adjustment(10)	—	—		—	(0.01)
2026 and 2025 Adjusted Items	0.04	0.13		0.16	0.33

Adjusted net earnings attributable to The Kroger Co. per diluted common share	$1.09	$1.04	4.8%	$2.67	$2.53	5.5%

Average number of common shares used in diluted calculation	608	665		612	664

Net Earnings per Diluted Share excluding the Adjusted Items (continued)

($ in millions, except per share amounts)

(1)	The amounts presented represent the after-tax effect of each adjustment, which was calculated using discrete tax rates.
(2)	The pre-tax adjustments for gain on investments were $(34) and $(56) in the second quarters of 2026 and 2025, respectively. The year-to-date pre-tax adjustments for gain on investments were $(20) and $(37) in the first two quarters of 2026 and 2025, respectively.
(3)	The pre-tax adjustment for labor dispute charges was $44.
(4)	The pre-tax adjustment for store closures was $100.
(5)	The pre-tax adjustment for executive stock compensation for a former executive was $(21).
(6)	The pre-tax adjustments for merger-related litigation and settlement charges were $13 and $121 in the second quarters of 2026 and 2025, respectively. The year-to-date pre-tax adjustments for merger-related litigation and settlement charges were $38 and $136 for the first two quarters of 2026 and 2025, respectively.
(7)	The pre-tax adjustment for opioid settlement charges and vendor reserves was $22.
(8)	The pre-tax adjustment for severance charge and related benefits was $47.
(9)	The pre-tax adjustment for transformation costs was $56 in the second quarter of 2026. The year-to-date pre-tax adjustment for transformation costs was $119 for the first two quarters of 2026. Transformation costs primarily include costs related to third-party professional consulting fees associated with business transformation and cost savings initiatives.
(10)	The amount presented represents the net earnings per diluted common share effect of each adjustment.

RESULTS OF OPERATIONS

Sales

Total Sales

($ in millions)

	Second Quarter Ended				Two Quarters Ended
	August 15,	Percentage	August 16,	Percentage	August 15,	Percentage	August 16,	Percentage
	2026	Change(1)	2025	Change(2)	2026	Change(3)	2025	Change(4)
Total sales to retail customers without fuel(5)	$30,189	(0.5)%	$30,352	1.2%	$70,652	(0.1)%	$70,753	1.1%
Supermarket fuel sales	4,105	25.6%	3,269	(10.1)%	9,367	23.1%	7,609	(11.5)%
Other sales(6)	327	2.5%	319	17.7%	723	3.9%	696	13.4%

Total sales	$34,621	2.0%	$33,940	0.1%	$80,742	2.1%	$79,058	(0.2)%
(1)	This column represents the percentage change in the second quarter of 2026, compared to the second quarter of 2025.
(2)	This column represents the percentage change in the second quarter of 2025, compared to the second quarter of 2024.
(3)	This column represents the percentage change in the first two quarters of 2026, compared to the first two quarters of 2025.
(4)	This column represents the percentage change in the first two quarters of 2025, compared to the first two quarters of 2024.
(5)	eCommerce sales are included in the “Total sales to retail customers without fuel” line above. eCommerce sales increased 14% in the second quarter and first two quarters of 2026, compared to the same periods of 2025 led by increased demand for Delivery solutions. Excluding the effect of fulfillment center exits in markets where Kroger does not operate stores, the sale of Vitacost.com and the discontinuation of Ship Marketplace, eCommerce sales increased 20% in the second quarter and 19% in the first two quarters of 2026, compared to the same periods of 2025, led by increased demand for Delivery solutions. eCommerce sales include products ordered online and picked up at our stores and Delivery solutions. Delivery solutions include orders delivered to customers from retail store locations, customer fulfillment centers and orders placed through third-party platforms.
(6)	Other sales primarily relate to external sales at food production plants, other pharmacy services, third-party media revenue and data analytic services. The increase in the second quarter and first two quarters of 2026, compared to the same periods of 2025, is primarily due to an increase in third-party media revenue.

Total sales increased in the second quarter of 2026, compared to the second quarter of 2025, by 2.0%. The increase was primarily due to an increase in supermarket fuel sales and identical sales, excluding fuel, partially offset by the sale of Vitacost.com, closed stores and fulfillment center exits in markets where Kroger does not operate stores. Total supermarket fuel sales increased 25.6% in the second quarter of 2026, compared to the second quarter of 2025, primarily due to an increase in the average retail fuel price of 25.3%. Total sales, excluding fuel, Vitacost.com and fulfillment center exits in markets where Kroger does not operate stores, increased 0.1% in the second quarter of 2026, compared to the second quarter of 2025, which was primarily due to our identical sales increase, excluding fuel, of 0.2%, partially offset by closed stores. Identical sales, excluding fuel, for the second quarter of 2026, compared to the second quarter of 2025, increased primarily due to increased eCommerce, natural foods, meat and seafood, bakery and pharmacy sales and increased spend per item, partially offset by a reduction in the number of units sold, and the effects from the Inflation Reduction Act of 138 basis points, a customer shift from brand to generic prescriptions of 61 basis points, the effects of the Cyclospora outbreak of approximately 35 basis points and egg deflation of 30 basis points.

Total sales increased in the first two quarters of 2026, compared to first two quarters of 2025, by 2.1%. The increase was primarily due to an increase in supermarket fuel sales and identical sales, excluding fuel and the Labor Dispute, partially offset by the sale of Vitacost.com, closed stores and fulfillment center exits in markets where Kroger does not operate stores. Total supermarket fuel sales increased 23.1% in the first two quarters of 2026, compared to the first two quarters of 2025, primarily due to an increase in the average retail fuel price of 23.9%. Total sales, excluding fuel, Vitacost.com and fulfillment center exits in markets where Kroger does not operate stores, increased 0.5% in the first two quarters of 2026, compared to the first two quarters of 2025, which was primarily due to our identical sales increase, excluding fuel and the Labor Dispute, of 0.6%, partially offset by closed stores. Identical sales, excluding fuel and the Labor Dispute, for the first two quarters of 2026, compared to the first two quarters of 2025, increased primarily due to increased eCommerce, natural foods, meat and seafood, bakery and pharmacy sales and increased spend per item, partially offset by a reduction in the number of units sold, and the effects from the Inflation Reduction Act of 133 basis points, a customer shift from brand to generic prescriptions of 50 basis points, egg deflation of 49 basis points and the effects of the Cyclospora outbreak of 15 basis points.

We calculate identical sales, excluding fuel, as sales to retail customers, including sales from all departments at identical supermarket locations and Delivery solutions. We define a supermarket as identical when it has been in operation without expansion or relocation for five full quarters. We include Kroger Delivery sales from customer fulfillment centers in the identical sales calculation if the delivery occurs in an existing Kroger supermarket geography or when the location has been in operation for five full quarters; closed facilities in which the delivery occurs in an existing Kroger supermarket geography remain in the identical sales calculation, while closed facilities in which delivery does not occur in an existing Kroger supermarket geography are excluded from the identical sales calculation starting in the quarter the closure is announced. Although identical sales is a relatively standard term, numerous methods exist for calculating identical sales growth. As a result, the method used by our management to calculate identical sales may differ from methods other companies use to calculate identical sales. It is important to understand the methods used by other companies to calculate identical sales before comparing our identical sales to those of other such companies. Our identical sales results, excluding fuel, are summarized in the following tables. We used the identical sales, excluding fuel, dollar figures presented below to calculate percentage changes for the second quarter and first two quarters of 2026.

Identical Sales

($ in millions)

	Second Quarter Ended
	August 15,	Percentage	August 16,	Percentage
	2026	Change(1)	2025	Change(2)
Excluding Fuel	$29,957	0.2%	$29,892	3.4%
(1)	This column represents the percentage change in identical sales in the second quarter of 2026, compared to the second quarter of 2025.
(2)	This column represents the percentage change in identical sales in the second quarter of 2025, compared to the second quarter of 2024.

	Excluding Adjusted Items(1)
	Two Quarters Ended
	August 15,	Percentage	August 16,	Percentage
	2026	Change(2)	2025	Change(3)
Excluding Fuel	$69,759	0.6%	$69,309	3.3%
(1)	Identical sales, excluding fuel, were adjusted to exclude stores involved in labor disputes in Colorado in the first quarter of 2025. Identical sales, excluding fuel, were excluded for the first four weeks of the first quarters of 2026, 2025 and 2024 for stores involved in such labor disputes.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2026, compared to the first two quarters of 2025.
(3)	This column represents the percentage change in identical sales in the first two quarters of 2025, compared to the first two quarters of 2024.

	Two Quarters Ended
	August 15,	Percentage	August 16,	Percentage
	2026	Change(1)	2025	Change(2)
Excluding Fuel	$70,093	0.8%	$69,567	3.2%
(1)	This column represents the percentage change in identical sales in the first two quarters of 2026, compared to the first two quarters of 2025.
(2)	This column represents the percentage change in identical sales in the first two quarters of 2025, compared to the first two quarters of 2024.

Gross Margin, LIFO and FIFO Gross Margin

Our gross margin rates, as a percentage of sales, were 22.4% in the second quarter of 2026 and 22.5% in the second quarter of 2025. This decrease resulted primarily from increased fuel sales, which have a lower gross margin rate, higher transportation costs, as a percentage of sales, higher shrink and greater value delivered for customers, partially offset by improved eCommerce profitability, increased third-party media revenue, higher pharmacy margins, sourcing improvements, tariff refunds, which were fully invested in value, a decreased LIFO charge and lower depreciation and amortization, as a percentage of sales.

Our gross margin rates, as a percentage of sales, were 22.6% in the first two quarters of 2026 and 22.8% in the first two quarters of 2025. This decrease resulted primarily from increased fuel sales, which have a lower gross margin rate, higher transportation costs, as a percentage of sales, higher shrink and greater value delivered for customers, partially offset by higher pharmacy margins, improved eCommerce profitability, increased third-party media revenue, sourcing improvements, egg deflation, tariff refunds, which were fully invested in value, and lower depreciation and amortization, as a percentage of sales.

The following table provides the calculation of gross profit and gross margin in accordance with GAAP ($ in millions):

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 16,	August 15,	August 16,
	2026	2025	2026	2025
Sales	$34,621	$33,940	$80,742	$79,058
Merchandise costs, including advertising, warehousing and transportation and LIFO charge, excluding rent and depreciation and amortization	26,763	26,130	62,256	60,681
Rent	12	13	29	31
Depreciation and amortization	96	151	235	344
Gross profit	$7,750	$7,646	$18,222	$18,002

Gross margin	22.4%	22.5%	22.6%	22.8%

We define FIFO gross margin as FIFO gross profit divided by sales. FIFO gross profit is calculated as sales less merchandise costs, including advertising, warehousing and transportation expenses, but excluding the LIFO charge, rent and depreciation and amortization.

Our LIFO charge was $39 million in the second quarter of 2026, compared to $62 million in the second quarter of 2025. Our LIFO charge was $91 million in the first two quarters of 2026, compared to $102 million in the first two quarters of 2025. The decrease in the LIFO charge was due to lower expected annualized product cost inflation for 2026, compared to 2025.

Our fuel sales lower our FIFO gross margin rate due to the very low FIFO gross margin rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, our FIFO gross margin rate increased 13 basis points in the second quarter of 2026, compared to the second quarter of 2025. This increase resulted primarily from improvement in eCommerce profitability, increased third-party media revenue, higher pharmacy margins, sourcing improvements and tariff refunds, which were fully invested in value, partially offset by higher transportation costs, as a percentage of sales, higher shrink and greater value delivered for customers.

Excluding the effect of fuel and the Labor Dispute, our FIFO gross margin rate increased 1 basis point in the first two quarters of 2026, compared to the first two quarters of 2025. This increase resulted primarily from higher pharmacy margins, improved eCommerce profitability, increased third-party media revenue, sourcing improvements, egg deflation and tariff refunds, which were fully invested in value, partially offset by higher transportation costs, as a percentage of sales, higher shrink and greater value delivered for customers.

Operating, General and Administrative Expenses

OG&A expenses consist primarily of employee-related costs such as wages, healthcare benefit costs, retirement plan costs, utilities and credit card fees. Rent expense, depreciation and amortization expense and interest expense are not included in OG&A.

OG&A expenses, as a percentage of sales, were 17.2% in the second quarter of 2026 and 17.6% in the second quarter of 2025. The decrease in the second quarter of 2026, compared to the second quarter of 2025, resulted primarily from the effect of increased fuel sales, which decreases our OG&A rate, as a percentage of sales, continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, lower incentive plan costs and the 2025 Second Quarter OG&A Adjusted Items, partially offset by planned investments in associates, increased healthcare costs, supermarket sales deleverage and the 2026 Second Quarter OG&A Adjusted Items.

OG&A expenses, as a percentage of sales, were 17.2% in the first two quarters of 2026 and 17.6% in the first two quarters of 2025. The decrease in the first two quarters of 2026, compared to the first two quarters of 2025, resulted primarily from the effect of increased fuel sales, which decreases our OG&A rate, as a percentage of sales, continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, lower incentive plan costs, decreased multi-employer pension contributions and the 2025 OG&A Adjusted Items, partially offset by planned investments in associates, supermarket sales deleverage and the 2026 OG&A Adjusted Items.

Our fuel sales lower our OG&A rate, as a percentage of sales, due to the very low OG&A rate, as a percentage of sales, of fuel sales compared to non-fuel sales. Excluding the effect of fuel, the 2026 Second Quarter OG&A Adjusted Items and the 2025 Second Quarter OG&A Adjusted Items, our OG&A rate increased 33 basis points in the second quarter of 2026, compared to the second quarter of 2025. This increase resulted primarily from planned investment in associates, increased healthcare costs and supermarket sales deleverage, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, and lower incentive plan costs.

Excluding the effect of fuel, the 2026 OG&A Adjusted Items, the 2025 OG&A Adjusted Items and the Labor Dispute, our OG&A rate increased 23 basis points in the first two quarters of 2026, compared to the first two quarters of 2025. This increase resulted primarily from planned investments in associates and supermarket sales deleverage, partially offset by continued execution of broad-based cost savings initiatives that drive administrative efficiencies, including store productivity, lower incentive plan costs and decreased multi-employer pension contributions.

Rent Expense

Rent expense remained relatively consistent, as a percentage of sales, for the second quarter and first two quarters of 2026, compared to the same periods of 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 16 basis points, as a percentage of sales, in the second quarter of 2026 compared to the second quarter of 2025. Depreciation and amortization expense decreased 17 basis points in the first two quarters of 2026, compared to the first two quarters of 2025. This decrease in both periods was primarily due to the fulfillment network closures in the fourth quarter of 2025.

Operating Profit and FIFO Operating Profit

Operating profit was $971 million, or 2.80% of sales, for the second quarter of 2026, compared to $863 million, or 2.54% of sales, for the second quarter of 2025. Operating profit, as a percentage of sales, increased 26 basis points in the second quarter of 2026, compared to the second quarter of 2025, primarily due to decreased OG&A and depreciation and amortization expenses, as a percentage of sales, and a decreased LIFO charge, partially offset by a lower FIFO gross margin rate.

Operating profit was $2.4 billion, or 2.94% of sales, for the first two quarters of 2026, compared to $2.2 billion, or 2.76% of sales, for the first two quarters of 2025. Operating profit, as a percentage of sales, increased 18 basis points in the first two quarters of 2026, compared to the first two quarters of 2025, primarily due to decreased OG&A and depreciation and amortization expenses, as a percentage of sales, and increased fuel operating profit, partially offset by a lower FIFO gross margin rate.

FIFO operating profit was $1.0 billion, or 2.92% of sales, for the second quarter of 2026, compared to $925 million, or 2.73% of sales, for the second quarter of 2025. FIFO operating profit, as a percentage of sales, excluding the 2026 and 2025 Adjusted Items, decreased 11 basis points in the second quarter of 2026, compared to the second quarter of 2025, primarily due to a lower FIFO gross margin rate, partially offset by decreased OG&A and depreciation and amortization expenses, as a percentage of sales.

FIFO operating profit was $2.5 billion, or 3.06% of sales, for the first two quarters of 2026, compared to $2.3 billion, or 2.89% of sales, for the first two quarters of 2025. FIFO operating profit, as a percentage of sales, excluding the 2026 and 2025 Adjusted Items, decreased 5 basis points in the first two quarters of 2026, compared to the first two quarters of 2025, primarily due to a lower FIFO gross margin rate, partially offset by decreased OG&A and depreciation and amortization expenses, as a percentage of sales, and increased fuel operating profit.

Specific factors contributing to the trends driving operating profit and FIFO operating profit identified above are discussed earlier in this section.

The following table provides a reconciliation of operating profit to FIFO operating profit and to Adjusted FIFO operating profit, excluding the 2026 and 2025 Adjusted Items:

Operating Profit excluding the Adjusted Items

($ in millions)

	Second Quarter Ended		Two Quarters Ended
	August 15,	August 16,	August 15,	August 16,
	2026	2025	2026	2025
Operating profit	$971	$863	$2,378	$2,185
LIFO charge	39	62	91	102

FIFO Operating profit	1,010	925	2,469	2,287

Adjustment for labor dispute charges	—	—	—	44
Adjustment for store closures	—	—	—	100
Adjustment for executive stock compensation for a former executive	—	—	—	(21)
Adjustment for merger-related litigation and settlement charges	13	121	38	136
Adjustment for opioid settlement charges and vendor reserves	—	—	—	22
Adjustment for severance charge and related benefits	—	47	—	47
Adjustment for transformation costs(1)	56	—	119	—
Other	(3)	(2)	(6)	(5)

2026 and 2025 Adjusted items	66	166	151	323

Adjusted FIFO operating profit excluding the adjusted items above	$1,076	$1,091	$2,620	$2,610
(1)	Transformation costs primarily include costs related to third-party professional consulting fees associated with business transformation and cost savings initiatives.

Net Interest Expense

Net interest expense totaled $156 million in the second quarter of 2026, compared to $144 million in the second quarter of 2025. Net interest expense totaled $365 million in the first two quarters of 2026, compared to $343 million in the first two quarters of 2025. This increase resulted primarily from decreased interest income earned on our cash and temporary cash investments due to decreased balances of cash and temporary cash investments in the first two quarters of 2026, compared to the first two quarters of 2025, partially offset by decreased interest expense on the average total outstanding debt in the first two quarters of 2026, compared to the first two quarters of 2025.

Income Taxes

The effective income tax rate was 23.6% for the second quarter of 2026 and 21.0% for the second quarter of 2025. The effective income tax rate was 23.4% for the first two quarters of 2026 and 21.2% for the first two quarters of 2025. The effective income tax rate for the second quarter of 2026 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions. The effective income tax rate for the first two quarters of 2026 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments. The effective income tax rate for the second quarter of 2025 equaled the federal statutory rate due to the effect of state income taxes being fully offset by the utilization of tax credits and deductions including the benefit from share-based payments. The effective income tax rate for the first two quarters of 2025 differed from the federal statutory rate due to the effect of state income taxes, partially offset by the utilization of tax credits and deductions including the benefit from share-based payments, which includes the 2025 Income Tax Expense Adjusted Item.

Net Earnings and Net Earnings Per Diluted Share

Our net earnings are based on the factors discussed in the Results of Operations section.

Net earnings of $1.05 per diluted share for the second quarter of 2026 represented an increase compared to net earnings of $0.91 per diluted share for the second quarter of 2025. Excluding the 2026 and 2025 Adjusted Items, adjusted net earnings of $1.09 per diluted share for the second quarter of 2026 represented an increase of 5% compared to adjusted net earnings of $1.04 per diluted share for the second quarter of 2025. The increase in adjusted net earnings per diluted share resulted primarily from lower common shares outstanding and a decreased LIFO charge, partially offset by decreased adjusted FIFO operating profit, excluding fuel, and higher income tax expense.

Net earnings of $2.51 per diluted share for the first two quarters of 2026 represented an increase compared to net earnings of $2.20 per diluted share for the first two quarters of 2025. Excluding the 2026 and 2025 Adjusted Items, adjusted net earnings of $2.67 per diluted share for the first two quarters of 2026 represented an increase of 6% compared to adjusted net earnings of $2.53 per diluted share for the first two quarters of 2025. The increase in adjusted net earnings per diluted share resulted primarily from increased fuel earnings and lower common shares outstanding, partially offset by decreased adjusted FIFO operating profit, excluding fuel, increased interest expense and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information

The following table summarizes our net (decrease) increase in cash and temporary cash investments for the first two quarters of 2026 and 2025 ($ in millions):

	Two Quarters Ended
	August 15,	August 16,
	2026	2025
Net cash provided by (used by)
Operating activities	$3,085	$3,688
Investing activities	(2,395)	(2,107)
Financing activities	(2,348)	(657)
Net (decrease) increase in cash and temporary cash investments	$(1,658)	$924

Net cash provided by operating activities

We generated $3.1 billion of cash from operations in the first two quarters of 2026 compared to $3.7 billion in the first two quarters of 2025. The change in net earnings including noncontrolling interests is discussed in the Results of Operations section. Other significant items affecting net cash provided by operating activities include the following:

●	Cash flows from receivables were less favorable in the first two quarters of 2026, compared to the first two quarters of 2025, primarily due to the following:

o	An increase in third-party media receivables at the end of the second quarter of 2026, compared to the end of the second quarter of 2025, primarily due to general business growth and timing of cash receipts; and

o	An increase in pharmacy receivables at the end of the second quarter of 2026, compared to the fiscal year end of 2025, primarily due to timing of cash receipts and the maximum fair price provision of the Inflation Reduction Act;

●	Cash flows from inventory were less favorable in the first two quarters of 2026, compared to the first two quarters of 2025, primarily due to timing, improved in-stock conditions and increased fuel inventory costs; and

●	Cash flows from income taxes receivable and payable were more favorable in the first two quarters of 2026, compared to the first two quarters of 2025, due to reduced federal estimated tax payments made in the first two quarters of 2026 primarily due to applying a 2025 tax overpayment to reduce our 2026 estimated tax payments.

Cash paid for income taxes decreased in the first two quarters of 2026, compared to the first two quarters of 2025, primarily due to applying a 2025 tax overpayment to reduce our 2026 estimated tax payments.

Net cash used by investing activities

Investing activities used cash of $2.4 billion in the first two quarters of 2026, compared to $2.1 billion in the first two quarters of 2025. The amount of cash used by investing activities increased in the first two quarters of 2026, compared to the first two quarters of 2025, primarily due to an increase in payments for property and equipment, including payments for lease buyouts, due to the timing of major storing projects in the first two quarters of 2026, compared to the first two quarters of 2025.

Net cash used by financing activities

Cash used by financing activities was $2.3 billion in the first two quarters of 2026, compared to $657 million in the first two quarters of 2025. The amount of cash used by financing activities increased in the first two quarters of 2026, compared to the first two quarters of 2025, primarily due to an increase in treasury stock purchases and increased payments on long-term debt including obligations under finance leases.

Capital Investments

Capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, totaled $2.7 billion for the first two quarters of 2026, compared to $2.0 billion for the first two quarters of 2025. This increase is primarily due to the timing of major storing projects in the first two quarters of 2026, compared to the first two quarters of 2025. We expect our annual 2026 capital investments, including changes in construction-in-progress payables and excluding the purchase of leased facilities, to be relatively consistent with 2025. During the rolling four quarter period ended with the second quarter of 2026, we opened, expanded, relocated or acquired 35 supermarkets and completed 272 remodels. We define a remodel as a project that is greater than or equal to a cost of $8 per square foot. Total supermarket square footage at the end of the second quarter of 2026 decreased 0.1% from the end of the second quarter of 2025. Excluding mergers, acquisitions and operational closings, total supermarket square footage at the end of the second quarter of 2026 increased 1.3% over the end of the second quarter of 2025.

Debt Management

As of August 15, 2026, we maintained a $2.75 billion (with the ability to increase by $2.0 billion, subject to certain conditions), unsecured revolving credit facility that, unless extended, terminates on September 13, 2029. Outstanding borrowings under the credit facility, commercial paper borrowings and some outstanding letters of credit reduce funds available under the credit facility. As of August 15, 2026, we had no outstanding commercial paper and no outstanding borrowings under our credit facility. The outstanding letters of credit that reduce funds available under our credit facility totaled $4 million as of August 15, 2026.

Our credit agreement contains a financial covenant. As of August 15, 2026, we were in compliance with the financial covenant. Furthermore, management believes it is not reasonably likely that we will fail to comply with this financial covenant in the future.

Total debt, including both the current and long-term portions of obligations under finance leases, decreased $569 million as of August 15, 2026, compared to our fiscal year end 2025 debt of $17.6 billion. This decrease resulted primarily from the payment of $500 million of senior notes bearing an interest rate of 3.5%.

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

During the first two quarters of 2026, we invested $1.3 billion to repurchase 21.2 million Kroger common shares at an average price of $60.63 per share, which includes excise tax on the shares repurchased. These shares were reacquired under the December 2025 Repurchase Program, the December 2024 Repurchase Program, and the 1999 Repurchase Program.

The December 2024 Repurchase Program was exhausted during the first quarter of 2026. As of August 15, 2026, there was $801 million remaining under the December 2025 Repurchase Program, which excludes excise tax on share repurchases in excess of issuances. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The December 2025 Repurchase Program and the 1999 Repurchase Program do not have any expiration dates, but may be suspended or terminated by our Board of Directors at any time.

Liquidity Needs

We held cash and temporary cash investments of $1.7 billion as of August 15, 2026. We actively manage our cash and temporary cash investments in order to internally fund operating activities, support and invest in our core businesses, make scheduled interest and principal payments on our borrowings and return cash to shareholders through cash dividend payments and share repurchases. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain committed to our dividend, and growing our dividend over time, subject to Board approval, as well as share repurchase programs and we will continue to evaluate the optimal use of any excess free cash flow, consistent with our capital allocation strategy.

We expect to meet our short-term and long-term liquidity needs with cash and temporary cash investments on hand as of August 15, 2026, cash flows from our operating activities and other sources of liquidity, including borrowings under our commercial paper program and revolving credit facility. Our short-term and long-term liquidity needs include anticipated requirements for working capital to maintain our operations, pension plan commitments, interest payments and scheduled principal payments of debt and commercial paper, servicing our lease obligations, self-insurance liabilities, capital investments, scheduled opioid settlement payments, proposed acquisition of Giant Eagle and other purchase and contractual obligations. We may also require additional capital in the future to fund organic growth opportunities, increased capacity of Delivery solutions, joint ventures or other business partnerships, property development, acquisitions, dividends and share repurchases. In addition, we generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to the capital markets. We believe we have adequate coverage of our debt covenants to continue to maintain our current investment grade debt ratings and to respond effectively to competitive conditions.

For additional information about our debt activity in the first two quarters of 2026, see Note 2 to the Consolidated Financial Statements.

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

As of August 15, 2026, we had no forward-starting interest rate swap agreements or treasury lock agreements outstanding.

Item 4. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Kroger’s disclosure controls and procedures as of the quarter ended August 15, 2026, the end of the period covered by this Form 10-Q. Based on that evaluation, Kroger’s Chief Executive Officer and Chief Financial Officer concluded that Kroger’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is in the process of implementing a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across customer service, merchandising, sourcing, payroll and accounting through the use of various solutions. There have been no material additional implementations of modules during the quarter ended August 15, 2026. As the Company’s technology transformation project continues, the Company continues to emphasize the maintenance of effective internal control and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase and will evaluate as additional phases are deployed.

There were no changes in Kroger’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, Kroger’s internal control over financial reporting during the quarter ended August 15, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number	Average	as Part of Publicly	Under the Plans
	of Shares	Price Paid Per	Announced Plans	or Programs(4)(5)
Period(1)	Purchased(2)	Share(2)	or Programs(3)	(in millions)
First four weeks
May 24, 2026 to June 20, 2026	110	$64.65	—	$1,830
Second four weeks
June 21, 2026 to July 18, 2026	13,454,813	$59.76	12,953,130	$1,089
Third four weeks
July 19, 2026 to August 15, 2026	5,053,538	$58.13	5,053,494	$801
Total	18,508,461	$59.32	18,006,624	$801
(1)	The reported periods conform to our fiscal calendar composed of thirteen 28-day periods. The second quarter of 2026 contained three 28-day periods.

(2)	Includes (i) shares repurchased under the December 2025 Repurchase Program, (ii) shares repurchased under the 1999 Repurchase Program and (iii) 501,837 shares that were surrendered to the Company by participants under our long-term incentive plans to pay for taxes on restricted stock awards. Excise tax on share repurchases in excess of issuances is reflected in the average price paid per share.

(3)	Represents shares repurchased under the December 2025 Repurchase Program and the 1999 Repurchase Program.

(4)	On December 6, 1999, we announced the 1999 Repurchase Program. On December 23, 2025, we announced that our Board of Directors approved the December 2025 Repurchase Program. The amounts shown in this column reflect the amount remaining under the December 2025 Repurchase Program as of the specified period end dates. Amounts available under the 1999 Repurchase Program are dependent upon option exercise activity. The authority remaining under the December 2025 Repurchase Program and the 1999 Repurchase Program do not have any expiration dates, but may be suspended or terminated by our Board of Directors at any time.

(5)	Excludes excise tax on share repurchases in excess of issuances.

Item 5. Other Information.

(c)

In the second quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits.

EXHIBIT 10.1*	-	The Kroger Co. Executive Severance Plan.

EXHIBIT 10.2*	-	Employment Agreement between The Kroger Co. and Emilee De Martino dated May 22, 2026.

EXHIBIT 10.3*	-	Employment Agreement between The Kroger Co. and Nate Faust dated July 29, 2026.

EXHIBIT 10.4*	-	Employment Agreement between The Kroger Co. and Mark Ibbotson dated August 24, 2026.

EXHIBIT 31.1*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Executive Officer.

EXHIBIT 31.2*	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Financial Officer.

EXHIBIT 32.1*	-	Section 1350 Certifications.

EXHIBIT 101.INS*	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH*	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL*	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF*	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB*	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE*	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104	-	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KROGER CO.

Dated: September 18, 2026	By:	/s/ Gregory S. Foran
Gregory S. Foran
Chief Executive Officer (principal executive officer)

Dated: September 18, 2026	By:	/s/ David J. C. Kennerley
David J. C. Kennerley
Executive Vice President and Chief Financial Officer (principal financial officer)